Form 10-Q/A
period 2021-06-30
ATAI Life Sciences N.V.
filed 2021-08-20
CIK 1840904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A
(Amendment No.1)

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value €0.10 per share	ATAI	The Nasdaq Stock Market LLC ( Nasdaq Global Market )
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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) of ATAI Life Sciences N.V. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Original Filing”) which was filed with the Securities and Exchange Commission on August 16, 2021. The Company is filing this Amendment to file Exhibits 101 and 104 relating to inline XBRL requirements in accordance with Rule 405 of Regulation S-T, which had been omitted from the Original Filing in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which inline XBRL is required.
Additionally, in connection with the filing of this Amendment, the Company is including updated certifications from its chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
This Amendment does not reflect events occurring after the Original Filing. Except for the items described above, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

ATAI Life Sciences N.V.
FORM
10-Q

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, the success, cost and timing of development of our product candidates, including the progress of preclinical and clinical trials, the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue, the timing of and our ability to obtain and maintain regulatory approvals, our business strategy and plans, potential acquisitions, and the plans and objectives of management for future operations and capital expenditures, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.
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
We may announce material business and financial information to our investors using our investor relations website at
ir.atai.life
. We therefore encourage investors and others interested in ATAI to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ATAI LIFE SCIENCES N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$453,622	$97,246
Prepaid expenses and other current assets	3,964	2,076
Short term notes receivable - related party	—	226

Total current assets	457,586	99,548
Property and equipment, net	331	71
Deferred offering costs	—	1,575
Equity method investments	19,780	—
Other investments held at fair value	6,886	—
Other investments	16,107	8,044
Long term notes receivable	1,388	911
Long term notes receivable - related parties	3,194	1,060
Other assets	689	339

Total assets	$505,961	$111,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,202	$3,083
Accrued liabilities	7,824	9,215
Deferred r evenue	120	—
Short-term notes payable	39	—

Total current liabilities	14,185	12,298
Contingent consideration liability - related parties	2,466	1,705
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	1,176	1,199
Convertible promissory notes and derivative liability (including a related party convertible promissory note and derivative liability of $0 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively )	—	978
Other liabilities	3,239	—

Total liabilities	21,066	16,180

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at June 30, 2021 and December 31, 2020, respectively); 750,000,000 and 173,116,704 shares authorized at June 30, 2021 and December 31, 2020, respectively; 154,819,776 and 114,735,712 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	17,299	13,372
Additional paid-in capital	691,382	261,626
Accumulated other comprehensive income (loss)	3,937	5,819
Accumulated deficit	(237,768)	(189,995)

Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	474,850	90,822
Noncontrolling interests	10,045	4,546

Total stockholders’ equity	484,895	95,368

Total liabilities and stockholders’ equity	$505,961	$111,548

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
In contemplation of the consummation of ATAI’s initial public offering (“IPO”) of common shares, ATAI undertook a corporate reorganization (the “Corporate Reorganization”). The Corporate Reorganization consisted of several steps as described below:

•
Exchange of ATAI Life Sciences AG Securities for ATAI Life Sciences B.V. Common Shares and Share Split
: In April 2021, the existing shareholders of ATAI Life Sciences AG each became a party to a separate notarial deed of issue under Dutch law and (i) subscribed for new common shares in ATAI Life Sciences B.V. and (ii) transferred their respective shares in ATAI Life Sciences AG, on a 1 to 10 basis (the “Exchange Ratio”), to ATAI Life Sciences B.V. as a contribution in kind on the common shares in ATAI Life Sciences B.V. As a result of the issuance of common shares in ATAI Life Sciences B.V. to the shareholders of ATAI Life Sciences AG and the contribution and transfer of their respective shares in ATAI Life Sciences AG to ATAI Life Sciences B.V., ATAI Life Sciences AG became a wholly owned subsidiary of ATAI Life Sciences B.V. No shareholder rights or preferences changed as a result of the share for share exchange. In connection with such exchange, the common share in ATAI Life Sciences B.V. held by Apeiron was cancelled. On June 7, 2021, shares of ATAI Life Sciences B.V. were split applying a ratio of 1.6 to one, and the nominal value of the shares was reduced to €0.10, pursuant to a shareholders’ resolution and amendment to the articles of association.

•
Conversion of ATAI Life Sciences B.V. into ATAI Life Sciences N.V
.: Immediately preceding the Company’s IPO, the legal form of ATAI Life Sciences B.V. was converted from a Dutch private company with limited liability to a Dutch public company, and the articles of association of ATAI Life Sciences N.V., became effective. Following the Corporate Reorganization, ATAI Life Sciences N.V. became the holding company of ATAI Life Sciences AG
.

The Corporate Reorganization, as described above, is considered a continuation of ATAI Life Sciences AG resulting in no change in the carrying values of assets or liabilities. As a result, the financial statements for periods prior to the Corporate Reorganization are the financial statements of ATAI Life Sciences AG as the predecessor to ATAI for accounting and reporting purposes. All share, per-share
and related information presented in these condensed consolidated financial statements and corresponding disclosure notes have been retrospectively adjusted, where applicable, to reflect the impact of the share exchange and share split resulting from the Corporate Reorganization. In connection with the Corporate Reorganization, outstanding share awards and option grants of ATAI Life Sciences AG were exchanged for share awards and option grants of ATAI Life Sciences B.V. with identical restrictions.
On June 22, 2021, ATAI closed the IPO of its common stock on Nasdaq. As part of the IPO, the Company issued and sold 17,250,000 shares of its common stock, which included 2,250,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The Co mpany
received net proceeds of approximately $231.6 million from the IPO, after deducting underwriters’ discounts and commissions of $18.1 million and offering costs of $9.0 million.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of June 30, 2021 and December 31, 2020, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds
.
Fair Value Measurements
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
The carrying amounts of the Company’s convertible promissory notes—related parties issued in 2018 and 2020 (collectively, the “2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common stock to which the notes are able to be converted. As of June 30, 2021, the carrying amount and fair value amount of the convertible promissory note
s
issued in 2018 was $0.2

million and $44.3 million, respectively. As of June 30, 2021, the carrying amount and fair value amount of the convertible promissory note
s
issued in 2020 was $1.0 million and $232.3 million, respectively. As of December 31, 2020, the carrying amount and fair value amount for convertible promissory note issued in 2018 was $0.2 million and $12.3 million, respectively. As of December 31, 2020, the carrying amount and fair value amount for convertible promissory note issued in 2020 was $1.0 million and $64.4 million, respectively.
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
longer outstanding
.
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
The Company calculates the fair value of stock options granted using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility
—The Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.
Expected Term
—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has generally elected to use the “simplified method” by analogy for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
Risk-Free Interest Rate
—The risk-free interest rate is based on the implied yield with an equivalent expected term at the grant date.
Dividend Yield
—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued
ASU
2020-06,
“
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815—40)
” (“ASU
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
$
8,000
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

The Company concluded that Neuronasal was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in Neuronasal as an initial consolidation of a variable interest entity (“VIE”) that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed
, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a gain of $3.5 million. The gain was calculated as the sum of the consideration paid of $1.0 million, the fair value of the noncontrolling interest issued of $3.0 million, the carrying value of the Company’s investments in Neuronasal’s common stock and preferred stock prior to May 17, 2021 of $0.8 million, less the fair value of identifiable net assets acq
u
ired of $8.3 million. The fair value of the IPR&D acquired of $8.0 million was charged to research and development expense as it had no alternative future use at the time of the acquisition.
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

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of June 30, 2021 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	Neuronasal
Assets:
Current assets:

Cash	$26,741	$762	$401	$5,351	$1,493	$91	$174	$816	$691
Unbilled receivable	—	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	1,638	84	—	431	15	—	—	—	560
Total current assets	28,379	846	401	5,782	1,508	91	174	816	1,251
Property and equipment, net	2	—	—	—	—	—	—	—	—
Goodwill	—	—	—	—	—	—	—	—	—
Long term notes receivable	—	—	—	1,075	—	102	—	—	—

Total assets	$28,381	$846	$401	$6,857	$1,508	$193	$174	$816	$1,251

Liabilities:
Current liabilities:
Accounts payabl e	$743	$210	$26	$495	$19	$—	$1	$—	$253
Accrued liabilities	947	356	31	154	264	9	69	—	384
Deferred revenue	120	—	—	—	—	—	—	—	—
Convertible promissory notes and derivative liability - current portion	—	—	—	—	—	—	—	—	38

Total current liabilities	1,810	566	57	649	283	9	70	—	675
Convertible promissory notes and derivative liability	—	—	—	—	—	—	—	—	—
Contingent consideration liability	2,363	—	—	—	—	—	—	103	—
Other non-current liabilities	—	—	—	—	—	—	—	—	289

Total liabilities	$4,173	$566	$57	$649	$283	$9	$70	$103	$964

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
non-consolidated
VIEs.

The Company had an investment in COMPASS Pathways plc (formerly known as Compass Pathfinder Holding Limited) (“COMPASS”) which was determined to be an investment in a VIE as of December 31, 2019 and through the date prior to its initial public offering in September 2020 (“COMPASS IPO”); however, the Company was not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investment’s economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation during this period as of December 31, 2019 and through September 2020. The completion of the COMPASS IPO in September 2020 was deemed to be a reconsideration event. Upon the completion of the COMPASS IPO, the Company’s investment in COMPASS was no longer deemed an investment in a VIE as COMPASS now had sufficient equity at risk to finance its activities without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. From the date of the COMPASS IPO through December 31, 2020, the Company’s voting interest was 26.3% which included the voting rights provided under the voting agreements as further described in Note 5 below. In April 2021, the voting agreements were terminated. On May 4, 2021, the Company purchased additional equity investments in COMPASS common stock. From the date of the additional investment through June 30, 2021, the Company’s voting interest was 19.4%. The Company concluded that it did not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in COMPASS common stock under the equity method (See Note 5)
.
5. Equity Method Investments and Other Investments
Equity Method Investments
As of June 30, 2021 and December 31, 2020, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of June 30, 2021			As of December 31, 2020
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc (2)	December 2018	19.4%		19,780	22.1%		—
GABA Therapeutics, Inc	November 2020	7.5	% (1)	—	7.5	% (1)	—
Neuronasal, Inc	October 2020	n/a	(3)	—	9.8	% (1)	—

Total				$19,780			$—

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

Other Investments
The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of June 30, 2021 and December 31, 2020, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
GABA Therapeutics, Inc.	$14,682	$5,519
DemeRx NB, Inc.	1,067	1,096
Juvenescence Limite d	358	368
Neuronasal, Inc.	—	1,061

Total	$16,107	$8,044

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
The carrying value of the investment in COMPASS common stock was reduced to zero as of December 31,2020 due to IPR&D charge with no alternative future use. Since the Company has no obligation to provide financing support to
COMPASS
, the Company is not required to record further losses exceeding the carrying value of the investment. As of December 31, 2020, the Company owned 22.1% of COMPASS ordinary shares. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $378.1 million as of December 31, 2020.
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
Pursuant to the GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones. On April 13, 2021, pursuant to the GABA PSPA, the Company purchased additional shares of Series A preferred stock of GABA, for an aggregate cost of $5.0 million based on the achievement of certain development milestones. On May 21, 2021, the Company exercised its option to purchase additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $5.0 million. As of June 30, 2021, the Company completed the purchase of the additional shares of Series A preferred stock for $10.0 million pursuant to the GABA PSPA
.
Pursuant to the Amended GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock from GABA for up to $1.5 million with the same price per share as its initial investment upon the achievement of specified contingent clinical development milestones.

The obligation to purchase additional shares of Series A preferred stock from GABA was $1.5 million as of June 30, 2021.
In accordance with the
 amend
e
d
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
In accordance with the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of Series A preferred stock at a purchase price of up to $19.0 million with the same price per share as its initial investment. As of June 30, 2021, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB. The Company has evaluated the option and concluded that it: (i) represents a freestanding financial instrument as it is legally detachable and separately exercisable from the underlying shares; and (ii) is an equity security under ASC 321. The Company accounted for the option based on the measurement alternative under
ASC 321
,
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

Rights
Agreement (“PPA”). On May

14, 2021, IntelGen
x
 and the Company executed a Securities Purchase Agreement (the “IntelGen
x
 SPA”)

after

obtaining
IntelGen
x

shareholder

approval,

whereby

IntelGen
x

issued

shares

of

its

common

stock

and

warrants

to

the

Company

at

a

price

of

approximately

$12.3
million. Each warrant (“the Initial Warrants”) entitle
s
the Company to purchase one share at a price of $0.35 for a period of three years from the

closing
of the initial investment. Pursuant to the IntelGen
x
SPA, the Company has the right to purchase (in cash, or in certain circumstances, the Company’s equity) additional units for a period of three years from the closing of the initial investment (the “Additional
Unit
Warrants”). Each Additional Unit Warrant will be comprised of (i) one share of common stock and (ii) one half of one warrant (the “Additional Warrants”). The price for the Additional
Un
it
Warrants will be (i) until the date which is 12 months following the closing and the purchase does not result in the Company owning more than 74,600,000 common shares of IntelGen
x
, $0.331 (subject to certain exceptions), and (ii)
until
 the date which is 12 months following the closing

and the purchase results in the Company owning more than 74,600,000 common shares of IntelGen
x
 or following the date which is 12 months following the closing regardless of the number of shares held by the Company, the lower of
(A) a 20%

premium to the volume weighted average price of the common share for the thirty trading days immediately preceding the news release of the additional closing, and (B)
$0.50 if purchased in the second year
following closing
or
 $0.75 if purchased in third year following closing. Each Additional Warrant will entitle the Company, for a period of three years from the date of issuance, to purchase one share at the lesser of either (i) a 20%
premium to the price of the corresponding additional share, or (ii) the price per share under which shares of IntelGen
x
 are issued under convertible instruments that were outstanding on February 16, 2021, provided that the Company may not exercise Additional Warrants to purchase more than the lesser of (x) 44,000,000 common shares of IntelGen
x
, and (y) the number of common shares issued by IntelGen
x
 under outstanding convertibles held by other investors as of February 16, 2021. Following the initial closing, the Company held a 25% voting interest in IntelGenx. Pursuant to the PPA, the Company is entitled to designate a number of directors to the IntelGen
x
’s board of directors in the same proportion as the shares of common stock held by the Company to the outstanding of IntelGen
x
 common shares.
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
20
%
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

$
5.5

million loss in the condensed consolidated statements of operations.
Summarized Financial Information
The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):
Balance Sheets

	June 30, 2021
	Compass	Neuronasal (1)	GABA

Current assets	$334,035	$—	$10,954
Non-current assets	1,126	—	—

Total assets	$335,161	$—	$10,954

Current liabilities	$7,801	$—	$162
Non-current liabilities	—	—	—
Total liabilities	$7,801	$—	$162

	December 31, 2020
	Compass	Neuronasal (1)	GABA

Current assets	$202,404	$351	$3,302
Non-current assets	1,052	10	—

Total assets	$203,456	$361	$3,302

Current liabilities	$6,895	$686	$430
Non-current liabilities	—	48	—

Total liabilities	$6,895	$734	$430

Statements of operations

	Three Months Ended
	June 30, 2021
	Compass	Neuronasal (1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(19,528)	$(409)	$(387)
Net loss	$(19,528)	$(409)	$(387)

	Three Months Ended
	June 30, 2020
	Compass	Neuronasal (1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(17,687)	$(382)	$(929)
Net loss	$(17,687)	$(382)	$(929)

	Six Months Ended
	June 30, 2021
	Compass	Neuronasal (1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(33,130)	$(985)	$(1,046)
Net loss	$(33,130)	$(985)	$(1,046)

	Six Months Ended
	June 30, 2020
	Compass	Neuronasal (1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(26,392)	$(514)	$(1,956)
Net loss	$(26,392)	$(514)	$(1,956)

(1)	Results from operations for Neuronasal are through May 17, 2021 at which point the entity is consolidated.
6. Notes Receivable
Long
Term Notes Receivable – related party
Loan to IntelGenx Corp.
On March 8, 2021, the Company and IntelGen
x

entered into a loan agreement under which the Company provided the aggregate principal amount of $2.0 million (the “March Term Loan”). Pursuant to the loan agreement, IntelGen
x
 may, by written notice, request an advance up to an additional $0.5 million as an additional term loan if no event of default has occurred as defined in the loan agreement. On May 11, 2021, the Company paid an additional advance of $0.5 million as an additional term loan (the “May Term Loan”, and together with the March Term Loan the “Term Loans”). The Term Loans were originally due to mature 120 days following the special shareholder meeting of IntelGen
x
 Tech Corp. to approve additional investment in IntelGen
x
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
Pursuant to the terms of the Term Loans, upon the occurrence of an event of default, the Company may accelerate the Term Loans and declare the principal and any accrued and unpaid interests of the Term Loans to be immediately due and payable. In addition, IntelGen
x
 may prepay the Term Loans in whole or in part at any time without premium or penalty. Any prepayment of the principal shall be accompanied by a payment of interest accrued to date thereon. The Company concluded that these embedded features do not meet the criteria to be bifurcated and separately accounted for as derivatives.

The Company recorded the Term Loans at cost which included the principal balance of the note and accrued interest, net of any payments received, in Long term notes receivables – related parties on its condensed consolidated balance sheets. As of June 30, 2021, the Term Loans have an outstanding balance of

$
2.5
 million. During the three and six months ended June
30
,
2021
, the recognized interest income associated with the Term Loans was immaterial.
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
Percept
io
n
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

The following table summarizes significant unobservable inputs by valuation technique that are included in the valuation of the 2020 Convertible Notes from the issuance date of the notes in January 2020 to June 30, 2020:

		June 30, 2020
			Weighted
Valuation Technique	Significant Unobservable Inputs	Input Range	Average
SBM	Discount rate	0.6% to 7.2%	1.6%
	Expected term	0.5 to 1.0 years	0.8 years
	Probability scenarios:
	Conversion upon a financing event	50.0 % to 60.0%	52.0%

OPM	Risk free rate	-0.6% to -0.7%	-0.6%
	Volatility	70.0% to 80.0%	75.0%
	Dividend yield	0%	0%
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
inputs
(in thousands):

	Other Investments Held at Fair Value	Contingent Consideration liability - related parties	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$—	$1,705	$214	$—
Initial fair value of instrument	—	101	304	—
Change in fair value	—	(251)	(41)	—

Balance as of March 31, 2021	$—	$1,555	$477	$—
Initial fair value of instrument	9,358	—	343	249
Change in fair value	(4,720)	911	—	40
Extinguishment of l iability	—	—	(820)	—

Balance as of June 30, 2021	$4,638	$2,466	$—	$289

	Compass Notes Receivable - related party	Contingent Consideration liability - related parties	2020 Convertible Notes Payable	Derivative Liability
Balance as of December 31, 2019	$8,244	$572	$—	$—
Initial fair value of instrument	—	—	—	31
Issuance of notes payable	—	—	9,707	—
Change in fair value	718	24	(1,127)	—
Foreign currency transaction adjustments	41	—	(38)	—

Balance as of March 31, 2020	$9,003	$596	$8,542	$31

Initial fair value of instrument	—	—	—	184
Issuance of notes payable	—	—	2,668	—
Conversion of notes receivable	(9,003)	—	—	—
Change in fair value	—	42	1,260	—
Foreign currency transaction adjustments	—	—	212	—

Balance as of June 30, 2020	$—	$638	$12,682	$215

8. Prepaid Expenses and Other Current Assets
Prepaid expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development related expenses	$2,408	$313
Research and development tax credit	1,029	556
Sales tax receivables	315	509
Prepaid insurance	101	144
Other	111	554

Total	$3,964	$2,076

9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 3 0 , 202 1	December 31, 202 0
Accrued accounting, legal, and other professional fees	$3,324	$2,858
Taxes payable	1,323	997
Accrued external research and development expenses	1,138	347
Accrued payroll	1,103	1,098
Accrued advisory fees	—	3,819
Other liabilities	936	96

Total	$7,824	$9,215

10. Convertible Promissory Notes
2018 Convertible Promissory Notes—Related Parties
Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Convertible notes issued in November 2018	$190	$195
Convertible notes issued in October 2020	995	1,022
Unamortized discount and deferred issuance costs	(9)	(18)

Total	$1,176	$1,199

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

2020 Convertible Promissory Note
s
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
In the event of a qualified sale of preferred stock resulting in gross proceeds to Perception of at least $5.0 million, all the principal and accrued and unpaid interest under the Perception Convertible Notes will automatically convert, into the same equity securities issued by Perception at a 25% discount from the lowest price of the security issued. In the event that Perception receives upfront proceeds of $5.0 million or more in a licensing transaction, all the principal and accrued and unpaid interest under the Perception convertible notes will automatically convert, into shares of Series A Preferred Stock of Perception at a price per share of $0.75 for the Perception March 2020 Notes and 75% of the fair market value of the Series A Preferred Stock of Perception for the Perception December 2020 Notes. Upon a change in control of Perception, all the principal and accrued and unpaid interest under the Perception Convertible Notes will automatically convert
i
nto shares of Series A Preferred Stock of Perception at a price per share of $0.75. The Perception Convertible Notes issued to the Company represent intercompany debt and are eliminated upon consolidation.
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

On June 22, 2021, ATAI closed the IPO of its common stock

on Nasdaq
. As part of the IPO, the Company issued and sold 17,250,000 shares of its common stock, which included 2,250,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The Company received net proceeds of $231.6 million from the IPO, after deducting underwriters’ discounts and commissions of $18.1 million and offering costs of $9.0 million.
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
12. Stock-Based Compensation
Atai Life Sciences 2020 Equity Incentive Plan
Effective August 21, 2020, the Company adopted an equity-based compensation plan, the 2020 Equity Incentive Plan (as amended from time to time, “2020 Incentive Plan”). The 2020 Incentive Plan is administered by the Company’s Board. The pl
a
n is intended to encourage ownership of shares by employees
,
 directors and certain consultants to the Company in order to attract and retain such individuals
, to induce them to work for the benefit of the Company and to provide additional incentive for them to promote the success of the Company. The 2020 Incentive Plan enables
the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to executive officers, directors and employees and consultants of the Company.
The Company has reserved up to 22,658,192
shares of common stock, excluding any shares issued under its Hurdle Share Option Program described below, for issuance to executive officers, directors
, other
employees and consultants of the Company pursuant to the 2020 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of June 30, 2021, 0 shares were available for future grants under the 2020 Incentive
Plan and all subsequent grants are subject to the Atai Life Sciences 2021 Incentive Award Plan discussed below.
Atai Life Sciences 2021 Incentive Award Plan
Effective
April 23, 2021
, the Company adopted and our shareholders approved the 2021 Incentive Award Plan (“2021 Incentive Plan”
)
. The 2021 Incentive Plan is administered by the Company’s Board. The plan is intended to encourage ownership of shares by employees
,
 directors
,
 and certain consultants to the Company in order to attract and retain such individuals
, to induce them to work for the benefit of the Company or of an affiliate and to provide additional incentive for them to promote the success of the Company. The 2021 Incentive Plan enables

the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to executive officers, directors and other

employees and consultants of the Company.
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
The December 31, 2020 stock options outstanding balance noted below includes 3,176,976 stock options that will vest over a four-year service period, only if and when a “Liquidity Event” (as defined in the 2020 Incentive Plan) occurs within five years of the date of grant. During the six months ended

June 30, 2021
, the Company modified the vesting terms of

2,464,720
of these options held by
12
e
mployees such that, if the Company achieves an Initial Public Offering (“IPO”) (as defined in the awards) by June 30, 2021 or December 31, 2021, an additional

25
% or
12.5
%, respectively, will accelerate and vest upon the occurrence of the transaction. In each case provided, however, no option shall become vested before the first anniversary of the respective vesting start date. The Company applied modification accounting under ASC
718
, which resulted in a new measurement of compensation cost, and the original grant-date fair value of the award is no longer used to measure compensation cost for the award. The weighted average fair value on the new measurement date amounted to $
4.97
. In June of 2021, the Company achieved a Liquidity Event and therefore began
recognizing expense during the period.

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
The following is a summary of stock option activity for from December 31, 2020 to June 30, 2021:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	11,331,232		$1.54	4.64	$47,735
Granted	14,051,289	(1)	8.69	—	—
Exercised	—		—	—	—
Cancelled or forfeited	(1,584,528	) (2)	2.37	—	—

Outstanding as of June 30, 2021	23,797,993	(3)	$5.71	4.49	$304,470

Options exercisable as of June 30, 2021	5,512,278		$0.85	4.14	$97,291

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

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021, was $6.39
.
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
reorganization
discussed in Note 1.
The 2% per annum interest rate is fixed and not linked to something other than a service, performance, or market condition, therefore, the Company accounted for the fixed rate interest charge as an in-substance
non-recourse
loan in a stock compensation arrangement under ASC 718. In such cases, the rights and obligations embodied in a transfer of equity shares to an employee for a note that provides no recourse to other assets or the employee (other than the correlating
shares) are substantially the same as those emb
o
died in a grant of share options. The 2% per annum interest was considered in the valuation of the HSOP Options.
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
Kures has reserved up to 954,315 shares of common stock for issuance to directors of Kures pursuant to the Kures 2019 Stock Option and Grant Plan. A
t
 June 30, 2021, there was 600,000 stock option issued and outstanding and 354,315 shares were available for future grants under the Kures 2019 Stock Option and Grant Plan.
The Kures 2019 Stock Option and Grant Plan is administered by Kures’ board of directors. Shares that are expired, terminated, surrendered
,
or canceled without having been fully exercised will be available for future awards.

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

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	600,000	$0.10	9.58	$—
Granted	—	—	—	—
Exercised	—	—	—	—

Cancelled or forfeited	—	—	—	—

Outstanding as of June 30, 2021	600,000	$0.10	9.08	$—

Options exercisable as of June 30, 2021	237,500	$0.10	9.08	$—

For the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $2,618 and $0.0, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $5,207 and $0.0, respectively
.
As of June 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $0.1 million, which is expected to be recognized over a weighted average period of 2.16 years.
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
The Company reflects restricted stock awards as issued and outstanding shares of common stock when vested and the shares have been delivered to the individual. The following table summarizes Kures’ restricted common stock aw
a
rds activity from December 31, 2020 to June 30, 2021:

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
The fair value of restricted stock that vested during the
si
x
months ended June 30, 2021 was $0.1 million. As of June 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $0.2 million, which is expected to be recognized over a weighted average period of 1.16 years.

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

The Company acquired Recognify in November 2020. The Company det
e
rmined Recognify is a VIE and consolidated its result of operations within the Company’s consolidated financial statements.
For the three months ended June 30, 2021, the Company recorded stock-based compensation expense of $
0.2
 million. For the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $
0.3
 million.
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
For the three months ended June, 2020, the Company recorded total stock-based compensation expense associated with Kures’ restricted stock awards of $41,033 within research and development expense on the condensed consolidated statements of operations. For the six months ended June, 2020, the Company recorded total stock-based compensation expense associated with Kures’ restricted stock awards of $
82,067
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

13. Income Taxes
The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $58,000 and $
0
 income tax expense for the three months ended June 30, 2021 and 2020. The Company recorded $64,000 and $
0
 income tax expense for the six months ended June 30, 2021 and 2020.

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
The following also represents maximum amount of outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:
Potentially dilutive securities to the Company’s common shares:

	As of June 30,
	2021	2020
Options to purchase common stock	23,797,993	—
HSOP options to purchase common stock	7,281,376	—
2020 Convertible Promissory Notes (Note 11 )	—	3,679,485
2018 Convertible Promissory Notes - Related Parties (Note 11)	16,000,000	2,560,000

	47,079,369	6,239,485

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
The 2020 Convertible Notes converted into 8,773,056 of shares of the Company’s common stock in November 2020 in connection with
a qualified financing transaction, and ther
e
fore these shares were not included
 as of
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
Convertible Note Agreements with Perception
In March 2020, Perception entered into the Perception Note Purchase Agreement with the Company and other investors, including related parties, which provided for the issuance of convertible notes of up to $
3.9
 million, among which Perception issued convertible notes in the aggregate principal amount of $
3.3
 million to the Company and $
0.3
 million to Sonia Weiss Pick and Family, and $
0.3
 million to other investors. In addition, in December 2020, Perception entered into the Perception December 2020 Convertible Note Agreement with the Company and other investors, including related parties, which provided for the issuance of convertible notes of up to $
12.0
 million in two tranches. Under the First Tranche Funding of $
7.0
 million, Perception issued an aggregate principal amount of $
5.8
 million to the Company and $
0.4
 million to other investors as of December 31, 2020 and $
0.2
 million to Apeiron, $
0.5
 million to Sonia Weiss Pick and Family, and $
0.1
 million to other investors in January 2021. Under the Second Tranche Funding of $
5.0
 million, Perception issued an aggregate of $
4.2
 million to the Company, $
0.2
 million to Apeiron, $
0.3
 million to Sonia Weiss Pick and Family, and $
0.4
 million to other investors
.
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

Perception Neuroscience: PCN-101 for TRD

•
Product concept
: PCN-101 is a parenteral formulation of R-ketamine, a glutamatergic modulator that is a component of ketamine and being developed as a rapid-acting antidepressant, with the potential to be an at-home non-dissociative alternative to S-ketamine (marketed as SPRAVATO).

•
Prior evidence in humans
: In a third-party clinical trial, another formulation of R-ketamine was observed to produce a rapid and durable response with limited dissociative side effects in patients with TRD. In September 2020, Perception Neuroscience completed a Phase 1 trial of PCN-101 supporting the advancement of PCN-101 into a Phase 2 trial.

•
Upcoming milestones
: We expect to initiate a Phase 2 randomized, double blind, placebo-controlled trial in patients with treatment-resistant depression in the third quarter and anticipate the trial to run through late 2022. The trial will assess the efficacy and safety, dose response and duration of action in patients with TRD.

Recognify Life Sciences: RL-007 for CIAS

•
Product concept
: RL-007, a cholinergic, glutamatergic and GABA-B receptor modulator, is an orally available compound that is thought to alter the excitatory/inhibitory balance in the brain to produce pro-cognitive effects. We are developing this compound for the treatment of cognitive impairments associated with schizophrenia.

•
Prior evidence in humans
: In third-party studies, other formulations of this compound have been shown to effect a significant improvement in aspects of cognitive function in both experimental paradigms involving healthy subjects as well as in a Phase 2 trial in patients suffering from diabetic peripheral neuropathic pain.

•
Recent a
dvancements
: In April 2021, Recognify initiated a Phase 2a study for RL-007, after receiving IND clearance from the U.S. Food and Drug Administration to commence clinical trials for the treatment of Cognitive Impairment Associated with Schizophrenia (CIAS). The study is designed to evaluate the effects of RL-007 on safety, tolerability, electroencephalogram-based biomarkers and cognition.

•	Upcoming milestones : We expect topline results from the Phase 2a single-arm, multiple dose trial in patients with CIAS in late 2021.
DemeRx IB: DMX-1002 for OUD

•
Product concept
: DMX-1002 is an oral formulation of ibogaine, a cholinergic, glutamatergic and monoaminergic receptor modulator that is a naturally occurring psychedelic product isolated from a West African shrub, that we are developing for the treatment of OUD.

•
Prior evidence in humans
: In third-party studies evaluating other formulations of ibogaine, significant reductions in opioid cravings were observed, both at discharge and at one month post treatment, and were associated with improved mood in patients with OUD.

•
Upcoming milestones
: We expect to initiate the Phase 1 component of Phase 1/2 trial of DMX-1002 in recreational drug users and healthy volunteers to be initiated in Q3 and to read out safety data in early 2022. The trial is designed to assess safety, tolerability, pharmacokinetics, and efficacy, and the results will inform future studies in patients with opioid use disorder.

GABA: GRX-917 for GAD

•
Product concept
: GRX-917 is an oral formulation of a deuterated version of etifoxine, a compound that has a long history of prescription use in France for treating anxiety disorders. GRX-917 is designed to provide rapid anxiolytic activity with improved tolerability to current treatments for anxiety in the United States.

•
Prior evidence in humans
: Etifoxine has been observed to have the rapid onset of anxiolytic activity of benzodiazepines without their sedating or addicting properties. Furthermore, etifoxine is not associated with abuse, dependence or respiratory depression and has been observed to have no significant impact on motor skills or cognition.

•
Recent a
dvancements
: In June 2021, GABA initiated a randomized, double blind, placebo-controlled Phase 1 trial. The study will evaluate safety, tolerability, pharmacokinetics, as well as pharmacodynamics using qEEG.

•	Upcoming milestones : We expect topline results from the Phase 1 single ascending dose/multiple ascending dose program in early 2022.
Neuronasal: NN-101 for mTBI

•	Product concept : NN-101 is a novel intranasal formulation of NAC. NAC is believed to stimulate the synthesis of GSH, an endogenous antioxidant that plays a protective role in the pathogenesis of mTBI.

•
Prior evidence in humans
: An orally administered formulation of NAC was shown to increase the probability of mTBI symptom resolution at seven days in a third-party study conducted by the U.S. Army. Neuronasal has also completed a pilot study of NN-101 in nine healthy volunteers. In this pilot study, NN-101 was observed to be approximately 20 times and 100 times more brain-penetrant compared to IV and oral NAC, respectively, and was well tolerated.

Viridia Life Sciences: VLS-01 for TRD

•
Product concept
: VLS-01 is a formulation of DMT, the active moiety of the traditional, hallucinogenic drink ayahuasca. DMT is characterized by an intrinsically short duration of psychedelic effect with a serum half-life estimated at less than 10 minutes. VLS-01 is formulated to provide a psychedelic experience lasting 30 to 45 minutes, thus potentially allowing for a shorter clinic visit compared to many other psychedelic compounds that may require a patient to be monitored for four or more hours.

•
Prior evidence in humans
: Ayahuasca has shown significant antidepressant effects compared with placebo at one, two and seven days after dosing in a double-blind, randomized, placebo-controlled third-party clinical trial in patients with TRD.

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

Kures: KUR-101 for OUD

•	Product concept: KUR-101 is an oral formulation of deuterated mitragynine being developed for the treatment of OUD. Mitragynine is a component of the leaves of kratom ( Mitragnyna speciosa ).

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
Financial Overview
Since our inception in 2018, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, establishing our platform, building our intellectual property portfolio and conducting research and development activities for our product candidates within our ATAI companies that we consolidate based on our controlling financial interest of such entities. We operate a decentralized model to enable scalable drug or technological development at our ATAI companies. Our ATAI companies drive development of our programs and enabling technologies that we have either acquired a controlling or significant interest in or created de novo
. We believe that this model provides our development teams the support and incentives to rapidly advance their therapeutic candidates or technologies in a cost-efficient manner. We look to optimize deployment of our capital in order to maximize value for our stakeholders.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None

Item 6.	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect.	10-Q	001-40493	3.1	8/16/2021

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

4.1	Form of Share Issue Deed	S-1/A	333- 255383	3.4	6/11/2021

10.1	Service Agreement, dated June 5, 2019, between the Registrant and Florian Brand, as amended by agreement dated June 10, 2021.	S-1/A	333- 255383	10.1	6/11/2021

10.2	Amended and Restated Employment Agreement, dated June 9, 2021, between ATAI Life Sciences US, Inc. and Greg Weaver.	S-1/A	333- 255383	10.2	6/11/2021

10.3	Amended and Restated Employment Agreement, dated June 9, 2021, between ATAI Life Sciences US, Inc. and Srinivas Rao.	S-1/A	333- 255383	10.3	6/11/2021

10.4	Amended and Restated Employment Agreement, dated June 9, 2021, between Rolando Gutiérrez Esteinou and ATAI Life Sciences US, Inc.	S-1/A	333- 255383	10.25	6/11/2021

10.5	Form of Indemnification Agreement between ATAI Life Sciences N.V. and Members of the Supervisory Board or Management Board.	S-1/A	333- 255383	10.4	6/11/2021

10.6	Remuneration Policy for the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.23	6/11/2021

10.7	Remuneration Policy for the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.24	6/11/2021

10.8.1	ATAI Life Sciences N.V. 2021 Incentive Award Plan.	S-1/A	333- 255383	10.5	6/11/2021

10.8.2	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.17	6/11/2021

10.8.3	Form of Restricted Stock Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.18	6/11/2021

10.8.4	Form of Restricted Stock Unit Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.19	6/11/2021

10.9	Amendment to Preferred Stock Purchase Agreement, dated as of May 15, 2021 by and among ATAI Life Sciences AG, GABA Therapeutics, LLC and GABA Therapeutics, Inc.	S-1/A	333- 255383	10.26	6/4/2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: August 20, 2021	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: August 20, 2021	By:	/s/ Greg Weaver
Greg Weaver
Chief Financial Officer and Managing Director (Principal Financial Officer and Principal Accounting Officer)