Form 10-Q
period 2021-09-30
ATAI Life Sciences N.V.
filed 2021-11-15
CIK 1840904

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 1, 2021, the registrant had 160,297,952 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

Table of Contents

		Page
Forward-Looking Statements		1
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	81
PART II. OTHER INFORMATION		83
Item 1.	Legal Proceedings	83
Item 1A.	Risk Factors	84
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 3.	Defaults Upon Senior Securities	85
Item 4.	Mine Safety Disclosures	85
Item 5.	Other Information	85
Item 6.	Exhibits	86
	Signatures	87

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, the success, cost and timing of development of our product candidates, including the progress of preclinical and clinical trials and related milestones, the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue, the timing of and our ability to obtain and maintain regulatory approvals, our business strategy and plans, potential acquisitions, and the plans and objectives of management for future operations and capital expenditures, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; we will require substantial additional funding to achieve our business goals, and if we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts; our limited operating history may make it difficult to evaluate the success of our business and to assess our future viability; we have never generated revenue and may never be profitable; our product candidates contain controlled substances, the use of which may generate public controversy; clinical and preclinical development is uncertain, and our preclinical programs may experience delays or may never advance to clinical trials; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those clinical trials, including progress and related milestones, may be impacted by several factors including the failure by such third parties to meet deadlines for the completion of such trials, research, or testing, changes to trial sites and other circumstances; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidate, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others; we face significant competition in an environment of rapid technological and scientific change; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; a change in our effective place of management may increase our aggregate tax burden; we identified material weaknesses in connection with our internal control over financial reporting; and a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results. Other risk factors include the important factors described in the section titled “Risk Factors” in our final prospectus dated June 17, 2021 (the "Prospectus"), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$430,308	$97,246
Prepaid expenses and other current assets	11,551	2,076
Short term notes receivable - related party	—	226
Total current assets	441,859	99,548
Property and equipment, net	138	71
Deferred offering costs	—	1,575
Equity method investments	15,086	—
Other investments held at fair value	6,816	—
Other investments	14,256	8,044
Long term notes receivable	908	911
Long term notes receivable - related parties	3,784	1,060
Other assets	1,262	339
Total assets	$484,109	$111,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,974	$3,083
Accrued liabilities	13,075	9,215
Current portion of contingent consideration liability - related parties	50	—
Deferred revenue	180	—
Short-term notes payable	38	—
Total current liabilities	15,317	12,298
Non-current portion of contingent consideration liability - related parties	1,947	1,705
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	800	1,199
Convertible promissory notes and derivative liability (including a related party convertible promissory note and derivative liability of $0 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively)	—	978
Other liabilities	3,285	—
Total liabilities	21,349	16,180
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at September 30, 2021 and December 31, 2020, respectively); 750,000,000 and 173,116,704 shares authorized at September 30, 2021 and December 31, 2020, respectively; 159,657,952 and 114,735,712 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	17,870	13,372
Additional paid-in capital	709,475	261,626
Accumulated other comprehensive income (loss)	(5,233)	5,819
Accumulated deficit	(268,926)	(189,995)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	453,186	90,822
Noncontrolling interests	9,574	4,546
Total stockholders’ equity	462,760	95,368
Total liabilities and stockholders’ equity	$484,109	$111,548

See accompanying notes to the unaudited condensed consolidated financial statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021		2020
License revenue	$266	$—		$20,146		$—
Operating expenses:
Research and development	13,363	3,058		34,974		8,056
Acquisition of in-process research and development	—	—		8,934		120
General and administrative	20,264	4,328		66,868		8,749
Total operating expenses	33,627	7,386		110,776		16,925
Loss from operations	(33,361)	(7,386)		(90,630)		(16,925)
Other income (expense), net:
Interest income	8	19		80		57
Change in fair value of contingent consideration liability - related parties	469	86		(191)		20
Change in fair value of short term notes receivable - related party	—	—		—		718
Change in fair value of convertible promissory notes	—	(13,867)		—		(14,000)
Change in fair value of derivative liability	—	(10)		41		(23)
Change in fair value of warrant liability	47	—		87		—
Unrealized loss on other investments held at fair value	(70)	—		(5,530)		—
Unrealized gain on other investments	—	—		—		19,856
Loss on conversion of convertible promissory notes	—	—		(513)		—
Gain on consolidation of a variable interest entity	—	—		3,543		—
Foreign exchange gain (loss), net	6,462	(159)		5,446		(191)
Other income (expense), net	(29)	(11)		(355)		(85)
Total other income (expense), net	6,887	(13,942)		2,608		6,352
Net income (loss) before income taxes	(26,474)	(21,328)		(88,022)		(10,573)
Provision for income taxes	(368)	(4)		(432)		(4)
Gain on dilution of equity method investment	—	—		16,923		—
Losses from investments in equity method investees, net of tax	(4,800)	(61,862)		(9,440)		(73,693)
Net loss	(31,642)	(83,194)		(80,971)		(84,270)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(484)	1		(2,040)		(1,021)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(31,158)	$(83,195)		$(78,931)		$(83,249)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.21)	$(0.92)		$(0.59)		$(0.92)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	151,130,212	90,709,312	-	134,334,685	-	90,709,312

See accompanying notes to the unaudited condensed consolidated financial statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(31,642)	$(83,194)	$(80,971)	$(84,270)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(9,158)	6,329	(11,074)	6,216
Comprehensive income (loss)	$(40,800)	$(76,865)	$(92,045)	$(78,054)
Comprehensive income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(484)	1	(2,040)	(1,021)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	12	(1)	(22)	(8)
Comprehensive loss attributable to redeemable noncontrolling interests and noncontrolling interests	(472)	—	(2,062)	(1,029)
Comprehensive income (loss) attributable to ATAI Life Sciences N.V. stockholders	$(40,328)	$(76,865)	$(89,983)	$(77,025)

See accompanying notes to the unaudited condensed consolidated financial statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING

INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share and per share amounts)

(unaudited)

						Accumulated		Total
						Other		Stockholders’
	Redeemable			Additional	Share	Comprehensive		Equity Attributable to		Total
	Noncontrolling	Common Stock		Paid-In	Subscriptions	Income	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	Receivable	(Loss)	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2020	$—	114,735,712	$13,372	$261,626	$—	$5,819	$(189,995)	$90,822	$4,546	$95,368
Issuance of common shares, net of issuance costs of $4.9 million	—	15,552,688	1,881	162,497	(140,868)	—	—	23,510	—	23,510
Issuance of common shares under the Hurdle Share Option Plan (see Note 12)	—	7,281,376	—	—	—	—	—	—	—	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	885	885
Stock-based compensation expense	—	—	—	212	—	—	—	212	—	212
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,842)	—	(3,842)	(184)	(4,026)
Net income	—	—	—	—	—	—	688	688	3,356	4,044
Balances as of March 31, 2021	$—	137,569,776	$15,253	$424,335	$(140,868)	$1,977	$(189,307)	$111,390	$8,603	$119,993
Settlement of issuance of common shares, net of issuance costs of $4.9 million	—	—	—	—	140,868	—	—	140,868	—	140,868
Issuance of common shares, net of issuance costs of $9.0 million	—	17,250,000	2,046	229,535	—	—	—	231,581	—	231,581
Issuance of noncontrolling interest	2,555	—	—	—	—	—	—	—	3,649	3,649
Stock-based compensation expense	—	—	—	37,512	—	—	—	37,512	—	37,512
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,960	—	1,960	150	2,110
Net income (loss)	(2,555)	—	—	—	—	—	(48,461)	(48,461)	(2,357)	(50,818)
Balances as of June 30, 2021	$—	154,819,776	$17,299	$691,382	$—	$3,937	$(237,768)	$474,850	$10,045	$484,895
Conversion of convertible notes to common stock	—	4,838,176	571	5,853	—	—	—	6,424	—	6,424
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	12,240	—	—	—	12,240	—	12,240
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(9,170)	—	(9,170)	12	(9,158)
Net income (loss)	—	—	—	—	—	—	(31,158)	(31,158)	(483)	(31,641)
Balances as of September 30, 2021	$—	159,657,952	17,870	$709,475	$—	$(5,233)	$(268,926)	$453,186	$9,574	$462,760

					Accumulated		Total
					Other		Stockholders’
	Redeemable			Additional	Comprehensive		Equity Attributable to		Total
	Noncontrolling	Common Stock		Paid-In	Income	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	(Loss)	Deficit	Stockholders	Interests	Equity (Deficit)
Balances at December 31, 2019	$142	90,709,312	$10,510	$69,819	$(1,426)	$(20,152)	$58,751	$887	$59,638
Stock-based compensation expense	—	—	—	41	—	—	41	—	41
Foreign currency translation adjustment, net of tax	—	—	—	—	(903)	—	(903)	13	(890)
Net income (loss)	(33)	—	—	—	—	16,302	16,302	(389)	15,913
Balances as of March 31, 2020	$109	90,709,312	$10,510	$69,860	$(2,329)	$(3,850)	$74,191	$511	$74,702
Stock-based compensation expense	—	—	—	41	—	—	41	—	41
Issuance of subsidiary shares in connection with the Columbia stock purchase agreement (Note 16)	—	—	—	120	—	—	120	—	120
Foreign currency translation adjustment, net of tax	—	—	—	—	804		804	(20)	777
Net income (loss)	(109)	—	—	—	—	(16,357)	(16,357)	(491)	(16,848)
Balances as of June 30, 2020	$—	$90,709,312	$10,510	$70,021	$(1,525)	$(20,207)	$58,799	$—	$58,800
Stock-based compensation expense	—	—	—	2,139	—	—	2,139	—	2,139
Foreign currency translation adjustment, net of tax	—	—	—	—	6,330	—	6,330	(1)	6,329
Net income (loss)	—	—	—	—	—	(83,196)	(83,196)	1	(83,195)
Balances as of September 30, 2020	$—	$90,709,312	$10,510	$72,160	$4,805	$(103,403)	$(15,928)	$—	$(15,927)

See accompanying notes to the unaudited condensed consolidated financial statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(80,971)	$(84,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18	10
Amortization of debt discount	192	35
Change in fair value of contingent consideration liability- related parties	191	(20)
Change in fair value of short term notes receivable - related parties	—	(718)
Change in fair value of convertible promissory notes	—	14,000
Change in fair value of derivative liability	(41)	23
Change in fair value of warrant liability	87	—
Unrealized loss on other investments held at fair value	5,530	—
Unrealized gains on other investments	—	(19,856)
Gain on dilution of equity method investment	(16,923)	—
Loss on conversion of convertible notes	513	—
Gain on consolidation of a variable interest entity	(3,543)	—
Losses from investments in equity method investees	9,440	73,693
In-process research and development expense	8,934	120
Stock-based compensation expense	49,964	2,221
Unrealized foreign exchange gains	(8,289)	(155)
Other	43	(43)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,657)	(1,093)
Accounts payable	(1,671)	642
Accrued liabilities	3,266	859
Deferred revenue	180	—
Net cash used in operating activities	(42,737)	(14,552)
Cash flows from investing activities
Purchases of property and equipment	(121)	(9)
Capitalized internal-use software development costs	(650)	—
Cash acquired in asset acquisitions, net	47	—
Cash paid for investments in equity method investees	(5,362)	—
Cash paid for other investments	(23,659)	(23,164)
Purchases of long term notes receivable - related party	—	(1,232)
Loans to related parties	(2,625)	—
Cash paid for other assets	(273)	—
Net cash used in investing activities	(32,643)	(24,405)
Cash flows from financing activities
Proceeds from issuance of common stock	409,884	—
Cash paid for common stock issuance costs	(12,350)	—
Proceeds from issuance of share option awards	534	—
Proceeds from sale of investment	2,417	—
Proceeds from issuance of convertible promissory notes	1,587	31,072
Proceeds from conversion of convertible notes to common stock	6,067	—
Net cash provided by financing activities	408,139	31,072
Effect of foreign exchange rate changes on cash	303	533
Net increase (decrease) in cash and cash equivalents	333,062	(7,352)
Cash and cash equivalents – beginning of the period	97,246	30,062
Cash and cash equivalents – end of the period	$430,308	$22,710
Supplemental disclosures of non-cash investing and financing information:
Fair value of noncontrolling interests issued in connection with asset acquisitions	$885	$—
Fair value of noncontrolling interests issued in connection with consolidation of a VIE	$392	$—
Fair value redeemable noncontrolling interests issued in connection with consolidation of a VIE	$2,555	$—
Issuance of subsidiary shares in connection with the conversion of convertible notes	$3,258	$—
Conversion of short term notes receivable for other investments	$—	$9,003
Conversion of other investments into equity method investments	$—	$53,101
Issuance of subsidiary shares in connection with a stock purchase agreement	$—	$120
Issuance of derivative instrument related to convertible promissory notes	$646	$203

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

Corporate Reorganization and Initial Public Offering

ATAI was incorporated pursuant to the laws of the Netherlands as a Dutch private company with limited liability on September 10, 2020 for the purposes of becoming a holding company for ATAI Life Sciences AG and consummating the corporate reorganization described below. ATAI did not conduct any operations prior to the corporate reorganization other than activities incidental to its formation. ATAI Life Sciences AG was formed as a separate company on February 7, 2018.

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

On June 22, 2021, ATAI closed the IPO of its common stock on the Nasdaq Stock Market ("Nasdaq"). As part of the IPO, the Company issued and sold 17,250,000 shares of its common stock, which included 2,250,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The Company received net proceeds of approximately $231.6 million from the IPO, after deducting underwriters’ discounts and commissions of $18.1 million and offering costs of $9.0 million.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has continued to present global public health and economic challenges during the nine months ended September 30, 2021. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, the Company has not experienced material financial impacts on its business and operations as a result. The Company continues to monitor the impact of the COVID-19 pandemic on its employees and business and has undertaken business continuity measures to mitigate potential disruption to its operations.

The future impact of COVID-19 on the Company’s business and operations, including its research and development programs and related clinical trials, will largely depend on future developments, which are highly uncertain, such as the duration of the pandemic, the spread of the disease and variants thereof, the availability and effectiveness of vaccines and related roll-out efforts, breakthrough infections among the vaccinated, vaccine hesitancy, the implementation of vaccine mandates, travel restrictions, social distancing and related government actions around the world, business closures or business disruptions and the ultimate impact of COVID-19 on financial markets and the global economy. For a discussion of the risks to the Company's business from COVID-19, refer to the section titled “Risk Factors” in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company had cash and cash equivalents of $430.3 million and its accumulated deficit was $268.9 million. The Company has historically financed its operations through the sale of equity securities, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements, which include the accounts of ATAI, its wholly owned subsidiaries and controlled entities, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. All intercompany transactions and accounts have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended June 30, 2021, management determined there was a typographical error on the face of the Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders’ Equity (Deficit) for the six months ended June 30, 2021 whereby the total previously reported Stockholders’ Equity (Deficit) of $497.0 million should have been reported as $484.9 million. The accompanying unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021 has been revised to correct this immaterial typographical error.

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

Significant Accounting Policies

During the nine months ended September 30, 2021, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 except as described below.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of the Company’s short term notes receivable—related party with COMPASS Pathways plc, investment in Intelgenx Technologies Corp. (“IntelGenx”), warrant liability with Neuronasal Inc., convertible promissory notes issued in connection with the 2020 convertible note agreement (the “2020 Convertible Notes”), contingent consideration liability—related parties, derivative liability associated with the Perception convertible promissory notes, in-process research and development assets (“IPRD”), redeemable noncontrolling interests and noncontrolling interests recognized in acquisitions, the valuations of common shares prior to IPO and share-based awards, and accruals for research and development costs.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds.

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

The Company’s contingent consideration liability—related parties, the 2020 Convertible Notes, derivative liability associated with the Perception convertible promissory notes, investment in common shares of IntelGenx, IntelGenx Initial Warrants and Additional Units Warrant, and warrant liability with Neuronasal Inc. are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (See Note 7). The IntelGenx common stock is carried at fair value, determined according to Level 2 inputs in the fair value hierarchy above. The carrying amount reflected in the accompanying consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties issued in 2018 and 2020 (collectively, the “2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common stock into which the notes are to be converted. As of September 30, 2021, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.8 million and $152.9 million, respectively. As of December 31, 2020, the carrying amount and fair value amount of the 2018 Convertible Notes was $1.2 million and $76.7 million, respectively. In September 2021, several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into shares of the Company's common stock. See Note 10 for additional discussion.

The carrying amounts of the Perception convertible promissory notes issued during 2020, do not approximate fair value because carrying amounts are net of unamortized debt discounts and bifurcated derivative liabilities. The fair value of the Perception convertible promissory notes was determined based on the changes in expectation and increase in probability of occurrence of certain conversion events, including a qualified equity financing and a licensing transaction, that would have beneficial conversion terms for the note holders.

In June 2021, the Perception convertible promissory notes converted into shares of Series A preferred stock of Perception pursuant to their original terms. As of September 30, 2021, there were no Perception convertible promissory notes outstanding. As of December 31, 2020, the carrying amount and fair value amount for Perception convertible promissory notes was $0.8 million and $4.6 million, respectively. See Note 10 for additional discussion.

Fair Value Option

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in common shares of IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under the Other investments held at fair value in the Company's consolidated balance sheets. Changes in fair value are recorded subsequently at each reporting date as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

The Company has also elected the fair value option to account for its short term notes receivable—related party with COMPASS Pathways plc and the 2020 Convertible Notes. In accordance with ASC 825, the Company records the short term notes receivable - related party with COMPASS Pathways plc and the 2020 Convertible Notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations. The 2020 Convertible Notes converted into common shares of ATAI in November 2020. The short term notes receivable—related party with COMPASS Pathways plc converted into American Depository Shares in September 2020.

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

On March 16, 2020, Perception entered into a convertible promissory note agreement with the Company and other investors, including related parties, which provided for the issuance of convertible notes of $3.3 million to the Company and $0.6 million to other investors. On December 1, 2020, Perception entered into an additional convertible promissory note agreement with the Company and other investors, including related parties, which provided for the issuance of convertible notes of up to $12.0 million to the Company in aggregate of which (i) $6.2 million and $0.8 million were issued in December 2020 and January 2021, respectively, under the First Tranche Funding and (ii) $5.0 million was issued under the Second Tranche Funding in May 2021 (See Note 10). The Perception convertible promissory notes issued to the Company represent intercompany debt and are eliminated upon consolidation.

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

Changes in the fair value of the derivative asset and liability are recognized as a component of other income (expense), net in the consolidated statements of operations. Changes in the fair value of the derivative asset and liability were recognized until the convertible promissory notes converted in June 2021. As such, the derivative and asset liability balance is $0 as of September 30, 2021.

Warrant Liability

The Company accounts for its warrant liabilities in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and therefore must be recorded as liabilities. Warrants are included in other liabilities in the consolidated balance sheet. The warrants are recorded at fair value and subsequently remeasured to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income (expense), net in the consolidated statements of operations.

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

As part of the valuation of stock-based compensation under the Black-Scholes option pricing model, it is necessary for the Company to use the fair value of its common stock as a valuation input. Prior to the closing of the IPO, the fair value of the Company’s common stock was estimated on each grant date. Given the absence of a public trading market, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Company exercised reasonable judgment and considered numerous objective and subjective factors to determine its best estimate of the fair value of its common stock. The estimation of the fair value of the common stock considered factors including the following: the estimated present value of the Company’s future cash flows; the Company’s business, financial condition and results of operations; the Company’s forecasted operating performance; the illiquid nature of the Company’s common stock; industry information such as market size and growth; market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and macroeconomic conditions.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-02, which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company beginning after December 15, 2021. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 Leases – Targeted Improvements, or ASU 2018-11, intended to ease the implementation of the new lease standard for financial statement preparers by, among other things, allowing for an additional transition method. In lieu of presenting transition requirements to comparative periods, as previously required, an entity may now elect to show a cumulative effect adjustment on the date of adoption without the requirement to recast prior period financial statements or disclosures presented in accordance with ASU 2016-02.

The Company is continuing to evaluate developments within the new lease guidance and is finalizing its evaluation of its existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements and expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

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

Immediately following the closing of the PsyProtix Purchase Agreement, PsyProtix loaned $0.1 million to Chymia in exchange for a duly executed promissory note (the “Chymia Note”). The Chymia Note shall accrue interest at a 5% rate per annum until payment in full. The aggregate principal amount of $0.1 million, together with all accrued and unpaid interest and all other amounts payable are due to be paid on the date that is the earlier of (i) five years from the promissory note agreement date or (ii) the occurrence of a liquidation event or a deemed liquidation event (as defined in the PsyProtix’s certificate of incorporation). As of September 30, 2021, the Chymia Note was $0.1 million and included as a component of long-term notes receivable—related parties on the condensed consolidated balance sheets.

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

In July 2021, pursuant to the Psyber Purchase Agreement discussed above, the Company purchased additional Series A preferred shares from Psyber for an aggregate cost of $0.7 million upon the achievement of specified clinical milestones. Psyber released the shares from the escrow account and the Company's voting interest remained unchanged.

The Psyber Purchase Agreement provided the Company unilateral rights to control all decisions related to the significant activities of Psyber. The Company concluded that Psyber was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in Psyber as an initial consolidation of a VIE that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a gain on consolidation of $2,000 for the nine months ended September 30, 2021. The gain was calculated as the sum of the consideration paid of $0.2 million, less the fair value of identifiable net assets acquired of $0.2 million.

InnarisBio, Inc.

In February 2021, the Company jointly formed InnarisBio with UniQuest Pty Ltd (“UniQuest”) for the purpose of adding a solgel-based direct-to-brain intranasal drug delivery technology to the Company’s platform. In March 2021, pursuant to a Series A Preferred Stock Purchase Agreement (the “InnarisBio Purchase Agreement”), the Company acquired shares of InnarisBio’s Series A preferred stock in exchange for an initial payment of $1.1 million in cash. In addition, pursuant to the InnarisBio Purchase Agreement, the Company agreed to make aggregate payments to InnarisBio of up to $3.9 million upon the achievement of specified clinical milestones to complete the purchase of the shares and provide additional funding to InnarisBio. The InnarisBio Purchase Agreement resulted in the Company holding an 82.0% voting interest and UniQuest holding a 18.0% voting interest in InnarisBio. In connection with the Company’s agreement for additional funding, InnarisBio issued the corresponding Series A preferred shares to the Company provided that the shares are held in an escrow account (the “InnarisBio Escrow Shares”). The InnarisBio Escrow Shares will be released, from time to time, to the Company upon InnarisBio achieving certain milestones as defined in the InnarisBio Purchase Agreement with cash payments to be made by the Company. In addition, the Company has the right, but not the obligation, to make payment for the InnarisBio Escrow Shares at any time, regardless of the achievement of any milestones. The InnarisBio Escrow Shares have voting and all other rights until an event of default occurs where the Company fails to make a payment within 10 days following the written notice of the achievement of the relevant milestone. In the event of default, a pro rata portion of the InnarisBio Escrow Shares will automatically be surrendered and be deemed forfeited and cancelled and could result in the Company losing control of InnarisBio’s board of directors and its controlling financial interest in InnarisBio.

The InnarisBio Purchase Agreement provided the Company unilateral rights to control all decisions related to the significant activities of InnarisBio. The Company concluded that InnarisBio was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in InnarisBio as an initial consolidation of a VIE that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a loss on consolidation of $7,000 for the nine months ended September 30, 2021. The loss was calculated as the sum of the consideration paid of $1.1 million, the fair value of the noncontrolling interest issued of $0.9 million, less the fair value of identifiable net assets acquired of $2.0 million. The fair value of the contingent milestone payments of $0.1 million was included in the total purchase consideration for the noncontrolling interest and recognized as a liability by InnarisBio at the date of acquisition. The fair value of the IPR&D acquired of $1.0 million was reflected as acquired in-process research and development expense on the condensed consolidated statements of operations for the nine months ended September 30, 2021 as it had no alternative future use at the time of the acquisition.

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

The Company concluded that Neuronasal was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in Neuronasal as an initial consolidation of a variable interest entity (“VIE”) that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a gain of $3.5 million for the nine months ended September 30, 2021. The gain was calculated as the sum of the consideration paid of $1.0 million, the fair value of the noncontrolling interest issued of $3.0 million, the carrying value of the Company’s investments in Neuronasal’s common stock and preferred stock prior to May 17, 2021 of $0.8 million, less the fair value of identifiable net assets acquired of $8.3 million. The fair value of the IPR&D acquired of $8.0 million was reflected as acquired in-research and development expense on the condensed consolidated statements of operations for the nine months ended September 30, 2021 as it had no alternative future use at the time of the acquisition.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s condensed consolidated financial statements from the date of acquisition to September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company has accounted for the following investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of September 30, 2021	Relationship as of December 31, 2020	Date Control Obtained	Ownership % September 30, 2021	Ownership % December 31, 2020
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	58.9%	50.1%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	54.1%	54.1%
EntheogeniX Biosciences, Inc.	Controlled VIE	Controlled VIE	November 2019	80.0%	80.0%
DemeRx IB, Inc.	Controlled VIE	Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	—	February 2021	75.0%	—
Psyber, Inc.	Controlled VIE	—	February 2021	75.0%	—
InnarisBio, Inc.	Controlled VIE	—	March 2021	82.0%	—
Neuronasal, Inc.	Controlled VIE	Investment	May 2021	56.5%	37.2%

As of September 30, 2021 and December 31, 2020, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of ATAI.

EntheogeniX Biosciences, Inc.

In November 2019, the Company entered into a series of agreements with Cyclica Inc. ("Cyclica") to form EntheogeniX Biosciences, Inc. ("EntheogeniX"), a company dedicated to developing the next generation of innovative mental health drugs employing an AI-enabled computational biophysics platform designed to optimize and accelerate drug discovery. Based on the Company's assessment of the transaction at the time of acquisition, the Company concluded that EntheogeniX was not a business and accounted for the Company's investment as an initial consolidation of a VIE that is not a business under ASC 810.

In September 2021, the Company executed an amendment to the Stockholders Agreement and Contribution and Subscription Agreement ("EntheogeniX Amendment") between ATAI, EntheogeniX and Cyclica, in which ATAI agreed to purchase 500,000 shares of Class A common stock for an aggregate purchase price of $0.5 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to the Class A common stock purchase. As of September 30, 2021 and December 31, 2020, the Company owned 80% of the outstanding common stock of EntheogeniX.

The purchase of additional Class A common stock was deemed to be a reconsideration event. The Company determined that EntheogniX is still considered a VIE subsequent to the additional Class A common stock purchase as EntheogeniX does not have sufficient equity at risk to carry out its principal activities without additional subordinated financial support.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of September 30, 2021 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	Neuronasal
Assets:
Current assets:
Cash	$24,632	$1,414	$435	$4,371	$1,028	$36	$674	$435	$339
Unbilled receivable	326	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	1,205	2	—	133	9	1	—	99	783
Total current assets	26,163	1,416	435	4,504	1,037	37	674	534	1,122
Property and equipment, net	2	—	—	—	—	—	—	—	—
Long term notes receivable	—	—	—	1,075	—	103	—	—	—
Total assets	$26,165	$1,416	$435	$5,579	$1,037	$140	$674	$534	$1,122
Liabilities:
Current liabilities:
Accounts payable	$281	$217	$53	$310	$49	$—	$4	$6	$514
Accrued liabilities	904	638	7	112	245	23	18	—	576
Deferred revenue	180	—	—	—	—	—	—	—	—
Total current liabilities	1,365	855	60	422	294	23	22	6	1,090
Contingent consideration liability	1,830	—	—	—	—	—	—	117	—
Other non-current liabilities	—	—	—	—	—	—	—	—	336
Total liabilities	$3,195	$855	$60	$422	$294	$23	$22	$123	$1,426

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all consolidated VIEs as of December 31, 2020 (in thousands):

	Perception	Kures		EntheogeniX		DemeRx IB		Recognify
Assets:
Current assets:
Cash	$6,527	$1,264		$652		$7,252		$1,895
Prepaid expenses and other current assets	768	124		—		193		44
Total current assets	7,295	1,388		652		7,445		1,939
Property and equipment, net	4	—		—		—		—
Long term notes receivable	—	—		—		1,060		—
Total assets	$7,299	$1,388		$652		$8,505		$1,939
Liabilities:
Current liabilities:
Accounts payable	$564	$220		$35		$230		$64
Accrued liabilities	297	229		11		92		66
Total current liabilities	861	449		46		322		130
Convertible promissory notes and derivative liability	978	—		—		—		—
Contingent consideration liability	1,705	—	—	—	—	—	—	—
Total liabilities	$3,544	$449		$46		$322		$130

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Recognify	Psyber	InnarisBio	Neuronasal	Total
Balance as of December 31, 2020	$—	$4,546	$—	$—	$—	$4,546
Issuance of noncontrolling interests	—	—	8	877	—	885
Net income (loss) attributable to noncontrolling interests - common	1,755	—	(8)	(877)	—	870
Net income (loss) attributable to noncontrolling interests - preferred	2,608	(122)	—	—	—	2,486
Comprehensive loss attributable to noncontrolling interests	(184)	—	—	—	—	(184)
Balance as of March 31, 2021	$4,179	$4,424	$—	$—	$—	$8,603
Issuance of noncontrolling interests	3,257	—	—	—	392	3,649
Net income (loss) attributable to noncontrolling interests - common	(1,755)	(217)	—	—	(392)	(2,364)
Net income (loss) attributable to noncontrolling interests - preferred	7	—	—	—	—	7
Comprehensive loss attributable to noncontrolling interests	150	—	—	—	—	150
Balance as of June 30, 2021	$5,838	$4,207	$—	$—	$—	$10,045
Issuance of noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to noncontrolling interests - common	—	—	—	—	—	—
Net income (loss) attributable to noncontrolling interests - preferred	(287)	(196)	—	—	—	(483)
Comprehensive loss attributable to noncontrolling interests	12	—	—	—	—	12
Balance as of September 30, 2021	$5,563	$4,011	$—	$—	$—	$9,574

	Perception	Kures	Total
Balance as of December 31, 2019	$487	$400	$887
Issuance of noncontrolling interests	—	—	—
Repurchase of noncontrolling interest	—	—	—
Net loss attributable to noncontrolling interests - common	—	—	—
Net loss attributable to noncontrolling interests - preferred	(297)	(92)	(389)
Comprehensive loss attributable to noncontrolling interests	13	—	13
Balance as of March 31, 2020	$203	$308	$511
Issuance of noncontrolling interests	—	—	—
Repurchase of noncontrolling interest	—	—	—
Net loss attributable to noncontrolling interests - common	—	—	—
Net loss attributable to noncontrolling interests - preferred	(183)	(308)	(491)
Comprehensive loss attributable to noncontrolling interests	(20)	—	(20)
Balance as of June 30, 2020	$—	$—	$—
Issuance of noncontrolling interests	—	—	—
Repurchase of noncontrolling interest	—	—	—
Net loss attributable to noncontrolling interests - common	—	—	—
Net loss attributable to noncontrolling interests - preferred	1	—	1
Comprehensive loss attributable to noncontrolling interests	(1)	—	(1)
Balance as of September 30, 2020	$—	$—	$—

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

The redeemable noncontrolling interests were initially measured at fair value upon issuance and are redeemable at fair value at the holder’s option upon the successful completion or occurrence of future events. As of September 30, 2021 and December 31, 2020, the Company did not adjust the carrying value of the redeemable noncontrolling interests based on their estimated redemption values since it was not probable that the events that would allow the shares to become redeemable would occur. Subsequent adjustments to increase or decrease the carrying values of the redeemable noncontrolling interests to their estimated redemption values will be made if and when it becomes probable that such events will occur.

As of September 30, 2021 and December 31, 2020, the balance of redeemable noncontrolling interests in temporary equity on the condensed consolidated balance sheets was zero. The amount of net loss attributable to redeemable noncontrolling interests of $0 million and $0 million are included in consolidated net loss on the face of the condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, respectively.

The following table provides a rollforward of the redeemable noncontrolling interests balance (in thousands):

	Neuronasal	Total
Balance as of December 31, 2020	$—	$—
Issuance of redeemable noncontrolling interests	—	—
Net loss attributable to redeemable noncontrolling interests - common	—	—
Balance as of March 31, 2021	$—	$—
Issuance of redeemable noncontrolling interests	2,555	2,555
Net loss attributable to redeemable noncontrolling interests - common	(2,555)	(2,555)
Balance as of June 30, 2021	$—	$—
Issuance of redeemable noncontrolling interests	—	—
Net loss attributable to redeemable noncontrolling interests - common	—	—
Balance as of September 30, 2021	$—	$—

	Kures	Total
Balance as of December 31, 2019	$142	$142
Net loss attributable to redeemable noncontrolling interests - preferred	(33)	(33)
Balance as of March 31, 2020	$109	$109
Net loss attributable to redeemable noncontrolling interests - preferred	(109)	(109)
Balance as of June 30, 2020	$—	$—
Net loss attributable to redeemable noncontrolling interests - preferred	—	—
Balance as of September 30, 2020	$—	$—

Non-consolidated VIEs and a VOE

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through September 30, 2021. The Company is not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation as of September 30, 2021 and December 31, 2020.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method or the measurement alternative included within ASC 321 (See Note 5). As of September 30, 2021, the Company’s maximum exposure for its non-consolidated VIEs was $21.1 million relating to the carrying values in other investments and other investments held at fair value and $3.8 million relating to the carrying value in long term notes receivable – related party. As of December 31, 2020, the Company’s maximum exposure for its non-consolidated VIEs was $8.0 million relating to the carrying values in its other investments and $0.2 million relating to the carrying value in short term notes receivable—related party.

The Company evaluated the nature of its investment in GABA Therapeutics, Inc. (“GABA”) and determined that GABA was a VIE through May 21, 2021 when the Company exercised its option to purchase additional shares of Series A Preferred stock for an aggregate purchase price of $5.0 million (see Note 5). Prior to the option exercise, the Company was not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investment’s economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation through May 21, 2021. The completion of the Series A Preferred stock purchase in May 2021 was deemed to be a reconsideration event at which point GABA was no longer deemed a VIE as GABA now had sufficient equity at risk to finance its activities through the initial development period without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. While the Company holds greater than 50% of the outstanding equity interest of GABA, the Company does not have the power to control the entity. Concurrent with the exercise of the option, the Company executed a side letter with the other equity holders of GABA agreeing to forego the rights to additional seats on the Board of Directors, resulting in the Company lacking the ability to control the investee. The Company concluded that it does not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in GABA preferred stock under the measurement alternative per ASC 323 (See Note 5).

As disclosed in Note 5, as of September 30, 2021, the Company is obligated to purchase additional shares of Series A preferred stock of GABA for up to $1.5 million upon the achievement of certain specified contingent clinical development milestones. This amount has not been included in the Company’s determination of the maximum exposure of loss presented for its non-consolidated VIEs.

The Company had an investment in COMPASS Pathways plc (formerly known as Compass Pathfinder Holding Limited) (“COMPASS”) which was determined to be an investment in a VIE as of December 31, 2019 and through the date prior to its initial public offering in September 2020 (“COMPASS IPO”); however, the Company was not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investment’s economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation during the period between December 31, 2019 and through September 2020. The completion of the COMPASS IPO in September 2020 was deemed to be a reconsideration event. Upon the completion of the

COMPASS IPO, the Company’s investment in COMPASS was no longer deemed an investment in a VIE as COMPASS now had sufficient equity at risk to finance its activities without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. From the date of the COMPASS IPO through December 31, 2020, the Company’s voting interest was 26.3% which included the voting rights provided under the voting agreements as further described in Note 5 below. In April 2021, the voting agreements were terminated. On May 4, 2021, the Company purchased additional equity investments in COMPASS common stock. From the date of the additional investment through September 30, 2021, the Company’s voting interest was 19.4%. The Company concluded that it did not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in COMPASS common stock under the equity method (See Note 5).

5. Equity Method Investments and Other Investments

Equity Method Investments

As of September 30, 2021 and December 31, 2020, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of September 30, 2021			As of December 31, 2020
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc(2)	December 2018	19.4%		15,086	22.1%		—
GABA Therapeutics, Inc	November 2020	7.5%	(1)	—	7.5%	(1)	—
Neuronasal, Inc	October 2020	n/a	(3)	—	9.8%	(1)	—
Total				$15,086			$—

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

Other Investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of September 30, 2021 and December 31, 2020, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
GABA Therapeutics, Inc.	$12,863	$5,519
DemeRx NB, Inc.	1,043	1,096
Juvenescence Limited	350	368
Neuronasal, Inc.	—	1,061
Total	$14,256	$8,044

The Company’s investments in the preferred stock of COMPASS though the date of its IPO in September 2020, Neuronasal (through May 2021), Innoplexus, GABA, and DemeRx NB are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock. Although the Company’s investment in Juvenescence Limited (Juvenescence) is in common stock, it is not able to exercise significant influence over the operating and financial decisions of Juvenescence. The Company concluded that its ownership interests in above Other Investments do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the Company measured its other investments at cost, less any impairment, plus or minus, if any, observable price changes in orderly transactions for an identical or similar investment of the same issuer.

During the three and nine months ended September 30, 2021 and 2020 there were no observable changes in price recorded related to the Company’s Other Investments.

During the three and nine months ended September 30, 2021 and 2020, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2021 and 2020 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction were reflected as a secured borrowing liability of $2.4 million as of September 30, 2021, which is included in Other liabilities in the Company’s condensed consolidated balance sheet. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the rights for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of September 30, 2021.

The carrying value of the Company’s investment in Innoplexus was zero as of September 30, 2021 and December 31, 2020.

COMPASS Pathways plc

COMPASS Pathways plc is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018.

Common Stock Investment

During the first quarter of 2020, the Company’s investment in COMPASS common stock, which was accounted for under the equity method, was reduced to zero after the Company recognized its proportionate share of COMPASS’ net loss from investments in equity method investees. Immediately prior to the completion of the COMPASS IPO, the different classes of issued share capital of COMPASS Pathways plc were reorganized into a single class of ordinary shares through a reverse share split. Accordingly, all of the Company’s outstanding shares of COMPASS, including 7,052,003 shares of COMPASS preferred stock were converted into 7,935,663 new ordinary shares of COMPASS Pathways plc. Upon the COMPASS Preferred Stock Conversion, the Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in COMPASS’ ordinary shares of $53.1 million in equity method investments in the condensed consolidated balance sheets. Concurrently, with the consummation of the COMPASS IPO, all of the Company's investment in COMPASS ordinary shares were converted into American Depository Shares ("ADS"). Accordingly, immediately after the COMPASS IPO, the Company holds 7,935,663 ADS in COMPASS Pathways plc. The COMPASS ADS have identical rights including voting rights as the ordinary shares issued and outstanding.

The carrying value of the investment in COMPASS ordinary shares was reduced to zero at the time of the COMPASS Preferred Stock Conversion due to IPR&D charge with no alternative future use. Since the Company has no obligation to provide financing support to COMPASS, the Company is not required to record further losses exceeding the carrying value of the investment. As of December 31, 2020, the Company owned 22.1% of COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $378.1 million as of December 31, 2020.

On May 4, 2021, COMPASS completed an additional round of equity financing through the offering of 4,000,000 ADS. The Company participated in this financing round but did not purchase enough shares to maintain its ownership percentage. The Company acquired 140,000 ADS at an aggregate price of $5.0 million which resulted in a decrease in the Company’s equity ownership percentage in COMPASS and a gain on dilution of $16.9 million. The additional shares purchased was not made to fund prior period losses. As of September 30, 2021, the Company owned 19.4% of the COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $241.2 million as of September 30, 2021.

From the original acquisition of COMPASS common shares in December 2018 through the COMPASS IPO, the Company is deemed to have significant influence over COMPASS through its ownership interest in COMPASS’ equity, including the Company’s investment in COMPASS preferred stock, described below in Other Investments, and the Company’s noncontrolling representation on the COMPASS’ board of directors. Accordingly, the Company’s investment in COMPASS’ common stock was accounted for in accordance with the equity method. The Company’s investment in COMPASS’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in COMPASS’ preferred stock was accounted for under the measurement alternative as discussed below. Upon the completion of the COMPASS IPO and through September 30, 2021, the Company is deemed to continue to have significant influence over COMPASS primarily through its ownership interest in COMPASS’ equity and representation on COMPASS board of directors. Accordingly, the Company’s investment in COMPASS’ common stock was accounted for in accordance with the equity method through September 30, 2021.

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

During the three months ended September 30, 2021 and 2020, the Company recognized its proportionate share of COMPASS’ net loss of $3.1 million and $8.8 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company recognized its proportionate share of COMPASS’ net loss of $5.2 million and $20.6 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company’s proportionate share of COMPASS’ net loss was more than the Company’s proportionate share using the common stock ownership percentage described above because the aggregate net losses attributable to the Company’s investment in COMPASS common stock reduced the carrying amount to zero in the first quarter of 2020. Accordingly, during the three and nine months ended September 30, 2020, the remaining COMPASS’ net losses attributable to the Company prior to the COMPASS IPO was determined based on the Company’s ownership percentage of each class of preferred stock in COMPASS and recorded to the Company’s investments in COMPASS preferred stock discussed below.

Preferred Stock Investment

The Company’s preferred stock ownership in COMPASS is included in Other Investments and obtained through a series of related party transactions since 2018. In connection with COMPASS’ secondary Series A preferred stock offering in March 2020, the Company’s investment in COMPASS’ Series A preferred shares were remeasured to fair value due to the observable price change, resulting an aggregate gain of $19.9 million in unrealized gains on other investments in the condensed consolidated statements of operations during the nine months ended September 30, 2020.

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

GABA Therapeutics, Inc.

GABA is a California based biotechnology company focused on developing GRX-917 for anxiety, depression and a broad range of neurological disorders. The Company is deemed to have significant influence over GABA through its total ownership interest in GABA’s equity, including the Company’s investment in GABA’s preferred stock, and the Company’s noncontrolling representation on GABA’s board of directors.

Common Stock Investment

The Company’s investment in GABA’s common stock was accounted for in accordance with the equity method. The Company’s investment in GABA’s preferred stock did not meet the criteria for in-substance common stock. As such, the investment in GABA’s preferred stock is accounted for under the measurement alternative as discussed below.

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of September 30, 2021. Accordingly, GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock discussed below. During the three and nine months ended September 30, 2021, the Company recognized its proportionate share of GABA’s net loss of $1.7 million and $2.8 million, respectively as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

Preferred Stock Investment

In August 2019, GABA and the Company entered into the Preferred Stock Purchase Agreement (the “GABA PSPA”), whereby GABA issued shares of its Series A preferred stock to the Company at a price of approximately $5.5 million. At closing, the Company had an overall ownership interest of over 20% in GABA and a noncontrolling representation on the board. On May 15, 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the Amended GABA PSPA”) under which the GABA PSPA was amended. Pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million. As of September 30, 2021 and December 31, 2020, the investment in GABA’s preferred stock was recorded in Other Investments on the condensed consolidated balance sheets under the measurement alternative under ASC 321.

Pursuant to the GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones. On April 13, 2021, pursuant to the GABA PSPA, the Company purchased additional shares of Series A preferred stock of GABA, for an aggregate cost of $5.0 million based on the achievement of certain development milestones. On May 21, 2021, the Company exercised its option to purchase additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $5.0 million. As of September 30, 2021, the Company completed the purchase of the additional shares of Series A preferred stock for $10.0 million pursuant to the GABA PSPA. Pursuant to the Amended GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock from GABA for up to $1.5 million with the same price per share as its initial investment upon the achievement of specified contingent clinical development milestones. The obligation to purchase additional shares of Series A preferred stock from GABA was $1.5 million as of September 30, 2021.

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

The Company has evaluated the contingent obligation (forward) and option and concluded that they both: (i) represent freestanding financial instruments as they are legally detachable and separately exercisable from the underlying shares; and (ii) are equity securities under ASC 321. The Company accounted for the contingent obligation based on the measurement alternative under ASC 321 which is included in Other Investments as of September 30, 2021 and December 31, 2020.

Neuronasal, Inc.

Neuronasal is developing a novel intranasal formulation of N-acetylcysteine (“NAC”) for acute mild traumatic brain injury.

Common Stock Investment

In October 2020, upon the achievement of certain development milestones, the Company made a cash contribution of $0.3 million in exchange for 9.8% of the outstanding common stock of Neuronasal.

On March 10, 2021, upon the achievement of certain development milestones, the Company made another cash contribution of $0.5 million in exchange for 10.8% of the outstanding common stock of Neuronasal. The Company recorded its investment in Neuronasal common stock at the carrying cost basis of $0.5 million. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in Neuronasal exceeded the Company’s proportionate share of the underlying net assets in Neuronasal. The Company concluded that the basis differences were primarily attributable to Neuronasal’s IPR&D associated with Neuronasal’s novel intranasal formulation of NAC. As the Company’s investments in Neuronasal did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in NAC, the basis differences were attributable to the IPR&D with no alternative future use, and were immediately expensed on the dates of investments. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in Neuronasal and as a result, the March 2021 equity investment balance of $0.5 million was reduced to zero. For the nine months ended September 30, 2021, the Company recognized losses from investments in equity method investees, net of tax of $0.5 million in association with the basis difference charge in the Company’s condensed consolidated statements of operations.

The Company was deemed to have significant influence over Neuronasal through its total ownership interest in Neuronasal’s equity through the acquisition date of May 17, 2021 (see Note 3), including the Company’s investment in Neuronasal’s preferred stock, and the Company’s noncontrolling representation on Neuronasal’s board of directors. Accordingly, the Company’s investment in Neuronasal’s common stock was accounted for in accordance with the equity method. The Company’s investment in Neuronasal’s preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Neuronasal’s preferred stock was accounted for under the measurement alternative as discussed below.

The carrying value of the investment in Neuronasal common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use. Accordingly, Neuronasal’s net losses attributable to the Company was determined based on the Company’s ownership percentage of preferred stock in Neuronasal and recorded to the Company’s investments in Neuronasal preferred stock discussed below. In May 2021, immediately prior to the acquisition, the Company recognized its proportionate share of Neuronasal’s year to date net loss of $1.0 million, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

Preferred Stock Investment

In December 2019, Neuronasal and the Company entered into the Neuronasal PSPA and the Neuronasal Secondary Sale Agreement, whereby Neuronasal issued shares of its Series A preferred stock to the Company at a price of approximately $0.5 million. At closing, the Company has a less than 20% of ownership interest in Neuronasal and a noncontrolling representation on the board. In October 2020, pursuant to the Neuronasal PSPA, the Company purchased additional Series A preferred shares at a price of approximately $0.8 million. The investment in Neuronasal preferred shares was recorded in Other Investments on the condensed consolidated balance sheets under the measurement alternative under ASC 321 as of September 30, 2021 and December 31, 2020.

In October 2020, pursuant to the Neuronasal PSPA, the Company purchased additional Series A preferred shares at a price of approximately $0.8 million upon the achievement of a specified contingent clinical development milestone. On March 10, 2021, pursuant to the Neuronasal PSPA, the Company purchased additional Series A preferred shares for approximately $0.8 million based on the achievement of certain development milestones. Also, pursuant to the Neuronasal Secondary Sale Agreement, the Company purchased additional common shares for approximately $0.3 million. The obligation to purchase additional shares of Series A preferred stock from Neuronasal, and shares of common stock from the existing common shareholders was $1.5 million as of September 30, 2021.

On May 17, 2021, pursuant to the Neuronasal PSPA and the Neuronasal Secondary Sale Agreement, the Company, at its sole option, purchased additional shares of Series A preferred stock of Neuronasal for an aggregate cost of $1.0 million. Upon the closing of the purchase on May 17, 2021, the Company obtained a controlling financial interest in Neuronasal. The Company derecognized its other investments in Neuronasal and began to consolidate the operations of Neuronasal into its financial statements. Please see Note 3, “Acquisitions” for further discussion.

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

In accordance with the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of Series A preferred stock at a purchase price of up to $19.0 million with the same price per share as its initial investment. As of September 30, 2021, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB. The Company has evaluated the option and concluded that it: (i) represents a freestanding financial instrument as it is legally detachable and separately exercisable from the underlying shares; and (ii) is an equity security under ASC 321. The Company accounted for the option based on the measurement alternative under ASC 321, which is included in Other Investments as of September 30, 2021 and December 31, 2020.

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

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. No material research and development services have been performed as of September 30, 2021.

The Company has significant influence over IntelGenx through ownership interest in IntelGenx’s equity and the Company’s noncontrolling representation on IntelGenx’s board of directors. The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and Additional Units Warrant, (collectively the “Warrants”)

are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares and the Warrants as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recognized the change in fair value of the investment in IntelGenx’s common stock and Warrants of $70 thousand and $5.5 million, respectively, as a loss in the condensed consolidated statements of operations.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	September 30, 2021
	Compass	Neuronasal(1)	GABA
Current assets	$312,796	$—	$9,220
Non-current assets	1,947	—	—
Total assets	$314,743	$—	$9,220

Current liabilities	$9,323	$—	$748
Non-current liabilities	—	—	—
Total liabilities	$9,323	$—	$748

	December 31, 2020
	Compass	Neuronasal(1)	GABA
Current assets	$202,404	$351	$3,302
Non-current assets	1,052	10	—
Total assets	$203,456	$361	$3,302
Current liabilities	$6,895	$686	$430
Non-current liabilities	—	48	—
Total liabilities	$6,895	$734	$430

Statements of operations

	Three Months Ended
	September 30, 2021
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(21,768)	$—	$(1,730)
Net loss	$(15,849)	$—	$(1,730)

	Three Months Ended
	September 30, 2020
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(13,482)	$(683)	$(346)
Net loss	$(16,694)	$(683)	$(346)

	Nine Months Ended
	September 30, 2021
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(54,898)	$(985)	$(2,776)
Net loss	$(46,092)	$(985)	$(2,776)

	Nine Months Ended
	September 30, 2020
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(39,874)	$(942)	$(2,169)
Net loss	$(41,528)	$(942)	$(2,169)

(1)
Results from operations for Neuronasal are through May 17, 2021 at which point the entity is consolidated.

6. Notes Receivable

Long Term Notes Receivable – related party

Loan to IntelGenx Corp.

On March 8, 2021, the Company and IntelGenx entered into a loan agreement under which the Company provided the aggregate principal amount of $2.0 million (the “March Term Loan”). Pursuant to the loan agreement, IntelGenx may, by written notice, request an advance up to an additional $0.5 million as an additional term loan if no event of default has occurred as defined in the loan agreement. On May 11, 2021, the Company paid an additional advance of $0.5 million as an additional term loan (the “May Term Loan”, and together with the March Term Loan the “Term Loans”). The Term Loans were originally due to mature 120 days following the special shareholder meeting of IntelGenx Tech Corp. to approve additional investment in IntelGenx Tech Corp. by the Company. On May 14, 2021, the Company amended the Term Loans under which the Maturity Date will be the first business day following the first closing of a subscription for additional units if the proceeds from such subscription amount to at least $3.0 million. The loan bears an annualized interest rate of 8% and such interest is accrued daily. The principal amount of the Term Loans plus any accrued interest shall become due and payable on the Maturity Date. On September 14, 2021, the Company entered into an amended and restated loan agreement, which amended the Term Loans, and among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, up to a total of $8.5 million. The additional loan amount of $6.0 million will be funded via two separate tranches of $3.0 million each in the beginning of 2022 and 2023 respectively, subject to certain conditions. In addition, the amendment further extended the Maturity Date to January 5, 2024.

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

The Company recorded the Term Loans at cost which included the principal balance of the note and accrued interest, net of any payments received, in Long term notes receivables – related parties on its condensed consolidated balance sheets. As of September 30, 2021, the Term Loans have an outstanding balance of $2.5 million. During the three and nine months ended September 30, 2021, the recognized interest income associated with the Term Loans was immaterial.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$371,187	$—	$—	$371,187
Other investment held at fair value	—	2,618	4,198	6,816
	$371,187	$2,618	$4,198	$378,003
Liabilities:
Contingent consideration liability - related parties	$—	$—	$1,997	$1,997
Warrant Liability	—	—	336	336
	$—	$—	$2,333	$2,333

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:				$—
Liabilities:
Contingent consideration liability - related parties	$—	$—	$1,705	$1,705
Derivative liability	—	—	214	214
	$—	$—	$1,919	$1,919

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 or Level 3.

Valuation of COMPASS Note Receivable-Related Party

The fair value of the COMPASS Notes at issuance and subsequent financial reporting dates was estimated based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The Company estimated the fair value of the COMPASS Notes during the first quarter of 2020 and immediately prior to the conversion of the notes in April 2020 using the fair value of the Series B preferred stock of COMPASS. The fair value of the Notes was estimated to be $9.0 million immediately prior to the conversion of the notes. Once the notes were converted, the acquired shares were recorded at a price per share equal to the fair value of the Series B shares of £1,350 or $1,654. The change in fair value in the COMPASS Notes from December 31, 2019 to its conversion to Series B preferred stock in April 2020, were $0.7 million and included in change in fair value of short term notes receivable—related party in the condensed consolidated statements of operations.

Contingent Consideration Liability—Related Parties—Perception and Innaris Bio

The contingent consideration liability—related parties in the table above relates to milestone and royalty payments in connection with the acquisition of Perception and InnarisBio. The fair value of the contingent consideration liability—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

• the probability and timing of achieving the specified milestones and royalties as of each valuation date,

• the probability of executing the license agreement,

• the expected first year of revenue, and

• market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million as of September 30, 2021.

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

As of September 30, 2021, the license transaction had closed and the scenario-based method was no longer used (See Note 16). The valuation used inputs that were unobservable with the most significant being the discount rates for royalties on projected clinical milestones and commercial revenue and the probability of success estimates over the following ten years.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $1.9 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes significant unobservable inputs that are included in the valuation of the Perception contingent consideration lability – related parties as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
			Weighted		Weighted
Valuation Technique	Significant Unobservable Inputs	Input Range	Average	Input Range	Average
Discounted cash flow	Milestone contingent consideration:
	Discount rate	4.6%	4.6%	8.4% to 14.1%	9.4%
	Projected milestone timing	3.25 years	3.25 years	4.0 to 4.3 years	4.1 years
	Probability of the milestone	51.9%	51.9%	10.5% to 48.7%	34.8%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	11.1% - 15.6%	15.0%	12.0% to 13.0%	12.5%
	Discount rate for royalties on milestones	2.9% - 7.4%	6.8%	8.4%	8.4%
	Projected commercial revenue	$271.7 to $1,461.4 million	N/A	$77.5 to $3,542 million	N/A
	Projected clinical milestone revenue	$6.0 to $43.0 million	N/A	$6.0 to $30.0 million	N/A
	Timing of royalties on commercial revenue	7 years	7 years	7.8 to 8.5 years	8.1 years
	Timing of royalties on clinical milestone revenue	0.5 years	0.5 years	1.3 years	1.3 years
	Probability of success rate	26.5% to 100.0%	33.6%	3.95% to 100.0%	12.6%
	Probability of the close of the license transaction (1)	N/A	N/A	80.0%	80.0%

(1)
This input was used in fourth quarter of 2020 in relation to a potential license transaction that Perception had with a third-party pharmaceutical company.

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

The following table summarizes significant unobservable inputs by valuation technique that are included in the valuation of the remaining outstanding 2020 Convertible Notes from the issuance date of the notes in January 2020 to September 30, 2020:

		September 30, 2020
			Weighted
Valuation Technique	Significant Unobservable Inputs	Input Range	Average
SBM	Discount rate	-0.5% to 7.2%	0.8%
	Expected term	0.1 to 1.0 years	0.5 years
	Probability scenarios:
	Conversion upon a financing event	50.0% to 90.0%	65.6%
OPM	Risk free rate	-0.7% to -0.6%	(0.6)%
	Volatility	70.0% to 85.0%	78.6%
	Dividend yield	0%	0%

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

As the derivative liability associated with the Perception March 2020 Notes was related to the embedded conversion feature upon a qualified financing transaction the fair value of the derivative liability associated with the Perception March 2020 Notes was reduced to zero because of a zero percent probability of the occurrence of a qualified financing transaction as of September 30, 2021.

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

Warrant Liability

The warrant liability in the table above relates to issued and outstanding warrants to purchase shares of Neuronasal’s common stock acquired in connection with the acquisition of Neuronasal. The warrants were classified within other liabilities in the accompanying condensed consolidated balance sheet as the underlying common stock was determined to be contingently, but not currently, redeemable. The warrant liability was recorded at fair value utilizing the Black-Scholes option pricing model. As summarized below, key inputs in connection with the Black-Scholes option pricing model represent Level 3 measurements within the fair value hierarchy. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The Company adjusted the carrying value of the warrant to its estimated fair value at each reporting date, with any related increase or decrease in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations.

The fair value of the warrant liability was estimated to be $0.3 million as of September 30, 2021.

The following table summarizes significant unobservable inputs that are included in the valuation of the warrant lability as of September 30, 2021:

September 30, 2021
Exercise Price	$0.01
Stock Price	$36.12
Dividend Yield	0.00%
Expected Term (in Years)	3.00
Risk-Free Interest Rate	0.53%
Expected Volatility	100%

IntelGenx Common Stock, Initial Warrants and Additional Units Warrant

The Company’s investment in IntelGenx consists of Common Shares, Initial Warrants and Additional Units Warrant (collectively the “Warrants”). The Company determined Warrants do not meet the definition of derivative instrument per ASC 815. The Company has classified the Common Shares as Level 2 assets and the Warrants as Level 3 assets in the fair value hierarchy. The Company determined that the initial aggregate fair value was equal to the transaction price and recorded the Common Shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Units Warrant at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Warrants are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

The fair value of Common Shares is estimated by applying a discount for lack of marketability (DLOM) of 13.7% as of May 14, 2021 and 5.0% as of September 30, 2021. The Company estimated a DLOM in connection with the valuation of the Common Shares at initial recognition and as of September 30, 2021 to reflect the restrictions associated with the Common Shares. As of September 30, 2021 the only restriction that remains is the unregistered nature of the Common Shares. The fair value of Common Shares as of September 30, 2021 of $2.6 million is included in Other investments held at fair value in the consolidated balance sheet.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants as of September 30, 2021 of $0.7 million is included in Other investments held at fair value in the consolidated balance sheet.

The following table summarizes significant inputs that are included in the valuation of the Initial Warrants as of September 30, 2021:

September 30, 2021
Value of Underlying	$0.47
Exercise Price	$0.35
Risk Free Rate	0.43%
Expected Term (in Years)	2.6
Expected Volatility	100%
Dividend Yield	0.00%

The fair value of the Additional Units is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the Additional Unit is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Units is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Units as of September 30, 2021 of $3.5 million is included in Other investments held at fair value in the consolidated balance sheet.

The following table summarizes significant observable and unobservable inputs that are included in the valuation of the Additional Units Warrant as of September 30, 2021:

September 30, 2021
Tranche 1 Number Units	14,920,000
Tranche 2 Number Units	115,080,000
Additional Warrants Term (in years)	3.00
Additional Units Term (in Years)	2.62
Maximum Term (in Years)	5.62
Stock Price	$0.47
Expected Volatility	100%
Warrant Strike	$0.556
Unit Purchase Price 1st Year	$0.331
Unit Purchase Price 2nd Year	$0.50
Unit Purchase Price 3rd Year	$0.75
Wfraction	0.68
Risk-Free Rate	1.08%
Dividend Yield	0.0%
Number of time-steps	500

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Other Investments Held at Fair Value	Contingent Consideration liability - related parties	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$—	$1,705	$214	$—
Initial fair value of instrument	—	101	304	—
Change in fair value	—	(251)	(41)	—
Balance as of March 31, 2021	$—	$1,555	$477	$—
Initial fair value of instrument	9,358	—	343	249
Change in fair value	(4,720)	911	—	40
Extinguishment of liability	—	—	(820)	—
Balance as of June 30, 2021	$4,638	$2,466	$—	$289
Initial fair value of instrument	—	—	—	—
Change in fair value	(440)	(469)	—	47
Balance as of September 30, 2021	$4,198	$1,997	$—	$336

	Compass Notes Receivable - related party	Contingent Consideration liability - related parties	2020 Convertible Notes Payable	Derivative Liability
Balance as of December 31, 2019	$8,244	$572	$—	$—
Initial fair value of instrument	—	—	—	31
Issuance of notes payable	—	—	9,707	—
Change in fair value	718	24	(1,127)	—
Foreign currency transaction adjustments	41	—	(38)	—
Balance as of March 31, 2020	$9,003	$596	$8,542	$31
Initial fair value of instrument	—	—	—	184
Issuance of notes payable	—	—	2,668	—
Conversion of notes receivable	(9,003)	—	—	—
Change in fair value	—	42	1,260	—
Foreign currency transaction adjustments	—	—	212	—
Balance as of June 30, 2020	$—	$638	$12,682	$215
Initial fair value of instrument	—	—	—	—
Issuance of notes payable	—	—	18,061	—
Change in fair value	—	(86)	13,867	10
Foreign currency transaction adjustments	—	—	687	—
Balance as of September 30, 2020	$—	$552	$45,297	$225

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development related expenses	$3,070	$313
Research and development tax credit	1,105	556
Sales tax receivables	2,281	509
Prepaid insurance	4,634	144
Other	461	554
Total	$11,551	$2,076

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued accounting, legal, and other professional fees	$3,690	$2,858
Taxes payable	5,927	997
Accrued external research and development expenses	1,388	347
Accrued payroll	1,930	1,098
Accrued advisory fees	132	3,819
Other liabilities	8	96
Total	$13,075	$9,215

10. Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Convertible notes issued in November 2018	$174	$195
Convertible notes issued in October 2020	634	1,022
Unamortized discount and deferred issuance costs	(8)	(18)
Total	$800	$1,199

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

In addition, in connection with the Convertible Note Agreement, the Company issued convertible notes in the principal amounts of €0.5 million or $0.6 million to Apeiron, the family office of the Company’s founder, and €0.3 million or $0.4 million to one other shareholder of the Company and the founder of COMPASS in October 2020.

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

The Company determined that the October 2020 notes were issued in exchange for services previously provided by the Company’s founders and other shareholders and were fully vested and non-forfeitable upon issuance. These instruments were therefore considered share based compensation awards to non-employees, and the instruments were initially measured and recorded at their grant date fair value based on a Black-Scholes option- pricing model.

The fair value of the October 2020 notes exceeded the principal amount that will be due at maturity. Therefore, at initial recognition, the October 2020 notes were accounted for as convertible debt issued at a substantial premium, such that the face value of the note is recorded as a liability and the premium was recorded as paid-in capital.

Conversion of 2018 Convertible Promissory Notes - Related Parties

As described in Note 1, the Company undertook a corporate reorganization. Upon the Corporate Reorganization, ATAI Life Sciences N.V became the sole shareholder of ATAI Life Sciences AG. In connection with the Corporate Reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares in ATAI Life Sciences AG to ATAI Life Sciences N.V. and received sixteen shares in ATAI Life Sciences N.V. for one share in ATAI Life Sciences AG. In September 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.1 million or $6.0 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. The Company accounted for the conversion of the 2018 Convertible Notes as a conversion such that carrying values of these notes were derecognized with an offset to common stock at par of ATAI Life Sciences AG and the excess of the carrying values of these notes over the common stock at par of ATAI Life Sciences AG was recorded as additional paid-in capital. Concurrently, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement. As ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V., the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition.

2020 Convertible Promissory Notes

In January 2020, the Company executed a terms and conditions agreement (the “2020 Convertible Note Agreement”) under which it would issue up to €30.0 million, or $33.5 million, in convertible promissory notes to various investors. The total aggregate principal amount of the remaining outstanding 2020 Convertible Notes was $30.4 million as of September 30, 2020. The 2020 Convertible Notes converted into 8,773,056 of shares of the Company's common stock in November 2020.

For the three and nine months ended September 30, 2020, the interest expense and change in fair value in the 2020 Convertible Notes from its various issuance dates to the conversion date totaled $13.9 million and $14.0 million, respectively and is included in change in fair value of convertible promissory notes in the condensed consolidated statements of operations.

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

On June 10, 2021, Perception received proceeds of $20.0 million pursuant to the license and collaboration arrangement between Perception and Otsuka Pharmaceutical Co., LTD (“Otsuka”) (See Note 16). Upon receipt of the proceeds, the Perception Convertible Notes automatically converted into 6,456,595 shares of Series A preferred stock of Perception pursuant to their original terms. The Company, Sonia Weiss Pick and Family, Apeiron, and other investors received 5,403,791 shares, 440,415 shares, 27,809 shares and 584,580 shares of Perception Series A preferred stock, respectively, upon conversion of the Perception Convertible Notes. The amounts associated with the shares of Perception Series A preferred stock issued to the Company represent intercompany transactions and are eliminated upon consolidation.

The Company remeasured the derivative liability immediately prior to the conversion of the Perception Notes and recorded a net gain of $41,000 resulting from the change in fair value of the derivative liability during the nine months ended September 30, 2021. The conversion of the Perception December 2020 Notes was accounted for as an extinguishment as the notes were converted pursuant to an embedded conversion feature upon a licensing transaction, which was determined to be a redemption feature. Accordingly, the Company recorded a loss on extinguishment of notes of $0.5 million in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The loss on extinguishment of notes represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million. The conversion of the Perception March 2020 Notes was accounted for as a conversion as the notes converted pursuant to a conversion feature. Accordingly, the Company derecognized the carrying amount of the Perception March 2020 notes issued to Sonia Weiss and Family and other investors in the aggregate amount of $0.6 million with an offset to Series A preferred stock, and no gain or loss was recognized. The shares issued upon conversion of the Perception March 2020 and December 2020 Notes issued to the Company represent an intercompany transaction and, therefore, eliminate in consolidation.

As of December 31, 2020, the fair value of the derivative liability was $0.2 million, including an immaterial amount of derivative liability relating to Sonia Weiss Pick and Family. As of September 30, 2020, the fair value of the derivative liability was $0.2 million, including $0.1 million of derivative liability relating to Sonia Weiss Pick and Family and Apeiron. The Company recorded a net loss of $10,000 resulting from the change in the fair value of derivative for the three months ended September 30, 2020. The Company recorded a net gain of $54,047 resulting from the change in fair value of the derivative liability for the nine months ended September 30, 2020.

The Company recognized interest expense of $0.2 million, including amortization of debt discount of $0.2 million during the nine months ended September 30, 2021. As of December 31, 2020, the unamortized debt discount on the Perception Convertible Notes was $0.3 million. As of September 30, 2021, there was no unamortized debt discount due to the conversion of the Perception Convertible Notes into Series A convertible preferred stock of Perception on June 10, 2021. The debt issuance costs associated with the Perception Convertible Notes were not material.

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

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, common stockholders will receive distribution on a pro rata basis. As of September 30, 2021 and December 31, 2020, no cash dividends have been declared or paid.

12. Stock-Based Compensation

Atai Life Sciences 2020 Equity Incentive Plan

Effective August 21, 2020, the Company adopted an equity-based compensation plan, the 2020 Employee, Director and Consultant Equity Incentive Plan (as amended from time to time, “2020 Incentive Plan”). The 2020 Incentive Plan is administered by the Company’s Board. The plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such individuals, to induce them to work for the benefit of the Company and to provide additional incentive for them to promote the success of the Company. The 2020 Incentive Plan enables the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to executive officers, directors and employees and consultants of the Company.

The Company has reserved up to 22,658,192 shares of common stock, excluding any shares issued under its Hurdle Share Option Program ("HSOP") described below, for issuance to executive officers, directors, other employees and consultants of the Company pursuant to the 2020 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of September 30, 2021, 0 shares were available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant the Atai Life Sciences 2021 Incentive Award Plan discussed below.

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

The Company has reserved up to 16,000,000 shares of common stock, for issuance to executive officers, directors and employees and consultants of the Company pursuant to the 2021 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of September 30, 2021, 14,135,776 shares were available for future grants under the 2021 Incentive Plan.

Stock Options

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase Common Stock. These stock options have a five-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The December 31, 2020 stock options outstanding balance noted below includes 3,176,976 stock options that will vest over a four-year service period, only if and when a “Liquidity Event” (as defined in the 2020 Incentive Plan) occurs within five years of the date of grant. During the nine months ended September 30, 2021, the Company modified the vesting terms of 2,464,720 of these options held by 12 employees such that, if the Company achieves an Initial Public Offering (as defined in the awards) by June 30, 2021 or December 31, 2021, an additional 25% or 12.5%, respectively, will accelerate and vest upon the occurrence of the transaction. In each case provided, however, no option shall become vested before the first anniversary of the respective vesting start date. The Company applied modification accounting under ASC 718, which resulted in a new measurement of compensation cost, and the original grant-date fair value of the award is no longer used to measure compensation cost for the award. The weighted average fair value on the new measurement date amounted to $4.97. In June of 2021, the Company achieved a Liquidity Event and therefore began recognizing expense during the period.

In addition, during the nine months ended September 30, 2021, the Company cancelled 1,152,192 stock options held by 3 employees and concurrently granted 4,543,936 stock options under the HSOP Plan (as defined and described below) (“Exchange Options”). The Company applied modification accounting under ASC 718, which resulted in a new measurement of compensation cost, and the original grant-date fair value of the award is no longer used to measure compensation cost for the award. The weighted average fair value on the new measurement date amounted to $4.20. Refer to the Atai Life Sciences Hurdle Share Option Plan for more information on these stock options.

The following is a summary of stock option activity for from December 31, 2020 to September 30, 2021:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	11,331,232		$1.54	4.64	$47,735
Granted	15,453,771	(1)	9.07
Exercised	—		—
Cancelled or forfeited	(2,092,779)	(2)	2.88
Outstanding as of September 30, 2021	24,692,224	(3)	$6.14	4.57	$215,725
Options exercisable as of September 30, 2021	7,586,329		$1.29	3.89	$102,412

(1)
Includes (a) 5,391,184 stock options that will vest over a two to four-year service period, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant. If the Company achieves an IPO (as defined in the awards) by June 30, 2021 or December 31, 2021, an additional 25% or 12.5%, respectively, the stock options will accelerate and vest upon the occurrence of the transaction, (b) 5,241,785 stock options that will vest over a one to four-year service period, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant (c) 1,460,784 stock options that will vest at the end of a four-year service period and upon the satisfaction of specified performance-based vesting conditions, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant, (d) 624,000 stock options that will vest over a three-year service period, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant, (e) 400,688 stock options that will vest over a four-year service period and upon the satisfaction of specified performance-based vesting conditions including liquidity-based conditions, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant. If the Company achieves an IPO (as defined in the awards) by June 30, 2021 or December 31, 2021, an additional 25% or 12.5%, respectively, will accelerate and satisfy the service-based vesting condition upon the occurrence of the transaction, (f) 400,000 stock options that will vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company’s publicly traded shares, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant, (g) 338,112 stock options that will vest over a four-year service period and upon the satisfaction of specified performance-based vesting conditions including liquidity-based conditions, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant, (h) 100,640 stock options that will vest over a four-year service period and upon the satisfaction of specified performance-based vesting conditions, only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant, (i) 94,096 stock options that will vest only if and when a “Liquidity Event” (as defined in the awards) occurs within five years of the date of grant, and (j) 1,402,482 stock options that will vest over a three to four-year service period.
(2)
Includes 1,152,192 Exchange Options
(3)
With the satisfaction of the Liquidity Event (as defined in the awards) during the nine months ended September 30, 2021, the outstanding options include (a) 15,453,771 stock options as described in footnote (1) less 652,304 stock options forfeited, (b) 4,566,848 vested stock options yet to be exercised as of September 30, 2021, (c) 3,027,408 stock options that will vest over of a four-year service period and upon the satisfaction of specified performance-based vesting conditions, and (d) 2,296,501 stock options that will vest over a two to four-year service period.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. During the nine months ended September 30, 2021, the assumptions used in the Black-Scholes option pricing model were as follows:

September 30, 2021
Weighted average expected term in years	3.85
Weighted average expected stock price volatility	80.6%
Risk-free interest rate	(0.76)% - 1.27%
Expected dividend yield	0%

For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $9.4 million and $2.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $30.1 million and $2.1 million, respectively.

As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $83.2 million, which is expected to be recognized over a weighted average period of 2.21 years. As of September 30, 2021, there was $3.8 million of total unrecognized stock‑based compensation expense related to unvested stock-based awards which will be recognized, only if and when the related performance conditions become probable.

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

The Partnership has reserved up to 8,000,000 shares (“HSOP Shares”) pursuant to the HSOP Plan. The Partnership is authorized to subscribe for the additional shares under HSOP Plan. Each HSOP Option contains both service and performance-based vesting conditions, including a liquidity-based condition, and gives the holder the option to purchase HSOP Shares. As of September 30, 2021, 851,376 shares were available for future grants under the HSOP Plan.

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

The HSOP Shares issued under the HSOP plan to the Partnership are indirectly owned by HSOP Options holders via their interest in the Partnership. However, each HSOP Option holder signed a nonrevocable power of attorney ceding virtually all rights and decisions, including their rights as shareholders to the Managing Partner (as defined in the Partnership agreement) of the Partnership. HSOP Option holders have a forfeitable right to distributions until the HSOP Options vest, at which time the right becomes nonforfeitable. Accordingly, the HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes. Therefore, the Company accounted for the Nominal Upfront Payment as an in-substance early exercise provision under ASC 718 as the nominal amount is deducted from the exercise price upon exercise. As of September 30, 2021, the $0.5 million Nominal Upfront Payment was recorded as an Other liability on the condensed consolidation balance sheets. The HSOP Options include a provision that requires the HSOP Options holders pay compensation equal to 2% per annum interest on the unpaid exercise price less the €0.06 nominal amount paid upon grant (“Non-recourse Loan”) upon qualifying events (as defined in the Partnership agreement), which occurred on April 23, 2021 currently with the corporate reorganization discussed in Note 1.

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

The following is a summary of stock option activity for from December 31, 2020 to September 30, 2021:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	—		—	—	—
Granted	7,281,376	(1)	6.64	—	—
Exercised	—		—	—	—
Cancelled or forfeited	(132,752)		6.64	—	—
Outstanding as of September 30, 2021	7,148,624		$6.64	14.26	$55,891
Options exercisable as of September 30, 2021	3,599,936		$6.64	14.26	$28,160

(1) Includes 4,543,936 Exchange Options

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021, was $4.37.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. During the nine months ended September 30, 2021, the assumptions used in the Black-Scholes option pricing model were as follows:

September 30, 2021
Weighted average expected term in years	8.0
Weighted average expected stock price volatility	70.0%
Risk-free interest rate	(0.70)%-(0.65)%
Expected dividend yield	0%

For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $2.6 million and $0.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $19.2 million and $0.0 million, respectively.

As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $10.8 million which is expected to be recognized over a weighted average period of 1.33 years.

Kures 2019 Stock Option and Grant Plan

Effective August 27, 2019, Kures adopted an equity-based compensation plan. The Kures 2019 Stock Option and Grant Plan provides for Kures to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors, consultants of Kures.

Kures has reserved up to 954,315 shares of common stock for issuance to directors of Kures pursuant to the Kures 2019 Stock Option and Grant Plan. At September 30, 2021, there was 600,000 stock option issued and outstanding and 354,315 shares were available for future grants under the Kures 2019 Stock Option and Grant Plan.

The Kures 2019 Stock Option and Grant Plan is administered by Kures’ board of directors. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards.

Stock Options

The stock options outstanding noted below consist primarily of service-based options to purchase Common Stock, the majority of which vest over a four-year period and have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The following is a summary of stock option from December 31, 2020 to September 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	600,000	$0.10	9.58	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of September 30, 2021	600,000	$0.10	8.83	$—
Options vested and expected to vest as of September 30, 2021	600,000	$0.10	8.83	$—
Options exercisable as of September 30, 2021	287,500	$0.10	8.83	$—

For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $3,000 and $11,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $8,000 and $11,000, respectively. As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $0.1 million, which is expected to be recognized over a weighted average period of 1.91 years.

Kures Restricted Common Stock Awards

In 2019, the board of directors of Kures issued 4,937,530 unvested restricted common shares to directors of Kures. The restricted common stock vest over a two to three-year period, subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The Company measures all non-cash share-based awards using the fair value on the date of grant and recognizes compensation expense for those awards on a straight-line basis over the requisite service period, which is generally the period from the grant date to the end of the vesting period.

The Company reflects restricted stock awards as issued and outstanding shares of common stock when vested and the shares have been delivered to the individual. The following table summarizes Kures’ restricted common stock awards activity from December 31, 2020 to September 30, 2021:

	RSA	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2020	2,743,066	$0.10
Granted	—	—
Vested	1,234,386	0.10
Forfeited	—	—
Unvested balance as of September 30, 2021	1,508,680	$0.10

For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense associated with restricted stock awards of $42,000 and $41,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense associated with restricted stock awards of $125,000 and $124,000, respectively.

The fair value of restricted stock that vested during the nine months ended September 30, 2021 was $0.1 million. As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.91 years.

Recognify Restricted Common Stock Awards

In November 2020, the Board of Directors of Recognify issued 1,017,917 unvested restricted common shares to directors and consultants of Recognify. The restricted common stock typically vest over a two to four-year period, subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The Company reflects restricted stock awards as issued and outstanding shares of common stock when vested and the shares have been delivered to the individual. The following table summarizes Recognify’s restricted common stock awards activity from December 31, 2020 to September 30, 2021:

	RSA	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2020	952,387	$1.71
Granted	—	—
Vested	298,026	1.71
Forfeited	—	—
Unvested balance as of September 30, 2021	654,361	$1.71

The Company acquired Recognify in November 2020. The Company determined Recognify is a VIE and consolidated its results of operations within the Company’s consolidated financial statements.

For the three months ended September 30, 2021, the Company recorded stock-based compensation expense of $0.2 million. For the nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $0.5 million.

The total fair value of shares vested during the nine months ended September 30, 2021 was $0.5 million. As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $1.1 million, which is expected to be recognized over a weighted average period of 1.93 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either Research and development or General and administrative expense on the consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function and entity for the three months ended September 30, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended September 30, 2021
	Atai ESOP	Atai HSOP	Kures Stock Options	Kures RSA	Recognify RSA	Total
Research and development	$5,248	$—	$3	$41	$109	$5,401
General and administrative	4,183	2,593	—	—	63	$6,839
Total share based compensation expense	$9,431	$2,593	$3	$41	$172	$12,240

The following table summarizes the total stock-based compensation expense by function and entity for the three months ended September 30, 2020, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended September 30, 2020
	Atai ESOP	Atai HSOP	Kures Stock Options	Kures RSA	Recognify RSA	Total
Research and development	$—	$—	$11	$42	$—	$53
General and administrative	2,086	—	—	—	—	$2,086
Total share based compensation expense	$2,086	$—	$11	$42	$—	$2,139

The following table summarizes the total stock-based compensation expense by function for the nine months ended September 30, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Nine Months Ended September 30, 2021
	Atai ESOP	Atai HSOP	Kures Stock Options	Kures RSA	Recognify RSA	Total
Research and development	$13,946	$—	$8	$125	$331	$14,410
General and administrative	16,123	19,243	—	—	188	$35,554
Total share based compensation expense	$30,069	$19,243	$8	$125	$519	$49,964

The following table summarizes the total stock-based compensation expense by function for the nine months ended September 30, 2020, which includes expense related to stock options and restricted stock awards (in thousands):

	Nine Months Ended September 30, 2020
	Atai ESOP	Atai HSOP	Kures Stock Options	Kures RSA	Recognify RSA	Total
Research and development	$—	$—	$11	$124	$—	$135
General and administrative	2,086	—	—	—	—	$2,086
Total share based compensation expense	$2,086	$—	$11	$124	$—	$2,221

13. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $368,000 and $4,000 income tax expense for the three months ended September 30, 2021 and 2020. The Company recorded $432,000 and $4,000 income tax expense for the nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against its deferred tax assets consistent with prior periods.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to ATAI stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net loss	$(31,642)	$(83,194)	$(80,971)	$(84,270)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(484)	1	(2,040)	(1,021)
Net income attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(31,158)	$(83,195)	$(78,931)	$(83,249)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	151,130,212	90,709,312	134,334,685	90,709,312
Net income per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.21)	$(0.92)	$(0.59)	$(0.92)

HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes and not included in the calculation of basic weighted average common shares outstanding in the table above because the HSOP Option holders have a forfeitable right to distributions until the HSOP Options vest and are exercised, at which time the right becomes nonforfeitable.

The following also represents maximum amount of outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of September 30,
	2021	2020
Options to purchase common stock	24,692,224	11,675,328
HSOP options to purchase common stock	7,148,624	—
2020 Convertible Promissory Notes (Note 11)	—	8,961,549
2018 Convertible Promissory Notes - Related Parties (Note 11)	11,161,824	2,560,000
	43,002,672	23,196,877

In September 2021, several investors elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. The remaining 2018 Convertible Notes would be issuable upon the exercise of conversion rights of convertible note holders for 697,614 shares of common stock of ATAI Life Sciences AG, respectively. Upon conversion, it is expected that the remaining 2018 Convertible Notes would be exchanged on a one-for-sixteen basis for shares of ATAI Life Sciences N.V. which is reflected in the table above. See Note 10 for additional discussion.

The 2020 Convertible Notes converted into 8,773,056 of shares of the Company’s common stock in November 2020 in connection with a qualified financing transaction, and therefore these shares were not included as of September 30, 2021 in the table above.

15. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

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

16. License Agreements

Otsuka License and Collaboration Agreement

On March 11, 2021, the Company entered into a license and collaboration agreement (the “Otsuka Agreement”) with Otsuka under which the Company granted exclusive rights to Otsuka to develop and commercialize products containing arketamine, known as PCN-101, in Japan for the treatment of any depression, including treatment-resistant depression, or major depressive disorder or any of their related symptoms or conditions. Under the terms of the Otsuka Agreement, Otsuka received an exclusive right to develop and commercialize products containing PCN-101 in Japan at its own cost and expense. The Company retained all rights to PCN-101 outside of Japan.

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

The Otsuka Agreement will expire upon the fulfillment of Otsuka’s royalty obligations on a product-by-product basis. Otsuka shall have the right to terminate this agreement in its entirety for convenience at any time (a) on ninety (90) days’ prior written notice to Perception if such notice is given before the first regulatory approval of the first licensed product in the Otsuka territory, or (b) on one hundred and eighty (180) days’ prior written notice to Perception if such notice is given on or after the first regulatory approval of the first licensed product in the Otsuka territory. The Otsuka Agreement may be terminated in its entirety at any time during the term upon written notice by either party if the other party is in material breach of its obligations and has not cured such breach within thirty (30) days in the case of a payment breach, or within ninety (90) days in the case of all other breaches.

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

For the three and nine months ended September 30, 2021, there have been no additional milestones achieved under the Otsuka Agreement, except for the upfront transfer of the license. The Company satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue during the nine months ended September 30, 2021. Additionally, the Company recognized revenues of $0.4 million related to certain research and development services during the nine months ended September 30, 2021. As of September 30, 2021, the Company had current deferred revenue of $0.2 million due to certain research and development services under the Otsuka Agreement which will be recognized over time as the respective study results are delivered.

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

Columbia Stock Purchase and License Agreement

In June 2020, Kures entered into a license agreement with Columbia, pursuant to which, Kures obtained an exclusive license under certain patents and technical information to discover, develop, manufacture, use and commercialize such patents or other products in all uses and applications (“Columbia IP”). In addition, in consideration for the rights to the Columbia IP, Kures entered into a Stock Purchase Agreement (the “SPA”) with Columbia in contemplation of the license agreement. Pursuant to the SPA, Kures issued to Columbia certain shares of the Kures’ capital stock, representing 5% of Kures common stock on a fully diluted basis, in accordance with the terms and conditions of the SPA. Kures can, from time to time, issue to Columbia additional shares of Kures’ common stock, at a per share price equal to the then fair market value of each such share. The antidilution protection provision shall be maintained up to and through the achievement of certain milestone events. At the acquisition date, the Company recorded the fair value of the shares of Kures common stock issued to Columbia of $0.1 million to Company’s additional-paid-in-capital and a debit to research and development expense for the corresponding acquired in-process research and development as it had no alternative future use at the time of the acquisition. In addition, Kures is obligated to pay tiered royalties ranging in the low to mid-single-digit percentage based on net sales of products licensed under the agreement. If Kures receives revenue from sublicensing any of its rights under the agreement, Kures is also obligated to pay a portion of that revenue to Columbia. Starting from the fourth anniversary of the effective date of the Kures License Agreement, Kures is obligated to pay Columbia annual license fees ranging from $10,000 to $0.1 million, creditable against royalties. Kures is also obligated to make milestone payments aggregating up to $15.5 million upon the achievement of certain clinical or regulatory and sales-based milestones for the first indication for each of the licensed product and up to $7.3 million for each subsequent indication for each of such products. In addition, Kures is obligated to pay Columbia a portion of the non-royalty sublicense payments it receives from a third party receiving a sublicense to practice the rights licensed to Kures under the license agreement, ranging from a low teen to low double-digit percentage. Kures has the right to terminate the Columbia agreement for any reason upon a 90-day notice and if Columbia materially breaches the agreement and fails to remedy any such default. Columbia has the right to terminate the Columbia agreement if Kures declares bankruptcy, becomes insolvent or otherwise materially breaches the agreement and fails to remedy any such default within specified cure periods. Such termination does not preclude Columbia’s rights to any milestone payments, royalties, and other payments described above. The Columbia agreement will remain in effect until terminated by the parties according to their rights. During the three and nine months ended September 31, 2021 and 2020, respectively, the Company made no material payments in connection with the Columbia agreement.

17. Related Party Transactions

ATAI Formation

In connection with the formation of ATAI in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for ATAI’s common stock of equivalent value. Apeiron is the family office of the Company’s founder who owns 19.0% and 21.7% of the outstanding common stock in the Company as of September 30, 2021 and December 31, 2020, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.8% and 8% of the outstanding common stock in the Company as of September 30, 2021 and December 31, 2020, respectively. HCS is a German venture capital firm that owns 3.6% and 6% of the outstanding common stock in the Company as of September 30, 2021 and December 31, 2020, respectively.

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

On June 10, 2021, the Company received $20.0 million pursuant to the Otsuka Agreement. Upon receipt of the proceeds, the Perception Convertible Notes automatically converted into Series A preferred stock pursuant to their original terms. Sonia Weiss Pick and Family and Aperion received 440,415 shares and 27,809 shares of Perception Series A preferred stock, respectively, upon conversion of the Perception Convertible Notes. The conversion of the Perception December 2020 Notes was accounted for an extinguishment. The March 2020 Notes were accounted for as a conversion. These transactions are further described in Note 10.

Common Stock

In January 2021, pursuant to an additional closing from the common stock issuance in November and December 2020, the Company issued and sold 2,133,328 shares of common stock to Apeiron at the same issuance price, for cash proceeds of $12.2 million. In March 2021, in connection with the Company’s issuance of 13,419,360 shares of common stock, at a price of €9.69 or $11.71 per share, the Company issued common shares to Apeiron for a total purchase price of $14.5 million, and issued common shares to Presight II, L.P. for a total purchase price of $13.9 million (See Note 11 ). Apeiron is the co-managing member of the general partner of Presight II, L.P.

Directed Share Program

In connection with ATAI's initial public offering, the underwriters reserved 27% of the common shares for sale at the initial offering price to the Company's managing directors, supervisory directors and certain other parties. Apeiron participated in the program and purchased $10.5 million of common stock

Consulting Agreement with Mr. Angermayer

In January 2021, the Company entered into a consulting agreement, (the “Consulting Agreement”), with Mr. Angermayer, one of the Company’s co-founders and supervisory director. Apeiron is the family office and merchant banking business of Mr. Angermayer. Pursuant to the Consulting Agreement, Mr. Angermayer agreed to render services to the Company on business and financing strategies in exchange for 624,000 shares under the 2020 Incentive Plan upon achievement of certain performance targets. The Consulting Agreement expires on March 31, 2024. As a result of this agreement, for the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.5 million, respectively of stock-based compensation included in general and administrative expense in its condensed consolidated statement of operations. The Company also recorded an immaterial amount of general and administrative expense in its condensed consolidated statements of operations for the three and nine months ended September 30, 2021 in connection with Mr. Angermayer's service as the Chairman of the supervisory board.

Related Party Receivable

In February 2021, the Company advanced $0.8 million to a member of the management team to cover the personal payroll and income taxes on their taxable income from the exercise of stock options. This receivable was repaid in May 2021.

18. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation The Company made an immaterial amount of 401(k) contributions for the three months and nine months ended September 30, 2021 and 2020, respectively.

19. Subsequent Events

Purchase of PsyProtix Preferred Stock

In October 2021, pursuant to the PsyProtix Purchase Agreement, the Company purchased additional Series A preferred shares for an aggregate cost of approximately $0.5 million based on the achievement of certain development milestones.

Conversion of 2018 Convertible Notes

In October 2021, a noteholder elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. The investor paid €17.00 per share for the aggregate amount of €0.7 million or $0.8 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

DemeRx IB Promissory Note

In November 2021, pursuant to the DemeRx IB Promissory Note Agreement, the Company issued an installment payment of approximately $5.0 million based on the achievement of certain development milestones.

Purchase of InnarisBio Preferred Stock

In November 2021, pursuant to the InnarisBio Purchase Agreement, the Company purchased additional Series A preferred shares for an aggregate cost of approximately $1.2 million based on the achievement of certain development milestones.

Launch of atai Impact

In October 2021, the Company announced the launch of a new philanthropic program, atai Impact. atai Impact will help support and collaborate with nonprofits and institutions that further the Company's vision of healing mental disorders. atai Impact will be initially funded by 1% of the gross proceeds from the IPO and founders’ contributions. atai Impact has not made any payments through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our final prospectus dated June 17, 2021 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, (the “Securities Act”), relating to our Registration Statements on Form S-1 (File No. 333-255383).

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in the Prospectus. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “ATAI” or the “Company” refer to ATAI and its consolidated subsidiaries.

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We founded atai Life Sciences in 2018 as a response to the significant unmet need and lack of innovation in the mental health treatment landscape, as well as the emergence of therapies that previously may have been overlooked or underused, including psychedelic compounds and digital therapeutics. We have built a pipeline of 11 development programs and six enabling technologies, each led by focused teams with deep expertise in their respective fields and supported by our internal development and operational infrastructure. We believe that several of our therapeutic programs’ target indications have potential market opportunities of at least $1 billion in annual sales, if approved. One of our ATAI companies, Recognify Life Sciences, has initiated a Phase 2a trial in the United States. In addition, we initiated Perception’s Phase 2 trial for TRD and DemeRx’s Phase 1/2 OUD trial in the third quarter of 2021. Further, we plan to initiate three Phase 2 trials and also expect to initiate four Phase 1 trials in 2022.

Our Emerging Clinical and Preclinical Programs

The table below summarizes the status of our product candidate portfolio as of the filing date of this Quarterly Report. Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications including depression, cognitive impairment associated with schizophrenia, or CIAS, OUD, anxiety, mTBI and PTSD. We rely on third parties to conduct our preclinical and clinical trials and, as such, progress and timing of these preclinical and clinical trials and related milestone events, including those discussed in greater detail below, may be impacted by several factors including, but not limited to, changes in existing or future contractual obligations or arrangements with these third parties, geographic developments, such as site locations or regulatory requirements, and other changing circumstances associated with these third parties and the clinical trial sites. See the section titled “Risk Factors—Risks Related to Reliance on Third Parties” in our Prospectus. We currently hold at least a majority interest, or have options to obtain a majority interest, in each of these Atai companies.

Majority Owned Companies

Note: TRD = Treatment-resistant depression; CIAS = Cognitive impairment associated with schizophrenia; OUD = Opioid use disorder; GAD = Generalized anxiety disorder; mTBI = Mild traumatic brain injury; DMT = N,N-dimethyltryptamine;

MDMA = 3,4-Methylenedioxymethamphetamine; PTSD = Post-traumatic stress disorder, VIE = Variable interest entity.

(1)
Unless otherwise indicated herein, ownership percentage based on ownership of securities with voting rights as of September 30, 2021.
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
(7)
As of September 30, 2021, we held a 19.4% ownership interest in COMPASS.
(8)
DemeRx NB ownership does not give effect to the option to acquire further shares upon the achievement of specified development milestones which may increase the ownership to up to 57.1%.

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
•
Upcoming milestones: We initiated a Phase 2 randomized, double blind, placebo-controlled trial in patients with treatment- resistant depression in the third quarter and anticipate the trial to run through late 2022. The trial will assess the efficacy and safety, dose response and duration of action in patients with TRD.

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
Following the encouraging results of a recently completed interim analysis of Quantitative Electroencephalogram (qEEG) data from the 8 patients in the first cohort, atai advanced a portion of a future milestone payment aiming to accelerate initiation of the subsequent trial, which, broadly, will be a double-blind proof-of-concept study focused on more traditional cognitive endpoints including subsets of the MATRICS battery.
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
•
Upcoming milestones: We expect topline results from the Phase 1 single ascending dose/multiple ascending dose program in mid-2022.

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
•
Upcoming milestones: We initiated the Phase 1 component of Phase 1/2 trial of DMX-1002 in recreational drug users and healthy volunteers to be initiated in Q3 and expect to read out safety data in early 2022. The trial is designed to assess safety, tolerability, pharmacokinetics, and efficacy, and the results will inform future studies in patients with opioid use disorder.

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

Our Ownership Position in COMPASS

In addition to our emerging clinical and preclinical programs and enabling technologies, we led the Series A financing round in 2018 for COMPASS, co-led their Series B financing round in 2020 and continue to hold a significant equity ownership position in COMPASS. COMPASS is developing its investigational COMP360 psilocybin therapy, which comprises administration of COMP360 with psychological support from specially trained therapists, with an initial focus on TRD. The therapeutic potential of psilocybin administered in conjunction with psychological support has been shown in multiple academic-sponsored studies, which did not involve COMP360, specifically exhibiting rapid reductions in depression symptoms after a single high dose with no SAEs. COMPASS evaluated COMP360 in conjunction with psychological support in a Phase 2b trial that concluded in July 2021 and reported its topline data in November 2021. The randomized, double-blind, dose-ranging study investigated the safety and efficacy of psilocybin therapy in 233 patients, the largest clinical trial with psilocybin to date. As of September 30, 2021, we beneficially owned 8,075,663 shares representing 19.4 % equity interest in COMPASS. Certain of our founding investors were also seed investors and founders of COMPASS. Our interest in the product candidates of COMPASS is limited to the potential appreciation of our equity interest.

Recent Developments

Purchase of Psyber Shares

In July 2021, pursuant to the Psyber Purchase Agreement, we purchased additional shares of Series A preferred stock from Psyber, Inc. ("Psyber") for an aggregate cost of $0.7 million based on the achievement of certain development milestones. Psyber released the shares from the escrow account and therefore our voting interest remained unchanged.

Purchase of EntheogeniX Shares

In September 2021, we executed an amendment to the Stockholders Agreement and Contribution and Subscription Agreement between ATAI, EntheogeniX Biosciences, Inc. ("EntheogeniX") and Cyclica Inc. ("Cyclica"), in which ATAI agreed to purchase 500,000 shares of Class A EntheogeniX common stock for an aggregate purchase price of $0.5 million. As a result of anti-dilution protection available to Cyclica, our ownership percentage in EntheogeniX did not change due to the Class A common stock purchase.

Loan to IntelGenx

In September 2021, we executed an amendment to the loan agreement between IntelGenx Corp. ("IntelGenx") and ATAI, in which we increased the principal amounts of loans available to IntelGenx by $6.0 million to $8.5 million based on the achievement of certain corporate milestone. The additional loan amount of $6.0 million will be funded via two separate tranches of $3.0 million each in the beginning of 2022 and 2023 respectively, subject to certain conditions. In connection with the amendment, the maturity date under which the principal, any accrued interest and other amounts payable by IntelGenx will become due and payable is January 5, 2024.

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

Wholly owned subsidiaries and variable interest entities ("VIE") with greater than 50% ownership and deemed control are consolidated in our financial statements, and our net income (loss) is reduced for the non-controlling interest of the VIE’s share, resulting in net income (loss) attributable to ATAI stockholders.

Investments, where we have ownership in the underlying company’s equity greater than 20% and less than 50%, or where we have significant influence, are recorded under the equity method. We then record income (loss) in equity method investments for our proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If we make subsequent additional investments in that same company, we may record additional gains(losses) based on changes to our investment basis and also may record additional income(loss) in equity method investments.

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $31.2 million and $83.2 million for the three months ended September 30, 2021 and 2020, respectively, and $78.9 million and $83.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, our accumulated deficit was $268.9 million and $190.0 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our ATAI companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model, or VIEs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2021, we had cash and cash equivalents of $430.3 million. We believe that our existing cash will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

Factors Affecting our Results

We believe that the most significant factors affecting our results of operations include:

Acquisitions/Investments

To continue to grow our business and to aid in the development of our various product candidates, we are continually acquiring and investing in companies that share our common goal towards advancing transformative treatments, including psychedelic compounds and digital therapeutics, for patients that suffer from mental health disorders. During the three and nine months ended September 30, 2021, we spent $0 and $28.8 million, respectively, on investments in GABA, COMPASS, IntelGenx and Neuronasal.

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

Since inception, we have grown primarily by continually acquiring and investing in other companies. Our IPR&D expenses were $0 and $9.0 million, representing 0% and 8.1% of our total operating expenses for the three and nine months ended September 30, 2021, respectively. Our IPR&D expenses for the three and nine months ended September 30, 2020 were $0 and $0.1 million. As we continue to acquire and invest in companies, we expect our IPR&D expenses to increase in absolute amounts.

Stock-Based Compensation

In August 2020, we adopted the 2020 Equity Incentive Plan and the Hurdle Share Option Plan, which allowed us to grant stock-based awards to executive officers, directors, employees and consultants. Prior to our IPO, we issued stock options that vest over a two to four-year service period, only if and when a “Liquidity Event” (as defined in the plans) occurs, with accelerated vesting if a Liquidity Event occurred by specified dates. Upon the closing of our IPO, the stock-based award vesting contingent upon a Liquidity Event was no longer deferred. For the three and nine months ended September 30, 2021, stock-based compensation of $12.2 million and $50.0 million, respectively.

Impact of COVID-19

The COVID-19 pandemic has continued to present global public health and economic challenges during the nine months ended September 30, 2021. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, we have not experienced material financial impacts on our business and operations as a result of the COVID-19 pandemic. We continue to monitor the impact of the COVID-19 pandemic on our employees and business and have undertaken a number of business continuity measures to mitigate potential disruption to our operations.

The future impact of COVID-19 on our business and operations, including our research and development programs and related clinical trials, will largely depend on future developments, which are highly uncertain, such as the duration of the pandemic, the spread of the disease and variants thereof, the availability and effectiveness of vaccines and related roll-out efforts, breakthrough infections among the vaccinated, vaccine hesitancy, the implementation of vaccine mandates, travel restrictions, social distancing and related government actions around the world, business closures or business disruptions and the ultimate impact of COVID-19 on financial markets and the global economy. For a discussion of the risks to our business from COVID-19, refer to the section titled “Risk Factors” in our Prospectus.

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

In March 2021, we satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue. Additionally, we recognized revenues of $0.4 million related to certain research and development services. As of September 30, 2021, we had current deferred revenue of $0.2 million due to certain research and development services under the Otsuka Agreement which will be recognized over time as the respective study results are delivered. To date, there have been no milestones achieved under the Otsuka Agreement. License revenue of $0.3 million and $20.1 million was recorded for the three and nine months ended September 30, 2021, respectively.

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

Research and development costs, including costs reimbursed under the Otsuka Agreement, are expensed as incurred, with reimbursements of such amounts being recognized as revenue. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

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

Change in Fair Value of Warrant Liability

Changes in fair value of consists of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021.

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

Loss on Conversion of Convertible Promissory Notes

In June 2021, upon the funding of the Otsuka Agreement, the Perception convertible promissory notes were converted into Perception Series A preferred stock. The loss represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million.

Gain on Consolidation of a Variable Interest Entity

Gain on consolidation of a variable interest entity resulted from the purchase of additional shares of Neuronasal in May 2021. The gain was calculated as the sum of the consideration paid of $1.0 million, the fair value of the noncontrolling interest issued of $3.0 million, the carrying value of our investments in Neuronasal’s common stock and preferred stock prior to May 2021 of $0.8 million, less the fair value of identifiable net assets acquired of $8.3 million.

Foreign exchange gain (loss), net

Foreign exchange gain (loss), net consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities.

Other Income (Expense), net

Other income (expense), net consists principally of interest expense, impairment related to our other investments and credits related to our research and development tax credits which are claimed from the Australian tax authority, in respect to qualifying research and development costs incurred.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly we continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2021, consistent with prior periods, which primarily relate to our German and international tax loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of September 30, 2021 and December 31, 2020, we had no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020 (unaudited)

	Three months ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License revenue	$266	$—	266	100.0%
Operating expenses:
Research and development	13,363	3,058	10,305	337.0%
General and administrative	20,264	4,328	15,936	368.2%
Total operating expenses	33,627	7,386	26,241	355.3%
Loss from operations	(33,361)	(7,386)	(25,975)	351.7%
Other income (expense), net:
Interest income	8	19	(11)	(57.9%)
Change in fair value of contingent consideration liability - related parties	469	86	383	445.3%
Change in fair value of convertible promissory notes	—	(13,867)	13,867	(100.0%)
Change in fair value of derivative liability	—	(10)	10	(100.0%)
Change in fair value of warrant liability	47	—	47	100.0%
Unrealized loss on other investments held at fair value	(70)	—	(70)	100.0%
Foreign exchange gain (loss), net	6,462	(159)	6,621	(4164.2%)
Other income (expense), net	(29)	(11)	(18)	163.6%
Total other income (expense), net	6,887	(13,942)	20,829	(149.4%)
Net loss before income taxes	(26,474)	(21,328)	(5,146)	24.1%
Provision for income taxes	(368)	(4)	(364)	9100.0%
Losses from investments in equity method investees, net of tax	(4,800)	(61,862)	57,062	(92.2%)
Net loss	(31,642)	(83,194)	51,552	(62.0%)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(484)	1	(485)	(48500.0%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(31,158)	$(83,195)	$52,037	(62.5%)

License Revenue

License revenue was $0.3 million for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020. The increase of $0.3 million was attributable to certain research and development services provided to Otsuka in connection with the Otsuka license and collaboration agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
PCN-101 (Perception)	$1,340	$1,493	$(153)	(10.2%)
KUR-101 (Kures)	992	321	671	209.0%
DMX-1002 (DemeRx IB)	841	515	326	63.3%
RL-007 (Recognify)	786	—	786	100.0%
VLS-01 (Viridia)	526	37	489	1321.6%
EMP-01 (EmpathBio Inc)	337	2	335	16750.0%
RLS-01 (Revixia)	275	—	275	100.0%
NN-01 (Neuronasal)	275	—	275	100.0%
Novel drug delivery (InnarisBio)	271	—	271	100.0%
Novel compounds (EntheogeniX)	195	109	86	78.9%
Other (Introspect, Psyber, Psyprotix)	102	14	88	628.6%
Unallocated research and development expenses:
Personnel expenses	7,159	486	6,673	1373.0%
Professional and consulting services	75	74	1	1.4%
Other	189	7	182	2600.0%
Total research and development expenses	$13,363	$3,058	$10,305	337.0%

Research and development expenses were $13.4 million for the three months ended September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020. The increase of $10.3 million was primarily attributable to $6.7 million of personnel costs, which included $5.3 million of stock- based compensation and an increase of $3.4 million of direct costs at the platform companies as discussed below.

The $0.1 million decrease in direct costs for PCN-101 was primarily due to an decrease of $0.3 million in preclinical development costs, partially offset by an increase of $0.1 million in personnel related costs and an increase of $0.1 million in clinical development and manufacturing costs.

The $0.7 million increase in direct costs for KUR-101 program was primarily due to an increase of $0.6 million preclinical activities, $40,000 in manufacturing and $50,000 in personnel costs.

The $0.3 million increase in direct costs for DMX-1002 program was primarily due to an increase of $0.4 million clinical development costs and $70,000 preclinical activities, partially offset by a decrease of $0.2 million in manufacturing.

The direct costs of $0.8 million for RL-007 program were $0.6 million in clinical development costs and $0.2 million of personnel related costs, which included $0.1 million of stock-based compensation expense.

The $0.5 million increase in direct costs for VLS-01 program was due to an increase of $0.5 million of preclinical activities and manufacturing.

The direct costs for EMP-001 were $0.3 million of manufacturing and control processes costs and other preclinical activities.

The direct costs for RLS-01 were $0.3 million of manufacturing and control processes costs and other preclinical activities.

The direct costs for NN-01, which are from the date of acquisition in May 2021 were $0.3 million in clinical development costs, manufacturing and personnel costs.

The direct costs for InnarisBio were $0.3 million of preclinical activities.

The $0.1 million increase in direct costs for EntheogeniX was primarily due to an increase in preclinical activities.

During the three months ended September 30, 2021, we did not incur any significant direct costs in association with IntroSpect, Psyber, or Psyprotix; direct costs associated with these programs were related to the ramp up of preclinical development and initial clinical-stage activities.

General and Administrative Expenses

General and administrative expenses were $20.3 million for the three months ended September 30, 2021 compared to $4.3 million for the three months ended September 30, 2020. The increase of $15.9 million, was attributable to $9.5 million of personnel costs, which included $4.7 million of stock-based compensation, $3.5 million of professional fees, $1.6 million of insurance costs, and $1.3 million other costs related to support of our platform growth and public company requirements.

Interest Income

Interest income for the three months ended September 30, 2021 and 2020 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We had interest income for the three months ended September 30, 2021 and 2020 of $8,000 and $19,000, respectively.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception Neuroscience were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value as of September 30, 2021, resulting in an expense of $0.5 million and $90,000 being recognized for the three months ended September 30, 2021 and 2020, respectively. The increase of $0.4 million was primarily attributable to Perception’s completion of its Phase 1 clinical trial in September 2020, which increased the probability of the milestone event occurring, and a potential license agreement with a third-party pharmaceutical company, which would include an upfront payment and additional milestone payments. As the license agreement had not been executed as of December 31, 2020, we used a probability weighted approach for the royalty payments, where 80% was applied to the license scenario and 20% was applied to the no-license scenario. At March 31, 2021, the license transaction had closed and the scenario-based method with 80%/20% probability was no longer used.

The milestone and royalty payments in relation to the acquisition of InnarisBio were recorded at the acquisition date and is subsequently remeasured to fair value as of September 30, 2021, resulting in an immaterial expense being recognized for the three months ended September 30, 2021 because there were no material changes to any of the significant assumptions used that impacts the fair value of the contingent liability.

Change in Fair Value of Convertible Promissory Notes

Change in fair value of convertible promissory notes for the three months ended September 30, 2020 was $13.9 million, which was primarily associated with the change in fair value of our 2020 convertible notes, or the 2020 Notes. The change in fair value of the 2020 Notes was primarily attributable to an increase in the fair value of the underlying common stock in 2020 leading up to the conversion of the convertible promissory notes into our common shares in November 2020. We did not recognize a change in fair value of convertible promissory notes for the three months ended September 30, 2021.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $10,000 for the three months ended September 30, 2020. The derivative liability was recorded in connection with certain embedded features contained in the Perception convertible promissory notes for which we have elected the fair value option. The Perception convertible promissory notes were converted during June 2021.

Change in Warrant Liability

Change in fair value of warrant liability was $47,000 for the three months ended September 30, 2021. The warrant liability was recorded in connection with issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal. The warrant liability was recorded in connection with the May 2021 acquisition of Neuronasal.

Unrealized Loss on Other Investments Held at Fair Value

Unrealized loss on other investments held at fair value for the three months ended September 30, 2021 was $70,000. In May 2021, we received IntelGenx common stock, warrants and additional unit warrants for a price of approximately $12.3 million. The immaterial change in fair value of the IntelGenx common stock, warrants and additional unit warrants was recorded in unrealized loss on other investments held at fair value for the three months ended September 30, 2021.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss), net was $6.5 million for the three months ended September 30, 2021 compared to $(0.2 million) for the three months ended September 30, 2020. The increase of $6.6 million was a result of the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign exchange denominated balances.

Other Income (Expense), Net

We incurred an immaterial amount of other income (expense), net for the three months ended September 30, 2021 and 2020.

Income Tax

We incurred income tax expense of $0.4 million for the three months ended September 30, 2021. The income tax expense relates to book profits and thus taxable profits generated in one of our United States subsidiaries. Given our early stage development and lack of prior earnings history, we have a full valuation allowance primarily related to German and overseas tax loss carryforwards that we do not consider more likely than not to be realized. We incurred an immaterial amount of income tax expense for the three months ended September 30, 2020.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended September 30, 2021 and 2020 were $4.8 million and $61.9 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Nine months ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License revenue	$20,146	$—	20,146	100.0%
Operating expenses:
Research and development	34,974	8,056	26,918	334.1%
Acquisition of in-process research and development	8,934	120	8,814	7345.0%
General and administrative	66,868	8,749	58,119	664.3%
Total operating expenses	110,776	16,925	93,851	554.5%
Loss from operations	(90,630)	(16,925)	(73,705)	435.5%
Other income (expense), net:
Interest income	80	57	23	40.4%
Change in fair value of contingent consideration liability - related parties	(191)	20	(211)	(1055.0%)
Change in fair value of short term notes receivable - related party	—	718	(718)	(100.0%)
Change in fair value of convertible promissory notes	—	(14,000)	14,000	(100.0%)
Change in fair value of derivative liability	41	(23)	64	(278.3%)
Change in fair value of warrant liability	87	—	87	100.0%
Unrealized loss on other investments held at fair value	(5,530)	—	(5,530)	100.0%
Unrealized gain on other investments	—	19,856	(19,856)	(100.0%)
Loss on conversion of convertible promissory notes	(513)	—	(513)	100.0%
Gain on consolidation of a variable interest entity	3,543	—	3,543	100.0%
Foreign exchange gain (loss), net	5,446	(191)	5,637	(2951.3%)
Other income (expense), net	(355)	(85)	(270)	317.6%
Total other income (expense), net	2,608	6,352	(3,744)	(58.9%)
Net loss before income taxes	(88,022)	(10,573)	(77,449)	732.5%
Provision for income taxes	(432)	(4)	(428)	10700.0%
Gain on dilution of equity method investment	16,923	—	16,923	100.0%
Losses from investments in equity method investees, net of tax	(9,440)	(73,693)	64,253	(87.2%)
Net loss	(80,971)	(84,270)	3,299	(3.9%)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(2,040)	(1,021)	(1,019)	99.8%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(78,931)	$(83,249)	$4,318	(5.2%)

License Revenue

License revenue was $20.1 million for the nine months ended September 30, 2021, which related to the Otsuka Agreement. The license revenue recognized during the nine months primarily relates to the delivery of the license to Otsuka, which occurred in March 2021. No license revenue was recognized during the nine months ended September 30, 2020.

Research and Development Expenses

The table and discussion below present research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
PCN-101 (Perception Neuroscience)	$5,412	$3,280	$2,132	65.0%
DMX-1002 (DemeRx IB)	2,676	876	1,800	205.5%
RL-007 (Recognify)	1,862	—	1,862	100.0%
KUR-101 (Kures)	1,680	1,915	(235)	(12.3%)
VLS-01 (Viridia)	1,593	39	1,554	3984.6%
EMP-01 (EmpathBio)	668	2	666	33300.0%
RLS-01 (Revixia)	555	—	555	100.0%
Novel compounds (InnarisBio)	495	—	495	100.0%
Novel compounds (EntheogeniX)	440	473	(33)	(7.0%)
NN-01 (Neuronasal)	398	—	398	100.0%
Other (Introspect, Psyber, Psyprotix)	168	16	152	950.0%
Unallocated research and development expenses:
Personnel expenses	18,278	1,165	17,113	1468.9%
Professional and consulting services	378	178	200	112.4%
Other	371	112	259	231.3%
Total research and development expenses	$34,974	$8,056	$26,918	334.1%

Research and development expenses were $35.0 million for the nine months ended September 30, 2021, compared to $8.1 million for the nine months ended September 30, 2020. The increase of $26.9 million was primarily attributable to $17.1 million of personnel costs, which included $14.0 million in stock-based compensation and an increase of $9.3 million of direct costs at the platform companies as discussed below.

The $2.1 million increase in direct costs for PCN-101 was primarily due to an increase of $1.2 million in clinical development costs, $0.6 million in drug manufacturing costs, and $0.3 million in consulting and personnel related costs.

The $1.8 million increase in direct costs for DMX-1002 program was primarily due to an increase of $1.0 million in clinical development cost, $0.5 million in preclinical activities, $0.2 million in manufacturing, and $0.2 million increase in personnel related costs.

The direct costs of $1.9 million for RL-007 program were $1.1 million in clinical development costs, $0.6 million of personnel related costs, which included $0.3 million of stock-based compensation expense and $0.2 million in manufacturing costs.

The $0.2 million decrease in direct costs for KUR-101 was primarily due to a decrease in manufacturing and control processes costs.

The direct costs for VLS-01 program were $1.6 million of manufacturing and control processes and other preclinical activities.

The direct costs for EMP-001 were $0.7 million of manufacturing and control processes costs and other preclinical activities.

The direct costs for RLS-01 were $0.6 million of manufacturing and control processes costs and other preclinical activities.

The direct costs for InnarisBio were $0.5 million of preclinical activities.

The decrease of $0.03 million in direct costs for EntheogeniX was primarily due to a $0.3 million decrease in data and analytical support costs, partially offset by a $0.27 million increase in manufacturing and control processes costs.

The direct costs for NN-01, which are from the date of acquisition in May 2021, were $0.4 million of clinical development and manufacturing costs.

During the nine months ended September 30, 2021, we did not incur any significant direct costs in association with IntroSpect, Psyber, or Psyprotix; direct costs associated with these programs were related to the ramp up of preclinical development and initial clinical-stage activities.

Acquisition of In-Process Research and Development Expense

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands, except percentages)
Acquisition of in-process research and development expense by program:
Neuronasal	$7,962	$—	$7,962	100.0%
InnarisBio	972	—	972	100.0%
Total acquisition of in-process research and development expense	$8,934	$120	$8,814	7345.0%

Acquisition of in-process research and development expenses was $9.0 million for the nine months ended September 30, 2021, which was IPR&D acquired from Neuronasal in May 2021 and InnarisBio in March 2021. Acquisition of in-process research and development expenses was $0.1 million for the nine months ended September 30, 2020, which was IPR&D acquired from Kures. The acquired IPR&D were all considered to have no future alternative use.

General and Administrative Expenses

General and administrative expenses were $66.9 million for the nine months ended September 30, 2021 compared to $8.7 million for the nine months ended September 30, 2020. The increase of $58.1 million, was attributable to $42.1 million of personnel costs, which included $33.4 million of stock-based compensation, $11.8 million of professional fees, $1.9 million of insurance costs, and $2.3 million other costs related to support of our platform growth and public company requirements.

Interest Income

Interest income for the nine months ended September 30, 2021 and 2020 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We had interest income for the nine months ended September 30, 2021 and 2020 of $80,000 and $57,000, respectively.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception Neuroscience were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value as of September 30, 2021, resulting in an expense of $0.2 million and income of $20,000 being recognized for the nine months ended September 30, 2021 and 2020, respectively. The increase of $0.2 million was primarily attributable to Perception’s completion of its Phase 1 clinical trial in September 2020, which increased the probability of the milestone event occurring, and a potential license agreement with a third-party pharmaceutical company, which would include an upfront payment and additional milestone payments. As the license agreement had not been executed as of December 31, 2020, we used a probability weighted approach for the royalty payments, where 80% was applied to the license scenario and 20% was applied to the no-license scenario. At March 31, 2021, the license transaction had closed and the scenario- based method with 80%/20% probability was no longer used.

The milestone and royalty payments in relation to the acquisition of InnarisBio were recorded at the acquisition date and is subsequently remeasured to fair value as of September 30, 2021, resulting in an immaterial expense being recognized for the nine months ended September 30, 2021 because there were no material changes to any of the significant assumptions used that impacts the fair value of the contingent liability.

Change in Fair Value of Short Term Notes Receivable—Related Party

Change in fair value of short term notes receivable with COMPASS for the nine months ended September 30, 2020 was $0.7 million. The COMPASS notes were converted during 2020. No change in fair value of short term notes receivable of related parties was recognized for the nine months ended September 30, 2021.

Change in Fair Value of Convertible Promissory Notes

Change in fair value of convertible promissory notes for the nine months ended September 30, 2020 was $14.0 million, which was primarily associated with the change in fair value of our 2020 convertible notes, or the 2020 Notes. The change in fair value of the 2020 Notes was primarily attributable to an increase in the fair value of the underlying common stock in 2020 leading up to the conversion of the convertible promissory notes into our common shares in November 2020. No changes in fair value of convertible promissory notes were recognized for the nine months ended September 30, 2021 as the 2020 Notes were converted in November 2020.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $41,000 for the nine months ended September 30, 2021, compared to $(23,000) for the nine months ended September 30, 2020. The $64,000 increase was primarily due to the additional issuance of convertible promissory notes in January 2021 and the increased probability of a potential licensing transaction with a third-party pharmaceutical company and a decrease in the probability of a potential preferred equity financing round.

Change in Warrant Liability

Change in fair value of warrant liability was $87,000 for the nine months ended September 30, 2021. The warrant liability was recorded in connection with issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal. The warrant liability was recorded in connection with the May 2021 acquisition of Neuronasal.

Unrealized Loss on Other Investments Held at Fair Value

In May 2021, we received IntelGenx common stock, warrants and additional unit warrants for a price of approximately $12.3 million. We determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the warrants at $1.2 million and the additional unit warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. Subsequently, changes in fair value of the common shares, the warrants and additional unit warrants are recorded as a component of other income (expense), net in the condensed consolidated statement of operations. During the nine months ended September 30, 2021, we recognized $5.5 million of unrealized loss on other investments held at fair value.

Unrealized Gain on Other Investments

Unrealized gain on other investments for the nine months ended September 30, 2021 was zero compared to $19.9 million for the nine months ended September 30, 2020. The $19.9 million gain in 2020 mainly related to our remeasurement of our investment in COMPASS’ Series A preferred shares to fair value due to the observable price change in connection with COMPASS’ secondary Series A preferred stock purchase in March 2020.

Loss on Conversion of Convertible Promissory Notes

Loss on conversion of convertible promissory notes for the nine months ended September 30, 2021 was $0.5 million. In June 2021, upon the funding of the Otsuka license and collaborative agreement, the Perception convertible promissory notes were converted into Perception Series A preferred stock. The loss represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million. There was no loss on conversion of convertible promissory notes recorded in the nine months ended September 30, 2020.

Gain on Consolidation of a Variable Interest Entity

Gain on consolidation of a variable interest entity was $3.5 million for the nine months ended September 30, 2021. We purchased additional shares of Neuronasal in May 2021 and recognized a gain of $3.5 million. The gain was calculated as the sum of the consideration paid of $1.0 million, the fair value of the noncontrolling interest issued of $3.0 million, the carrying value of our investments in Neuronasal’s common stock and preferred stock prior to May 2021 of $0.8 million, less the fair value of identifiable net assets acquired of $8.3 million. The fair value of the IPR&D acquired of $8.3 million was charged to research and development expense as it had no alternative future use at the time of the acquisition. There was no gain on consolidation of a variable interest entity recorded in the nine months ended September 30, 2020.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss), net was $5.4 million for the nine months ended September 30, 2021 compared to $(0.2 million) for the nine months ended September 30, 2020. The increase of $5.6 million was a result of the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign exchange denominated balances.

Other Income (Expense), Net

Other expense, net for the nine months ended September 30, 2021 was $0.4 million, compared to $85,000 for the nine months ended September 30, 2020. The increase of $0.3 million was primarily related to interest expense.

Income Tax

We incurred income tax expense of $0.4 million for the nine months ended September 30, 2021. The income tax expense relates to book profits and thus taxable profits generated in one of our United States subsidiaries. Given our early stage development and lack of prior earnings history, we have a full valuation allowance primarily related to German and overseas tax loss carryforwards that we do not consider more likely than not to be realized. We incurred an immaterial amount of income tax expense for the nine months ended September 30, 2020.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the nine months ended September 30, 2021 and 2020 were $9.4 million and $73.7 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Sources of Liquidity

In June 2021, we completed our IPO and issued and sold 17,250,000 of our common shares at a price to the public of $15.00 per share, including the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. Since our inception through September 30, 2021, sources of capital raised to fund our operations were comprised of aggregate gross proceeds of $630.0 million from sales of our common stock and convertible notes. As of September 30, 2021, we had cash and cash equivalents of $430.3 million.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In September 2021, several investors agreed to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. and paid an aggregate amount of €5.1 million or $6.0 million. Concurrently, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The remaining convertible promissory notes balance as of September 30, 2021 was $0.8 million.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS ordinary shares, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $241.2 million as of September 30, 2021. As of September 30, 2021, the carrying value of our investment in COMPASS was $15.1 million under the equity method. As a result of additional ordinary shares issued by COMPASS in May 2021, including additional shares purchased by us for an aggregate cost of $5.0 million, our ownership interest in COMPASS was reduced to 19.4%.

Liquidity Risks

As of September 30, 2021, we had cash and cash equivalents of $430.3 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for nine months ended September 30, 2021 and 2020:

	September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(42,737)	$(14,552)
Net cash used in investing activities	(32,643)	(24,405)
Net cash provided by financing activities	408,139	31,072
Effect of foreign exchange rate changes on cash	303	533
Net increase (decrease) in cash	$333,062	$(7,352)

Net Cash Used in Operating Activities

Net cash used in operating activities was $42.7 million for the nine months ended September 30, 2021, which consisted of a net loss of $81.0 million, adjusted by non-cash charges of $46.1 million and net cash outflows from the change in operating assets and liabilities of $7.9 million. The non-cash charges primarily consisted of $50.0 million of stock-based compensation, $8.9 million of IPR&D considered to have no future alternative use, $9.4 million of losses from our equity method investments, $8.3 million of unrealized foreign exchange gains and $5.5 million of unrealized loss on other investments held at fair value and partially offset by $16.9 million of gain on investment dilution. The net cash outflows from the change in operating assets and liabilities were primarily due to a $9.4 million increase in prepaid expenses and a $1.7 million decrease in accounts payable, partially offset by a $3.3 million increase in accrued liabilities and $0.1 million increase in deferred revenue.

Net cash used in operating activities was $14.6 million in the nine months ended September 30, 2020, which consisted of a net loss of $84.3 million, adjusted by non-cash adjustments of $69.3 million and net cash inflows from the change in operating assets and liabilities of $0.4 million. The non-cash charges primarily consisted of $19.9 million of unrealized gains on other investments associated with COMPASS, $0.7 million related to the change in the fair value of short term note receivable with a related party, offset by $73.7 million of losses from investments in equity method investees, $14.0 million related to the change in the fair value of convertible promissory notes, $2.2 million of stock-based compensation expense, and $0.1 million of IPR&D considered to have no future alternative use. The net cash inflows from the change in operating assets and liabilities were primarily due to a $1.5 million increase in accounts payable and accrued liabilities, offset by a $1.1 million increase in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $32.6 million for the nine months ended September 30, 2021, primarily driven by additional investments of $23.7 million in our other investments, $5.4 million additional investments into equity-method investees, $2.6 million of loans to related parties, $0.7 million of capitalized internal-use software development costs, $0.1 million of purchases of property and equipment, and $0.3 million of purchase of other assets.

Net cash used in investing activities was $24.4 million in the nine months ended September 30, 2020, primarily driven by additional investments of $23.2 million in our other investments and $1.2 million of long term notes receivable additional investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $408.1 million for the nine months ended September 30, 2021, primarily due to $409.9 million of net proceeds from the issuance of our common stock, $6.1 million of proceeds from conversion of convertible notes to common stock, $2.4 million of proceeds from our sale of Innoplexus AG investments treated as a secured financing, and $1.6 million of proceeds from the issuance of convertible promissory notes. The net cash influx was offset by $12.4 million paid for common stock issuance costs.

Net cash provided by financing activities was $31.1 million in the nine months ended September 30, 2020, primarily due to $31.1 million from the issuance of convertible promissory notes.

Indebtedness

Convertible Notes

Between November 2018 and September 2021, we issued an aggregate of $34.3 million of convertible notes.

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. In September 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.1 million or $6.0 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 4,838,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. As of September 30, 2021 an aggregate principal amount of $0.8 million remaining outstanding under the 2018 Convertible Notes.

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

Promissory Note

In December 2019, we executed a promissory note payable to DemeRx IB whereby we agreed, under a contribution agreement and a Series A Preferred Stock Purchase Agreement, or the DemeRx IB SPA, to make aggregate payments to DemeRx IB of up to $17.0 million upon the achievement of specified clinical and regulatory milestones. As of September 30, 2021, we had made aggregate payments of $10.0 million pursuant to the DemeRx IB SPA.

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

In January 2021, pursuant to the Perception Note Purchase Agreement, Perception issued an aggregate principal amount of $0.8 million to other investors, including related parties, as part of its first tranche funding. Pursuant to the Perception Note Purchase Agreement, an additional $5.0 million under the second tranche funding was issued in May 2021. In June 2021, Perception received proceeds of $20.0 million pursuant to the licensing and collaboration arrangement between Perception and Otsuka Pharmaceutical Co., LTD. Upon receipt of the proceeds, the convertible promissory notes automatically converted into 6,456,595 shares of Series A preferred stock of Perception pursuant to their original terms.

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

In addition, under various licensing and related agreements to which we are a party, we are obligated to pay annual license maintenance fees and may be required to make milestone payments and to pay royalties and other amounts to third parties. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales, and the amount, timing and likelihood of such payments are not known. Such contingent payment obligations are described below. For additional information regarding our license agreements described below, see Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of September 30, 2021, we had made aggregate payments of $15.5 million pursuant to the GABA PSPA, $1.8 million pursuant to the GABA Omnibus Amendment Agreement and $0.6 million pursuant to the Amendment Agreement.

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

As of September 30, 2021, we had made aggregate payments of $3.7 million pursuant to this agreement.

Kures Preferred Stock Purchase Agreement

We entered into the Preferred Stock Purchase Agreement, or the Kures PSPA, in August 2019 with Kures, where we purchased shares of Series A-1 preferred stock of Kures for an aggregate purchase price of $3.5 million. The Kures PSPA provided us with control of Kures’ board of directors, resulting in us having unilateral rights to control all decisions related to the significant activities of Kures. In connection with the Kures PSPA, we are required to purchase up to approximately $5.5 million of Series A-2 preferred stock upon the achievement of specified clinical milestones. The Kures PSPA also contains a call option, such that we have the right, but not the obligation, to purchase up to a certain number of shares of Series B preferred stock upon the achievement of specified clinical milestones. As of September 30, 2021, we have not exercised our option to purchase any shares of Series B preferred stock of Kures.

As of September 30, 2021, we had made aggregate payments of $3.5 million pursuant to the Kures PSPA.

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

As of September 30, 2021, we had made aggregate payments of $4.0 million pursuant to the Perception SPA and $10.5 million pursuant to the Perception PSPA.

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

As of September 30, 2021, we had made aggregate payments of $1.0 million pursuant to the DemeRx NB PSPA.

DemeRx IB Preferred Stock Purchase Agreement

In December 2019, we entered into the DemeRx IB SPA, pursuant to which we purchased shares of Series A Preferred Stock of DemeRx IB in exchange for an initial payment of $5.0 million in cash and a promissory note issued by us payable to DemeRx IB. Under the promissory note, we agreed to make aggregate payments to DemeRx IB of up to $17.0 million upon the achievement of specified clinical and regulatory milestones. As of September 30, 2021, we had made aggregate payments of $0 million pursuant to the DemeRx IB SPA.

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

In September 2021, pursuant to the Recognify PSPA, we purchased additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $0.3 million.

As of September 30, 2021, we had made aggregate payments of $2.8 million pursuant to the Recognify PSPA.

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

In September 2021, we executed an amendment to the license agreement between ATAI and EntheogeniX, in which we agreed to purchase 500,000 shares of Class A common stock for an aggregate purchase price of $0.5 million. As a result of anti-dilution protection available to Cyclica, our ownership in EntheogeniX did not change due to the Class A common stock purchase

PsyProtix Purchase Agreement

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

Psyber Purchase Agreement

In February 2021, pursuant to a Series A Preferred Stock Purchase Agreement, or the Psyber Purchase Agreement, we acquired shares of Psyber’s Series A preferred stock in exchange for an initial payment of $0.2 million in cash. In addition, pursuant to the Psyber Purchase Agreement, we agreed to make aggregate payments to Psyber of up to $1.8 million upon the achievement of specified clinical milestones to complete the purchase of the shares and provide additional funding to Psyber. In July 2021, we purchased additional Series A preferred shares from Psyber for an aggregate cost of $0.7 million upon the achievement of specified clinical milestones.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K. While we have investments classified as VIEs, their purpose is not to provide off-balance sheet financing.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2021, we had cash and cash equivalents of $430.3 million. We generally hold our cash in interest-bearing demand deposit accounts. Due to the nature of our cash, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

As of September 30, 2021, we had $0.8 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, an immediate 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of September 30, 2021, the carrying amount of our short and long-term notes receivables was an aggregate amount of $4.7 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, an immediate 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business, resulting in unrealized foreign exchange gains or losses. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our consolidated financial statements, but could result in significant unrealized foreign exchange gains or losses for any given period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at reasonable assurance level as of September 30, 2021 as a result of the material weaknesses described in our Prospectus and below.

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

Management’s Remediation Efforts

As disclosed in our Prospectus, we have identified and begun to implement several steps, as further described below, designed to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses, and our remediation plan may not prove to be successful. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. As of September 30, 2021, the material weaknesses had not been remediated.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation pursuant to during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 "Commitments and Contingencies" to our condensed consolidated financial statements in Item 1, Part I of this Quarterly Report for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.

Item lA. Risk Factors

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled "Risk Factors" in our Prospectus. There have been no material changes to the risk factors described in the Prospectus. If any of the risk factors described in the Prospectus actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common shares could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From August through October 2021, we entered into notes conversion agreements with certain noteholders, pursuant to which holders of an aggregate principal amount of €342,386, or $392,515, of 2018 Convertible Notes of ATAI Life Sciences AG converted their notes into shares of ATAI Life Sciences AG for an aggregate payment of €5.8 million, or $6.8 million. Pursuant to the notes conversion agreements, concurrent with the conversion of the notes into ATAI Life Sciences AG shares, those shares were exchanged for 5,478,176 common shares in ATAI Life Sciences N.V. through a transfer and sale arrangement. ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V. The transactions were accounted for as equity transactions that resulted in no gain or loss recognition. The notes conversion agreements and the common shares of ATAI Life Sciences N.V. issued in connection therewith were offered and sold in transactions that were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On June 22, 2021, we completed our initial public offering and issued and sold 17,250,000 of our common shares (including 2,250,000 common shares in connection with the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $15.00 per share.

As of September 30, 2021, net proceeds of approximately $231.6 million from our initial public offering have been invested in a variety of capital preservation investments, including term deposits, and short-term, investment-grade and interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated June 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, relating to our Registration Statements on Form S-1 (File No. 333-255383).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	10-Q	001-40493	3.1	8/16/2021

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

4.1	Form of Share Issue Deed	S-1/A	333- 255383	3.4	6/11/2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: November 15, 2021	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Greg Weaver
Greg Weaver
Chief Financial Officer and Managing Director (Principal Financial Officer and Principal Accounting Officer)