Form 10-Q
period 2022-03-31
ATAI Life Sciences N.V.
filed 2022-05-16
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2022, the registrant had 160,732,785 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, the success, cost and timing of development of our product candidates, including the progress of preclinical and clinical trials and related milestones, the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue, the timing of and our ability to obtain and maintain regulatory approvals, our business strategy and plans, potential acquisitions, and the plans and objectives of management for future operations and capital expenditures, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; we will require substantial additional funding to achieve our business goals, and if we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts; our limited operating history may make it difficult to evaluate the success of our business and to assess our future viability; we have never generated revenue and may never be profitable; our product candidates contain controlled substances, the use of which may generate public controversy; clinical and preclinical development is uncertain, and our preclinical programs may experience delays or may never advance to clinical trials; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those clinical trials, including progress and related milestones, may be impacted by several factors including the failure by such third parties to meet deadlines for the completion of such trials, research, or testing, changes to trial sites and other circumstances; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidate, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others; we face significant competition in an environment of rapid technological and scientific change; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; a change in our effective place of management may increase our aggregate tax burden; we identified material weaknesses in connection with our internal control over financial reporting; and a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results. Other important factors include the risks, uncertainties, and assumptions described under “Risk Factors" in our Form 10-K for the year ended December 31, 2021 (the "Form 10-K"), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and elsewhere in our filings with the Securities and Exchange Commission (“SEC”).

Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$123,975	$362,266
Debt securities carried at fair value	210,939	—
Prepaid expenses and other current assets	12,985	11,903
Short term notes receivable	887	913
Total current assets	348,786	375,082
Property and equipment, net	178	149
Equity method investments	9,749	16,131
Other investments	10,587	11,628
Long term notes receivable - related parties	6,928	3,835
Other assets	7,504	7,341
Total assets	$383,732	$414,166
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,612	6,004
Accrued liabilities	18,252	14,829
Current portion of contingent consideration liability - related parties	—	51
Other current liabilities	227	51
Total current liabilities	22,091	20,935
Non-current portion of contingent consideration liability - related parties	2,433	2,432
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	725	743
Other liabilities	4,126	4,097
Total liabilities	29,375	28,207
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at March 31, 2022 and December 31, 2021, respectively); 750,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 160,719,828 and 160,677,001 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	18,007	18,002
Additional paid-in capital	735,380	725,045
Accumulated other comprehensive income (loss)	(12,709)	(8,336)
Accumulated deficit	(394,672)	(357,803)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	346,006	376,908
Noncontrolling interests	8,351	9,051
Total stockholders’ equity	354,357	385,959
Total liabilities and stockholders’ equity	$383,732	$414,166

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
License revenue	$—	$19,880
Operating expenses:
Research and development	15,460	5,585
Acquisition of in-process research and development	—	972
General and administrative	17,982	9,273
Total operating expenses	33,442	15,830
Income (loss) from operations	(33,442)	4,050
Other income (expense), net:
Interest income	98	37
Change in fair value of contingent consideration liability - related parties	—	251
Change in fair value of derivative liability	—	41
Change in fair value of debt securities carried at fair value	(740)	—
Foreign exchange gain (loss), net	2,163	1,491
Other income (expense), net	—	(117)
Total other income (expense), net	1,521	1,703
Net income (loss) before income taxes	(31,921)	5,753
Provision for income taxes	(41)	(6)
Losses from investments in equity method investees, net of tax	(5,596)	(1,703)
Net income (loss)	(37,558)	4,044
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(689)	3,356
Net income (loss) attributable to ATAI Life Sciences N.V. stockholders	$(36,869)	$688
Net income (loss) per share attributable to ATAI Life Sciences N.V. stockholders — basic	$(0.24)	$0.01
Net income (loss) per share attributable to ATAI Life Sciences N.V. stockholders — diluted	$(0.24)	$0.01
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic	153,529,268	119,258,529
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — diluted	153,529,268	121,374,430

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(37,558)	$4,044
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(4,373)	(3,842)
Comprehensive income (loss)	$(41,931)	$202
Comprehensive income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(689)	3,356
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(11)	(184)
Comprehensive income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(700)	3,172
Comprehensive income (loss) attributable to ATAI Life Sciences N.V. stockholders	$(41,231)	$(2,970)

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

(unaudited)

				Accumulated		Total
				Other		Stockholders’
			Additional	Comprehensive		Equity Attributable to		Total
	Common Stock		Paid-In	Income	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2021	160,677,001	$18,002	$725,045	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Issuance of shares upon exercise of stock options	42,827	5	127	—	—	132	—	132
Stock-based compensation expense	—	—	10,208	—	—	10,208	—	10,208
Foreign currency translation adjustment, net of tax	—	—	—	(4,373)	—	(4,373)	(11)	(4,384)
Net income (loss)	—	—	—	—	(36,869)	(36,869)	(689)	(37,558)
Balances at March 31, 2022	160,719,828	$18,007	$735,380	$(12,709)	$(394,672)	$346,006	$8,351	$354,357

					Accumulated		Total
					Other		Stockholders’
			Additional	Share	Comprehensive		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Income	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	(Loss)	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2020	114,735,712	$13,372	$261,626	$—	$5,819	$(189,995)	$90,822	$4,546	$95,368
Issuance of common shares, net of issuance costs of $4.9 million	15,552,688	1,881	162,497	(140,868)	—	—	23,510	—	23,510
Issuance of common shares under the Hurdle Share Option Plan (see Note 12)	7,281,376	—	—	—	—	—	—	—	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	885	885
Stock-based compensation expense	—	—	212	—	—	—	212	—	212
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,842)	—	(3,842)	(184)	(4,026)
Net income	—	—	—	—	—	688	688	3,356	4,044
Balances as of March 31, 2021	137,569,776	$15,253	$424,335	$(140,868)	$1,977	$(189,307)	$111,390	$8,603	$119,993

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(37,558)	$4,044
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	60	6
Amortization of debt discount	—	97
Change in fair value of contingent consideration liability—related parties	—	(251)
Change in fair value of debt securities carried at fair value	740	—
Change in fair value of derivative liability	—	(41)
Losses from investments in equity method investees	5,596	1,703
In-process research and development expense	—	972
Stock-based compensation expense	10,208	212
Unrealized foreign exchange gains	(1,519)	—
Other	(60)	20
Changes in operating assets and liabilities:
Unbilled receivable	—	(20,000)
Prepaid expenses and other current assets	(1,289)	(1,813)
Accounts payable	(1,886)	3,811
Accrued liabilities	1,722	(5,404)
Deferred revenue	—	120
Net cash used in operating activities	(23,986)	(16,524)
Cash flows from investing activities
Purchases of property and equipment	(56)	(175)
Cash paid for debt securities carried at fair value	(211,680)	—
Cash acquired in asset acquisitions, net	—	10
Cash paid for equity method investments	—	(468)
Cash paid for other investments	—	(762)
Purchases of short-term notes receivable	—	(2,035)
Purchases of long term notes receivable—related party	—	(100)
Loans to related parties	(3,000)	—
Other	—	(191)
Net cash used in investing activities	(214,736)	(3,721)
Cash flows from financing activities
Proceeds from issuance of common stock	—	28,370
Cash paid for deferred offering costs	—	(801)
Proceeds from issuance of share option awards	—	534
Proceeds from issuance of shares upon exercise of stock options	132	—
Proceeds from secured borrowing liability	—	2,417
Cash paid for tax withholdings related to stock options exercise	—	(777)
Proceeds from issuance of convertible promissory notes	—	756
Net cash provided by financing activities	132	30,499
Effect of foreign exchange rate changes on cash	299	(3,131)
Net increase (decrease) in cash and cash equivalents	(238,291)	7,123
Cash and cash equivalents – beginning of the period	362,266	97,246
Cash and cash equivalents – end of the period	$123,975	$104,369
Supplemental disclosures of non-cash investing and financing information:
Common stock issuance costs in accounts payable	$—	$89
Common stock issuance costs in accrued liabilities	$—	$4,771
Deferred offering costs in accounts payable	$—	$69
Deferred offering costs in accrued liabilities	$—	$1,774
Fair value of noncontrolling interests issued in connection with asset acquisitions	$—	$885
Issuance of derivative instrument related to convertible promissory notes	$—	$304
Right of use asset obtained in exchange for operating lease liabilities	$245	$—
Share subscriptions receivable	$—	$140,868

See accompanying notes to the unaudited condensed consolidated financial statements.

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

On June 22, 2021, atai closed the IPO of its common shares on the Nasdaq Stock Market ("Nasdaq"). As part of the IPO, the Company issued and sold 17,250,000 shares of its common shares, which included 2,250,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The Company received net proceeds of approximately $231.6 million from the IPO, after deducting underwriters’ discounts and commissions of $18.1 million and offering costs of $9.0 million.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has continued to present global public health and economic challenges during the three months ended March 31, 2022. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, the Company has not experienced material financial impacts on its business and operations as a result. The Company continues to monitor the impact of the COVID-19 pandemic on its employees and business and has undertaken business continuity measures to mitigate potential disruption to its operations.

The future impact of COVID-19 on the Company’s business and operations, including its research and development programs and related clinical trials, will largely depend on future developments, which are highly uncertain, such as the duration of the pandemic, the spread of the disease and variants thereof, the availability and effectiveness of vaccines and related roll-out efforts, breakthrough infections among the vaccinated, vaccine hesitancy, the implementation of vaccine mandates, travel restrictions, social distancing and related government actions around the world, business closures or business disruptions and the ultimate impact of COVID-19 on financial markets and the global economy. For a discussion of the risks to the Company's business from COVID-19, refer to the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2022, the Company had cash and cash equivalents of $124.0 million, short-term debt securities of $210.9 million and its accumulated deficit was $394.7 million. The Company has historically financed its operations through the sale of equity securities, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term debt securities as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the condensed consolidated financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and follow the requirements of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.

The Company's condensed consolidated financial statements include the accounts of the Company and the accounts of the Company's subsidiaries. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). All intercompany transactions and accounts have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Significant Accounting Policies

During the three months ended March 31, 2022, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 except as described below.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of the Company’s investment in Intelgenx Technologies Corp. (“IntelGenx”), warrant liability with Neuronasal Inc., contingent consideration liability—related parties, derivative liability associated with the Perception convertible promissory notes, in-process research and development assets (“IPRD”), redeemable noncontrolling interests and noncontrolling interests recognized in acquisitions, the valuations of common shares prior to IPO and share-based awards, and accruals for research and development costs.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds.

Investment Securities Portfolio

The following table sets forth the fair value of our available-for-sale debt securities portfolio at the dates indicated:

	Fair Value
	March 31, 2022	December 31, 2021
Money Market Funds	$37,377	$—
U.S. Treasuries	68,482	—
Commercial Paper	75,389	—
Corporate Notes/Bonds	64,103	—
U.S. Government Agencies	2,965	—
	$248,316	$—

In January 2022, the Company invested in a certain investment portfolio, which is comprised of Money Market Funds, U.S. Treasury securities, Commercial Paper, Corporate Notes/Bonds, and U.S. government agencies securities. The Company classified securities in the investment portfolio as available-for-sale debt securities. Furthermore, the Company elected the fair value option for the available-for-sale debt securities in the investment portfolio (see Note 7). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument-by-instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of investments on the Consolidated Statements of Operations and the amortized cost of investments approximates their fair value.

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

The Company’s contingent consideration liability—related parties, derivative liability associated with the Perception convertible promissory notes, IntelGenx Initial Warrants and IntelGenx Additional Units Warrant, and warrant liability with Neuronasal Inc. are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (See Note 7). The IntelGenx common stock and investment in debt securities is carried at fair value, determined according to Level 2 inputs in the fair value hierarchy above. The carrying amount reflected in the accompanying consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties issued in 2018 and 2020 (collectively, the “2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common shares into which the notes are to be converted. As of March 31, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.7 million and $45.7 million, respectively. As of December 31, 2021, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.8 million and $69.7 million, respectively. Subsequent to the IPO, several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into the Company's common shares. See Note 10 for additional discussion.

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

Furthermore, as noted above the Company also elected the fair value option for their investment portfolio.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of Topic 842 requires lessees to recognize on the consolidated balance sheets a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. The lease liability is measured at the present value of the unpaid lease payments and the right-of-use asset is derived from the calculation of the lease liability. Topic 842 also requires lessees to disclose key information about leasing arrangements. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company beginning after December 15, 2021.

The Company adopted the new standard on January 1, 2022 using the modified transition approach as of the effective date.

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permitted it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. As a result, the Company has continued to account for existing leases - i.e. leases for which the commencement date is before January 1, 2022 - in accordance with Topic 840 throughout the entire lease term, including periods after the effective date, with the exception that the Company applied the new balance sheet recognition guidance for operating leases and applied Topic 842 for remeasurements and modifications after the Transition Date. The Company also elected the hindsight expedient in determining the lease term and assessing impairment of right-of-use assets when transitioning to ASC 842. As a result, the Company evaluated the lease term for its existing leases as of the transition date, January 1, 2022.

The most significant impact of the adoption of Topic 842 on the Company’s condensed consolidated financial statements was the recognition of a $0.2 million operating lease right-of-use asset, a $0.1 million current operating lease liability, and a $0.1 million long-term operating lease liability on the Company’s condensed consolidated balance sheet related to its existing facility operating lease. The Company did not have a deferred rent liability recorded in connection with its existing facility operating lease. There was no material impact to the Company’s condensed consolidated balance sheet, statement of operations, and no cumulative-effect adjustment to accumulated deficit. The Company recorded an immaterial amount of general and administrative expense in its consolidated statement of operations related to lease expense, including short-term lease expense during the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred. The new model is applicable to most financial assets and certain other instruments that are not measured at fair value through net income. In November 2019, the FASB issued ASU 2019-10, which delays adoption for "smaller reporting companies" as defined under the rules promulgated under the Exchange Act. Although, as of December 31, 2021, the Company was no longer a smaller reporting company, the Company qualified as a smaller reporting company at the time of its initial public offering and, as such, in accordance with ASU 2019-10, the effective date for adoption by the Company will begin after December 31, 2022. The Company does not expect that the adoption of this new standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

Immediately following the closing of the PsyProtix Purchase Agreement, PsyProtix loaned $0.1 million to Chymia in exchange for a duly executed promissory note (the “Chymia Note”). The Chymia Note shall accrue interest at a 5% rate per annum until payment in full. The aggregate principal amount of $0.1 million, together with all accrued and unpaid interest and all other amounts payable are due to be paid on the date that is the earlier of (i) five years from the promissory note agreement date or (ii) the occurrence of a liquidation event or a deemed liquidation event (as defined in the PsyProtix’s certificate of incorporation). As of March 31, 2022, the Chymia Note was $0.1 million and included as a component of long-term notes receivable—related parties on the consolidated balance sheets.

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

In October 2021, pursuant to the Board consent letter and the PsyProtix Purchase Agreement discussed above, the Company released a payment in the amount of $0.5 million upon the achievement of specified clinical milestones. Accordingly, 500,000 shares of Series A Preferred Stock were released from the escrow account to the Company. The Company's equity ownership interest in PsyProtix remained unchanged as the PsyProtix Escrow Shares were already deemed issued, outstanding and legally owned by atai.

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

The Psyber Purchase Agreement provided the Company unilateral rights to control all decisions related to the significant activities of Psyber. The Company concluded that Psyber was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in Psyber as an initial consolidation of a VIE that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a de minimis gain for the three months ended March 31, 2021. The gain was calculated as the sum of the consideration paid of $0.2 million, less the fair value of identifiable net assets acquired of $0.2 million.

In July 2021, pursuant to the Psyber Purchase Agreement discussed above, the Company released a payment in the amount of $0.7 million upon the achievement of specified clinical milestones. Accordingly, 2,437,500 shares of Series A Preferred Stock were released from the escrow account to the Company. The Company's equity ownership interest in Psyber remained unchanged as the Psyber Escrow Shares were already deemed issued, outstanding and legally owned by the Company.

InnarisBio, Inc.

In February 2021, the Company jointly formed InnarisBio with UniQuest Pty Ltd (“UniQuest”) for the purpose of adding a solgel-based direct-to-brain intranasal drug delivery technology to the Company’s platform. In March 2021, pursuant to a Series A Preferred Stock Purchase Agreement (the “InnarisBio Purchase Agreement”), the Company acquired shares of InnarisBio’s Series A preferred stock in exchange for an initial payment of $1.1 million in cash. In addition, pursuant to the InnarisBio Purchase Agreement, the Company agreed to make aggregate payments to InnarisBio of up to $3.9 million upon the achievement of specified clinical milestones to complete the purchase of the shares and provide additional funding to InnarisBio. The InnarisBio Purchase Agreement resulted in the Company holding an 82.0% voting interest and UniQuest holding a 18.0% voting interest in InnarisBio. In connection with the Company’s agreement for additional funding, InnarisBio issued the corresponding shares of Series A preferred stock to the Company provided that the shares are held in an escrow account (the “InnarisBio Escrow Shares”). The InnarisBio Escrow Shares will be released, from time to time, to the Company upon InnarisBio achieving certain milestones as defined in the InnarisBio Purchase Agreement with cash payments to be made by the Company. In addition, the Company has the right, but not the obligation, to make payment for the InnarisBio Escrow Shares at any time, regardless of the achievement of any milestones. The InnarisBio Escrow Shares have voting and all other rights until an event of default occurs where the Company fails to make a payment within 10 days following the written notice of the achievement of the relevant milestone. In the event of default, InnarisBio shall automatically repurchase a pro rata portion of the Escrow Shares from atai (“Repurchase Event”) for a purchase price per share equal to the par value of such Escrow Shares. Upon the Repurchase Event, the Escrow Shares are released from escrow to InnarisBio and thereafter cancelled. The Repurchase Event is the sole remedy upon atai’s failure to make the payment for the milestone shares.

The InnarisBio Purchase Agreement provided the Company unilateral rights to control all decisions related to the significant activities of InnarisBio. The Company concluded that InnarisBio was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in InnarisBio as an initial consolidation of a VIE that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a de minimis loss on consolidation for the three months ended March 31, 2021. The loss was calculated as the sum of the consideration paid of $1.1 million, the fair value of the noncontrolling interest issued of $0.9 million, less the fair value of identifiable net assets acquired of $2.0 million. The fair value of the contingent milestone payments of $0.1 million was included in the total purchase consideration for the noncontrolling interest and recognized as a liability by InnarisBio at the date of acquisition. The fair value of the IPR&D acquired of $1.0 million was reflected as acquired in-process research and development expense on the consolidated statements of operations for the three months ended March 31, 2021 as it had no alternative future use at the time of the acquisition.

In November 2021, pursuant to the InnarisBio Purchase Agreement discussed above, the Company released a payment in the amount of $1.2 million upon the achievement of specified clinical milestones. Accordingly, 1,238,000 shares of Series A Preferred Stock were released from the escrow account to the Company. The Company's equity ownership interest in InnarisBio remained unchanged as the InnarisBio Escrow Shares were already deemed issued, outstanding and legally owned by the Company.

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

TryptageniX, Inc.

TryptageniX, Inc. ("TryptageniX"), a Delaware corporation, was incorporated by CB Therapeutics, Inc. (“CBT”) on November 17, 2021, for the purpose of developing and commercializing Intellectual Property (“IP”) and to develop innovative biosynthetic methods to manufacture bioidentical, clinically relevant compounds, including psychoactive compounds which are highly difficult to produce sustainability through traditional methods. TryptageniX will generate New Chemical Entities (“NCE"). In December 2021, pursuant to the Stock Purchase Agreement ("TryptageniX-ATAI Stock Purchase Agreement"), atai acquired Class A Common Stock in exchange for $2.0 million and received a certificate representing additional Class A Common Stock to be held in escrow ("Escrow Shares") by TryptageniX to be released upon achievement of specified clinical milestones and corresponding milestone payments. The TryptageniX-ATAI Stock Purchase Agreement resulted in the Company holding a 65% equity ownership interest and CBT holding a 35% equity ownership interest in TryptageniX. The Escrow Shares will be released, from time to time, to the Company upon TryptageniX achieving certain milestones as defined in the TryptageniX Purchase Agreement with cash payments to be made by the Company. Notwithstanding anything to the contrary, atai shall be the owner of the Escrow Shares and has the right, but not the obligation, to make payment for the Escrow Shares at any time, regardless of the achievement of any milestones. The Escrow Shares have voting and all other rights until an event of default occurs where the Company fails to make a payment within 10 days following the written notice of the achievement of the relevant milestone. In the event of default, TryptageniX shall automatically repurchase a pro rata portion of the Escrow Shares from atai (“Repurchase Event”) for a purchase price per share equal to the par value of such Escrow Shares. Upon the Repurchase Event, the Escrow Shares are released from escrow to TryptageniX and thereafter cancelled. The Repurchase Event is the sole remedy upon atai’s failure to make the payment for the milestone shares.

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

The TryptageniX-ATAI Stock Purchase Agreement provided the Company unilateral rights to control all decisions related to the significant activities of TryptageniX. The Company concluded that the acquired assets and activities of TryptageniX did not constitute a business based on its assessment under ASC 805 and accounted for the acquisition as an initial consolidation of a VIE that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company did not recognize a gain or a loss in connection with the consolidation of TryptageniX as the fair value of the consideration paid of $1.0 million was equivalent to the fair value of identifiable net assets acquired of $6.5 million, less the fair value of the noncontrolling interest issued of $3.9 million, fair value of the contingent consideration of $0.9 million, and fair value of liability for seller financing of $0.8 million. In December 2021, the Company elected to expense the entire fair value of the acquired IPR&D asset of $6.5 million as it had no alternative use at the acquisition date.

All acquisitions discussed above were considered as asset acquisitions and no goodwill was recognized upon consolidation.

4. Variable Interest Entities and a Voting Interest Entity

Consolidated VIEs

At each reporting period, the Company reassesses whether it remains the primary beneficiary for Variable Interest Entities (“VIEs”) consolidated under the VIE model.

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s condensed consolidated financial statements from the date of acquisition to March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of March 31, 2022	Relationship as of December 31, 2021	Date Control Obtained	Ownership % March 31, 2022	Ownership % December 31, 2021
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	58.9%	58.9%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	54.1%	54.1%
EntheogeniX Biosciences, Inc.	Controlled VIE	Controlled VIE	November 2019	80.0%	80.0%
DemeRx IB, Inc.	Controlled VIE	Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
InnarisBio, Inc.	Controlled VIE	Controlled VIE	March 2021	82.0%	82.0%
Neuronasal, Inc.	Controlled VIE	Controlled VIE	May 2021	56.5%	56.5%
TryptageniX Inc.	Controlled VIE	Controlled VIE	December 2021	65.0%	65.0%

As of March 31, 2022 and December 31, 2021, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

In February 2022, pursuant to the business plan as contemplated in the Stockholders Agreement and Subscription for Shares pursuant to the Contribution and Subscription Agreement, atai purchased additional shares of Class A common stock for an aggregate purchase price of $1.0 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to the Class A common stock purchase. As of March 31, 2022 and December 31, 2021, the Company owned 80% of the outstanding common stock of EntheogeniX.

The purchase of additional Class A common stock was deemed to be a reconsideration event. The Company determined that EntheogeniX is still considered a VIE subsequent to the additional Class A common stock purchase as EntheogeniX does not have sufficient equity at risk to carry out its principal activities without additional subordinated financial support.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of March 31, 2022 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	Neuronasal	TryptageniX
Assets:
Current assets:
Cash	$20,959	$706	$1,040	$7,863	$2,322	$368	$391	$1,215	$(5)	$2,000
Accounts receivable	64	—	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	1,130	100	—	120	—	98	—	410	195	—
Total current assets	22,153	806	1,040	7,983	2,322	466	391	1,625	190	2,000
Long term notes receivable	—	—	—	1,075	—	106	—	—	—	—
Other assets	—	—	—	—	—	—	137	—	—	—
Total assets	$22,153	$806	$1,040	$9,058	$2,322	$572	$528	$1,625	$190	$2,000
Liabilities:
Current liabilities:
Accounts payable	$431	$622	$206	$460	$191	$303	$50	$361	$361	$—
Accrued liabilities	1,926	616	11	331	140	80	16	12	762	199
Other current liabilities	12	—	—	—	—	—	—	—	38	—
Total current liabilities	2,369	1,238	217	791	331	383	66	373	1,161	199
Contingent consideration liability	1,490	—	—	—	—	—	—	93	—	850
Other non-current liabilities	—	—	—	—	—	—	—	—	336	820
Total liabilities	$3,859	$1,238	$217	$791	$331	$383	$66	$466	$1,497	$1,869

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all consolidated VIEs as of December 31, 2021 (in thousands):

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Recognify	Psyber	InnarisBio	Total
Balance as of December 31, 2021	$5,232	$3,819	$—	$—	$9,051
Net loss attributable to noncontrolling interests - preferred	(571)	(118)	—	—	(689)
Comprehensive loss attributable to noncontrolling interests	(11)	—	—	—	(11)
Balance as of March 31, 2022	$4,650	$3,701	$—	$—	$8,351

	Perception	Recognify	Psyber	InnarisBio	Total
Balance as of December 31, 2020	$—	$4,546	$—	$—	$4,546
Issuance of noncontrolling interests	—	—	8	877	885
Net income (loss) attributable to noncontrolling interests - common	1,755	—	(8)	(877)	870
Net income (loss) attributable to noncontrolling interests - preferred	2,608	(122)	—	—	2,486
Comprehensive loss attributable to noncontrolling interests	(184)	—	—	—	(184)
Balance as of March 31, 2021	$4,179	$4,424	$—	$—	$8,603

Redeemable Noncontrolling Interests

In connection with the consolidation of Kures, the Company recognized the shares of Kures common stock and Series A-1 preferred stock held by the founders of Kures as redeemable noncontrolling interests as they contain embedded put options that are exercisable by the founders following a successful completion of a future event (not probable as of the reporting date), which is not solely within the control of the Company.

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

The redeemable noncontrolling interests were initially measured at fair value upon issuance and are redeemable at fair value at the holder’s option upon the successful completion or occurrence of future events. As of March 31, 2022 and December 31, 2021, the Company did not adjust the carrying value of the redeemable noncontrolling interests based on their estimated redemption values since it was not probable that the events that would allow the shares to become redeemable would occur. Subsequent adjustments to increase or decrease the carrying values of the redeemable noncontrolling interests to their estimated redemption values will be made if and when it becomes probable that such events will occur.

As of March 31, 2022 and December 31, 2021, the balance of redeemable noncontrolling interests in temporary equity on the consolidated balance sheets was zero.

Non-consolidated VIEs and VOEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx Technologies Corp. ("IntelGenx") and determined that the investments are VIEs as of the date of the Company’s initial investment through March 31, 2022. The Company is not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation as of March 31, 2022 and December 31, 2021.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method or the measurement alternative included within ASC 321 (See Note 5). As of March 31, 2022, the Company’s maximum exposure for its non-consolidated VIEs was $10.6 million relating to the carrying values in other investments and other investments held at fair value and $6.9 million relating to the carrying value in long term notes receivable – related party. As of December 31, 2021, the Company’s maximum exposure for its non-consolidated VIEs was $11.6 million relating to the carrying values in its other investments and $3.8 million relating to the carrying value in short term notes receivable—related party.
5. Equity Method Investments and Other Investments

Equity Method Investments

As of March 31, 2022 and December 31, 2021, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of March 31, 2022			As of December 31, 2021
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc(2)	December 2018	22.5%		9,749	22.8%		16,131
GABA Therapeutics, Inc	November 2020	7.5%	(1)	—	7.5%	(1)	—
Total				$9,749			$16,131

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

Other Investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of March 31, 2022 and December 31, 2021, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
GABA Therapeutics, Inc.	$9,219	$10,260
DemeRx NB, Inc.	1,024	1,024
Juvenescence Limited	344	344
Total	$10,587	$11,628

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

During the three months ended March 31, 2022 and 2021 there were no observable changes in price recorded related to the Company’s Other Investments.

During the three months ended March 31, 2022 and 2021, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2022 and 2021 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction were reflected as a secured borrowing liability of $2.4 million as of March 31, 2022, which is included in Other liabilities in the Company’s consolidated balance sheet. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the rights for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of March 31, 2022.

The carrying value of the Company’s investment in Innoplexus was zero as of March 31, 2022 and December 31, 2021.

COMPASS Pathways plc

COMPASS Pathways plc is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018.

Equity Investment

Through a series of open market transactions between November 23, 2021 and December 7, 2021, the Company purchased an additional 1,490,111 of COMPASS ADS at an aggregate purchase price of $47.4 million. The additional shares acquired resulted in an increase in the Company’s ownership of COMPASS ADS to 22.8%. The Company applied the cost accumulation model and recorded its investment at cost. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in COMPASS exceeded the Company’s proportionate share of the underlying net assets in COMPASS. The Company concluded that the basis differences were primarily attributable to COMPASS’s IPR&D associated with COMP360, a psilocybin therapy, which recently completed its Phase IIb clinical trial. As the Company’s investment in COMPASS did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in COMP360 and the associated IPR&D, the basis differences were attributable to the IPR&D with no alternative future use, and were immediately expensed at the time of the additional investment. For the three months ended March 31, 2022, the Company recognized losses from investments in equity method investees, net of tax of $4.8 million in association with our equity pick-up in COMPASS, on the Company’s consolidated statements of operations. As of March 31, 2022, the Company owned 22.5% of COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $123.3 million as of March 31, 2022.

Upon the completion of the COMPASS IPO and through March 31, 2022, the Company is deemed to continue to have significant influence over COMPASS primarily through its ownership interest in COMPASS’ equity and representation on COMPASS board of directors. Accordingly, the Company’s investment in COMPASS’ common stock was accounted for in accordance with the equity method through March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company recognized its proportionate share of COMPASS’ net loss of $4.8 million and $0, respectively, as losses from investments in equity method investees, net of tax on the consolidated statements of operations. During the three months ended March 31, 2022, the Company’s proportionate share of COMPASS’ net loss was more than the Company’s proportionate share using the common stock ownership percentage described above because the aggregate net losses attributable to the Company’s investment in COMPASS common stock reduced the carrying amount to zero in the first quarter of 2020.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of March 31, 2022. Accordingly, GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock discussed below. During the three months ended March 31, 2022, the Company recognized its proportionate share of GABA’s net loss of $0.8 million as losses from investments in equity method investees, net of tax on the consolidated statements of operations.

Preferred Stock Investment

In August 2019, GABA and the Company entered into the Preferred Stock Purchase Agreement (the “GABA PSPA”), whereby GABA issued shares of its Series A preferred stock to the Company at a price of approximately $5.5 million. At closing, the Company had an overall ownership interest of over 20% in GABA and a noncontrolling representation on the board. On May 15, 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the Amended GABA PSPA”) under which the GABA PSPA was amended. Pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million. As of March 31, 2022 and December 31, 2021, the investment in GABA’s preferred stock was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321.

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

The Company has evaluated the contingent obligation (forward) and option and concluded that they both: (i) represent freestanding financial instruments as they are legally detachable and separately exercisable from the underlying shares; and (ii) are equity securities under ASC 321. The Company accounted for the contingent obligation based on the measurement alternative under ASC 321 which is included in Other Investments as of March 31, 2022 and December 31, 2021.

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

On March 10, 2021, upon the achievement of certain development milestones, the Company made another cash contribution of $0.5 million in exchange for 10.8% of the outstanding common stock of Neuronasal. The Company recorded its investment in Neuronasal common stock at the carrying cost basis of $0.5 million. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in Neuronasal exceeded the Company’s proportionate share of the underlying net assets in Neuronasal. The Company concluded that the basis differences were primarily attributable to Neuronasal’s IPR&D associated with Neuronasal’s novel intranasal formulation of NAC. As the Company’s investments in Neuronasal did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in NAC, the basis differences were attributable to the IPR&D with no alternative future use, and were immediately expensed on the dates of investments. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in Neuronasal and as a result, the March 2021 equity investment balance of $0.5 million was reduced to zero. For the three months ended March 31, 2021, the Company recognized losses from investments in equity method investees, net of tax of $0.5 million in association with the basis difference charge in the Company’s consolidated statements of operations.

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

Preferred Stock Investment

In December 2019, Neuronasal and the Company entered into the Neuronasal PSPA and the Neuronasal Secondary Sale Agreement, whereby Neuronasal issued shares of its Series A preferred stock to the Company at a price of approximately $0.5 million. At closing, the Company had a less than 20% of ownership interest in Neuronasal and a noncontrolling representation on the board. In October 2020, pursuant to the Neuronasal PSPA, the Company purchased additional Series A preferred shares at a price of approximately $0.8 million. The investment in Neuronasal preferred shares was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321 as of March 31, 2022 and December 31, 2021.

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

In accordance with the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of Series A preferred stock at a purchase price of up to $19.0 million with the same price per share as its initial investment. As of March 31, 2022, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB. The Company has evaluated the option and concluded that it: (i) represents a freestanding financial instrument as it is legally detachable and separately exercisable from the underlying shares; and (ii) is an equity security under ASC 321. The Company accounted for the option based on the measurement alternative under ASC 321, which is included in Other Investments as of March 31, 2022 and December 31, 2021.

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

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. For the three months ended March 31, 2022, the Company recorded $0.6 million of research & development expense in its consolidated statement of operations in relation to the IntelGenx projects described above.

The Company has significant influence over IntelGenx through ownership interest in IntelGenx’s equity and the Company’s noncontrolling representation on IntelGenx’s board of directors. The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and Additional Units Warrant, (collectively the “Warrants”) are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares and the Warrants as a component of other income (expense), net in the consolidated statement of operations. Since the carrying amount of investment was already reduced to zero during the three months ended December 31, 2021, during the three months ended March 31, 2022, the Company recognized a $0 mark-to-market ("MTM") loss in the consolidated statements of operations. The carrying value of the investment remained at zero as of March 31, 2022 and December 31, 2021, respectively.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	March 31, 2022
	Compass	GABA
Current assets	$266,552	$6,133
Non-current assets	5,545	—
Total assets	$272,097	$6,133

Current liabilities	$11,680	$475
Non-current liabilities	843	—
Total liabilities	$12,523	$475

	December 31, 2021
	Compass	GABA
Current assets	$295,300	$7,673
Non-current assets	5,598	—
Total assets	$300,898	$7,673

Current liabilities	$15,107	$199
Non-current liabilities	1,379	—
Total liabilities	$16,486	$199

Statements of operations

	Three Months Ended March 31, 2022
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(25,420)	$—	$(1,606)
Net loss	$(21,171)	$—	$(1,606)

	Three Months Ended March 31, 2021
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(13,602)	$(576)	$(659)
Net loss	$(12,715)	$(576)	$(659)

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

The Company recorded the Term Loans at cost which included the principal balance of the note and accrued interest, net of any payments received, in Long term notes receivables – related parties on its consolidated balance sheets. As of March 31, 2022, the Term Loans have an outstanding balance of $5.7 million. During the three months ended March 31, 2022, the recognized interest income associated with the Term Loans was immaterial.

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

The Company recorded the DemeRx Note at cost which included the principal balance of the note and accrued interest, net of any payments received, on its consolidated balance sheets. As of March 31, 2022, and 2021, respectively, the DemeRx Note had an outstanding balance of $1.1 million. For the three months ended March 31, 2022 and 2021, respectively, the Company recognized an immaterial amount of interest income associated with the DemeRx note as a component of Other Income in the consolidated statements of operations.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$123,975	$—	$—	$123,975
Investment in debt securities at fair value:
U.S. Treasuries	—	68,482	—	68,482
Commercial Paper	—	75,389	—	75,389
Corporate Notes/Bonds	—	64,103	—	64,103
U.S. Government Agencies	—	2,965	—	2,965
Other investment at fair value	—	—	—	—
	$123,975	$210,939	$—	$334,914
Liabilities:
Contingent consideration liability - related parties	$—	$—	2,433	$2,433
Warrant Liability	—	—	336	336
	$—	$—	$2,769	$2,769

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$271,856	$—	$—	$271,856
Investment in debt securities at fair value:
U.S. Treasuries	—	—	—	—
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	—	—	—
U.S. Government Agencies	—	—	—	—
Other investment at fair value	—	—	—	—
	$271,856	$—	$—	$271,856
Liabilities:
Contingent consideration liability - related parties	$—	$—	$2,483	$2,483
Warrant liability	—	—	336	336
	$—	$—	$2,819	$2,819

During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 or Level 3.

Investment Securities Portfolio - Fair Value Option

The Company elected the fair value option for the debt securities in the investment portfolio. The fair value is based on quoted market prices, when available. When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets. The cash and cash equivalents held by the Company are categorized as Level 1 investments as quoted market prices are readily available for these investments. All other investments in the investment portfolio are categorized as Level 2 investments as inputs utilized to fair value these securities are either directly or indirectly observable, such as quoted prices for identical or similar assets.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

The unrealized gains and losses on the available-for-sale debt securities, represented by change in the fair value of the investment portfolio, is reported in the earnings. Since the investment in the available-for-sale debt securities are already measured at fair value, no separate credit losses would be recorded in the financials.

Contingent Consideration Liability—Related Parties—Perception, Innaris Bio, and TryptageniX

The contingent consideration liability—related parties in the table above relates to milestone and royalty payments in connection with the acquisition of Perception, InnarisBio and TryptageniX. The fair value of the contingent consideration liability—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

• the probability and timing of achieving the specified milestones and royalties as of each valuation date,

• the probability of executing the license agreement,

• the expected first year of revenue, and

• market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of March 31, 2022 and December 31, 2021, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $1.5 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		March 31, 2022	December 31, 2021

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	12.2%	11.4%
	Probability of the milestone	51.9%	51.9%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	20.6% - 20.8%	19.2% - 20.1%
	Discount rate for royalties on milestones	12.1% - 12.2%	10.9% - 11.8%
	Probability of success rate	26.5% to 51.9%	26.5% to 100.0%

The fair value of the contingent liability for TryptageniX was estimated to be $0.9 million as of March 31, 2022. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development. The Company determined that the change in fair value from December 31, 2021 to March 31, 2022 was not material.

Warrant Liability

The warrant liability in the table above relates to issued and outstanding warrants to purchase shares of Neuronasal’s common stock acquired in connection with the acquisition of Neuronasal. The warrants were classified within other liabilities in the accompanying consolidated balance sheet as the underlying common stock was determined to be contingently, but not currently, redeemable. The warrant liability was recorded at fair value utilizing the Black-Scholes option pricing model. As summarized below, certain key inputs in connection with the Black-Scholes option pricing model represent Level 3 measurements within the fair value hierarchy. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The Company adjusted the carrying value of the warrant to its estimated fair value at each reporting date, with any related increase or decrease in the fair value recorded as a component of other income (expense), net in the condensed consolidated statement of operations.

The fair value of the warrant liability was estimated to be $0.3 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the warrant lability as of March 31, 2022:

March 31, 2022
Stock Price	$48.13
Expected Volatility	105%

The following table summarizes significant unobservable inputs that are included in the valuation of the warrant lability as of December 31, 2021:

December 31, 2021
Stock Price	$50.56
Expected Volatility	100%

IntelGenx Common Stock, Initial Warrants and Additional Units Warrant

The Company’s investment in IntelGenx consists of Common Shares, Initial Warrants and Additional Units Warrant (collectively the “Warrants”). The Company determined that the Warrants do not meet the definition of derivative instrument per ASC 815. The Company has classified the Common Shares as Level 2 assets and the Warrants as Level 3 assets in the fair value hierarchy. The Company determined that the initial aggregate fair value was equal to the transaction price and recorded the Common Shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Units Warrant at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Warrants are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as a component of other income (expense), net in the condensed consolidated statement of operations.

The fair value of Common Shares is estimated by applying a discount for lack of marketability (DLOM) of 5.0% as of December 31, 2021 and March 31, 2022. The Company estimated a DLOM in connection with the valuation of the Common Shares at initial recognition and as of March 31, 2022 to reflect the restrictions associated with the Common Shares. As of March 31, 2022 the only restriction that remains is the unregistered nature of the Common Shares. The fair value of Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of March 31, 2022 and December 31, 2021, respectively.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of March 31, 2022:

March 31, 2022
Value of Underlying	$0.26
Expected Volatility	110%

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of December 31, 2021:

December 31, 2021
Value of Underlying	$0.34
Expected Volatility	105%

The fair value of the Additional Units is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the Additional Unit is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Units is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Units, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of March 31, 2022:

March 31, 2022
Value of Underlying	0.26
Expected Volatility	110%

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of December 31, 2021:

December 31, 2021
Value of Underlying	0.34
Expected Volatility	105%

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Contingent Consideration Liability - Related Parties	Warrant Liability
Balance as of December 31, 2021	$2,483	$336
Initial fair value of instrument	—	—
Change in fair value	—	—
Extinguishment of liability	(50)	—
Balance as of March 31, 2022	$2,433	$336

	Contingent Consideration Liability - Related Parties	Derivative Liability
Balance as of December 31, 2020	$1,705	$214
Initial fair value of instrument	101	304
Change in fair value	(251)	(41)
Balance as of March 31, 2021	$1,555	$477

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development related expenses	$3,960	$2,692
Research and development tax credit	233	742
Sales tax receivables	5,977	4,664
Prepaid insurance	1,426	3,049
Other	1,389	756
Total	$12,985	$11,903

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued accounting, legal, and other professional fees	$4,240	$2,667
Taxes payable	7,781	8,137
Accrued external research and development expenses	4,703	861
Accrued payroll	1,108	2,832
Accrued advisory fees	78	169
Other liabilities	342	163
Total	$18,252	$14,829

10. Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Convertible notes issued in November 2018	$117	$125
Convertible notes issued in October 2020	608	623
Unamortized discount and deferred issuance costs	—	(5)
Total	$725	$743

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

Upon receipt of the proceeds described above, the Company remeasured the derivative liability immediately prior to the conversion of the Perception Notes and recorded a net gain of $41,000 resulting from the change in fair value of the derivative liability in June 2021. The conversion of the Perception December 2020 Notes was accounted for as an extinguishment as the notes were converted pursuant to an embedded conversion feature upon a licensing transaction, which was determined to be a redemption feature. Accordingly, the Company recorded a loss on extinguishment of notes of $0.5 million in the consolidated statements of operations in June 2021. The loss on extinguishment of notes represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million.

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

The Company recognized an immaterial amount interest expense, including the amortization of debt discount during the three months ended March 31, 2022. As of March 31, 2022, there was no unamortized debt discount due to the conversion of the Perception Convertible Notes into Series A convertible preferred stock of Perception on June 10, 2021.

As of March 31, 2021, the carrying amount and fair value amount for the Perception convertible promissory notes was $1.3 million and $6.5 million, respectively. The Company recognized interest expense of $0.1 million, including amortization of debt discount of $88,000 during the three months ended March 31, 2021. As of March 31, 2021, the unamortized debt discount on the Perception Convertible Notes was $0.5 million. The debt issuance costs associated with the Perception Convertible Notes were not material.

11. Common Stock

In January 2021, pursuant to an additional closing from the common stock issuance in November and December 2020, the Company issued and sold 2,133,328 shares of common stock to Apeiron, for cash proceeds of $12.2 million. In March 2021, the Company issued and sold 13,419,360 shares of common stock to new and existing investors, including related parties, at a price of €9.69 or $11.71 per share, for cash proceeds of $152.2 million, net of issuance costs of $4.9 million.

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

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, common stockholders will receive distribution on a pro rata basis. As of March 31, 2022 and December 31, 2021, no cash dividends have been declared or paid.

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

The Company has reserved up to 22,658,192 shares of common stock, excluding any shares issued under its Hurdle Share Option Program ("HSOP") described below, for issuance to executive officers, directors, other employees and consultants of the Company pursuant to the 2020 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of March 31, 2022, 0 shares were available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant the atai Life Sciences 2021 Incentive Award Plan discussed below.

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

The Company has reserved up to 46,738,794 shares of common stock, for issuance to executive officers, directors and employees and consultants of the Company pursuant to the 2021 Incentive Plan. In accordance with the evergreen clause in the Company's 2021 Incentive Plan, effective as of January 1, 2022, the number of shares initially available for issuance was increased by 8,033,850 shares of common stock. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of March 31, 2022, 36,104,338 shares were available for future grants under the 2021 Incentive Plan.

Stock Options

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase Common Stock. These stock options have a five-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2021 to March 31, 2022:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	26,687,620		$6.85	4.85	$74,525
Granted	6,868,769	(1)	5.79	—	—
Exercised	(42,827)		3.12	—	—
Cancelled or forfeited	(913,094)		12.06	—	—
Outstanding as of March 31, 2022	32,600,468	(2)	$6.49	5.67	$34,836
Options exercisable as of March 31, 2022	11,189,260		$2.75	3.39	$29,024

(1)
Includes (a) 6,113,859 stock options that will vest over a four-year service period, and (b) 754,910 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement as of March 31, 2022.
(2)
The 21,411,208 outstanding unvested stock options includes (a) 17,184,544 that will continue to vest over a one to four-year service period, (b) 3,271,754 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 200,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company's publicly traded shares, and (d) 754,910 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 was $3.67.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	March 31,
	2022	2021
Weighted average expected term in years	5.98	3.40
Weighted average expected stock price volatility	70.8%	82.5%
Risk-free interest rate	1.46% - 1.88%	(0.76)% - (0.74)%
Expected dividend yield	0%	0%

For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $8.6 million and $0.0 million, respectively.

As of March 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $100.5 million, which is expected to be recognized over a weighted average period of 2.24 years.

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

The Partnership acquired 7,281,376 shares of atai common stock (“HSOP Shares”) pursuant to the HSOP Plan. HSOP Options that are canceled or forfeited without having been fully exercised will be available for future awards. As of March 31, 2022, 132,752 HSOP Options were available for future grants under the HSOP Plan.

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

The HSOP Shares issued under the HSOP Plan to the Partnership are indirectly owned by HSOP Participants (being the holders of HSOP Options) via their interest in the Partnership. The grantee is required to pay a nominal value (€0.06 per share) for the shares upon grant (“Nominal Upfront Payment”). Accordingly, the HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes. Therefore, the Company accounted for the Nominal Upfront Payment as an in-substance early exercise provision under ASC 718 as the nominal amount is deducted from the exercise price upon exercise. As of March 31, 2022, the remaining $0.5 million Nominal Upfront Payment was recorded as an Other liability on the consolidated balance sheets.

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

The following is a summary of stock option activity for from December 31, 2021 to March 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,046,496	6.64	14.01	$6,961
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of March 31, 2022	7,046,496	$6.64	13.76	$—
Options exercisable as of March 31, 2022	5,230,681	$6.64	13.76

For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $1.4 million and $0.0 million, respectively.

As of March 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $7.2 million which is expected to be recognized over a weighted average period of 1.00 years.

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

For the three months ended March 31, 2022 and 2021, the Company recorded share-based compensation expense of $0.2 million and $0.2 million, respectively, in relation to subsidiary EIPs. As of March 31, 2022, there was $1.0 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 1.63 years. As of March 31, 2022, the unrecognized stock-based compensation expense from EIP's awards with liquidity-based performance vesting conditions issued to employees and non-employee directors was approximately $0.4 million, which will be recognized only upon the satisfaction of the vesting conditions.

Stock-Based Compensation

Stock-based compensation expense is allocated to either Research and development or General and administrative expense on the consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2022, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended March 31, 2022
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$3,627	$—	$146	$3,773
General and administrative	5,007	1,350	78	$6,435
Total share based compensation expense	$8,634	$1,350	$224	$10,208

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended March 31, 2021
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$—	$—	$150	$150
General and administrative	—	—	62	$62
Total share based compensation expense	$—	$—	$212	$212

13. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $41,000 and $6,000 income tax expense for the three months ended March 31, 2022 and 2021, respectively. The income tax expense during these periods was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The primary difference between the effective tax rate and the statutory tax rate is a result of certain income tax deductions available in the United States that are permanent in nature. The Company continues to maintain a full valuation allowance against its deferred tax assets with the exception of certain deferred tax assets relating to certain subsidiaries in Australia, the United States and the United Kingdom.

14. Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(37,558)	$4,044
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(689)	3,356
Net income (loss) attributable to ATAI Life Sciences N.V. shareholders - basic	$(36,869)	$688
Effect of conversion of the 2018 Convertible Promissory Notes - Related Parties	$—	(75)
Net income (loss) attributable to ATAI Life Sciences N.V. shareholders - diluted	$(36,869)	$613
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic	153,529,268	119,258,529
Effect of dilutive stock options to purchase common stock	-	2,115,901
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - diluted	153,529,268	121,374,430
Net income (loss) per share attributable to ATAI Life Sciences N.V. shareholders - basic	$(0.24)	$0.01
Net income (loss) per share attributable to ATAI Life Sciences N.V. shareholders - diluted	$(0.24)	$0.01

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

The following also represents maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	32,600,468	16,285,696
HSOP options to purchase common stock	7,046,496	7,281,376
2018 Convertible Promissory Notes - Related Parties (Note 10)	10,521,824	—
	50,168,788	23,567,072

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

15. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the ordinary course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

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

For the three months ended March 31, 2022, no additional milestones were achieved under the Otsuka Agreement and we did not recognize any license revenue. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of March 31, 2022. For the three months ended March 31, 2021 the Company satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue. Additionally, the Company recognized revenues of $0.2 million related to certain research and development services during the three months ended March 31, 2021.

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

During the three months ended March 31, 2022 and 2021, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three months ended March 31, 2022 and 2021, respectively, the Company made no material payments pursuant to the Allergan License Agreement.

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

During the three months ended March 31, 2022, and 2021, respectively, the Company made no material payments pursuant to the Allergan License Agreement.

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

During the three months ended March 31, 2022, and 2021, respectively, the Company made no material payments pursuant to the Accelerate License agreement.

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

In January 2022, in accordance with the Invyxis ESLA, Invyxis paid an upfront deposit of $1.1 million, which was capitalized as prepaid research and development expense. The Company will expense the upfront deposit as the services are performed as a component of research and development expense in the consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded $0.2 million as research and development expense. During the three months ended March 31, 2022, Invyxis made no other service fee payments to Dalriada.

17. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for atai’s common stock of equivalent value. Apeiron is the family office of the Company’s founder who owns 18.0% and 18.0% of the outstanding common stock in the Company as of March 31, 2022 and December 31, 2021, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.7% and 6.7% of the outstanding common stock in the Company as of March 31, 2022 and December 31, 2021, respectively.

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

Common Stock

Since 2018, the Company engaged SMC as the underwriting bank to provide banking, advisory services and securities-related technical support of cash and non-cash capital increase transactions. In connection with the issuance of common stock in November 2020, the Company paid SMC an aggregate amount of $4.5 million of advisory fees, of which approximately $3.7 million was paid to Apeiron by SMC during the first quarter of 2021.

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

As a result of this consulting agreement, the Company recorded $0.2 million of stock-based compensation included in general and administrative expense in its consolidated statement of operations for the three months ended March 31, 2022. In connection with Mr. Angermayer's service as Chairman of the supervisory board, the Company also recorded $0.2 million of general and administrative expense in its consolidated statements of operations for the three months ended March 31, 2022.

Additionally, for the three months ended March 31, 2021, the Company recorded an immaterial amount of general and administrative expense in its consolidated statement of operations related to Mr. Angermayer's consulting services and service as Chairman of the supervisory board.

18. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. The Company made an immaterial amount of 401(k) contributions for the three months ended March 31, 2022 and 2021, respectively.

19. Subsequent Events

Conversion of 2018 Convertible Notes

In May 2022, a noteholder elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. The investor paid €17.00 per share for the aggregate amount of €1.0 million or $1.1 million in order to convert their convertible promissory notes into ATAI Life Sciences NV common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in this Quarterly Report and our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Form 10-K.

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Form 10-K and elsewhere in our Form 10-K. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “atai” or the “Company” refer to atai and its consolidated subsidiaries.

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 as a response to the significant unmet need and lack of innovation in the mental health treatment landscape, as well as the emergence of therapies that previously may have been overlooked or underused, including psychedelic compounds and digital therapeutics. We have built a pipeline of 13 drug and discovery programs and four enabling technologies, each led by focused teams with deep expertise in their respective fields and supported by our internal development and operational infrastructure. We believe that several of our therapeutic programs’ target indications have potential market opportunities of at least $1 billion in annual sales, if approved. A summary of our clinical and preclinical programs, including related prior evidence in humans based on third-party clinical trials or studies, recent advancements, and upcoming milestones, as applicable, follows under the heading "Our Emerging Clinical and Preclinical Programs" below.

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $36.9 million for the three months ended March 31, 2022. We generated $0.7 million in net income attributable to ATAI Life Sciences N.V. stockholders for the three months ended March 31, 2021, primarily due to $19.9 million of license revenue recognized during the period related to the "Otsuka Agreement". Refer to Note 16 for further details. As of March 31, 2022 and December 31, 2021, our accumulated deficit was $394.7 million and $357.8 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model") . We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of March 31, 2022, we had cash and cash equivalents of $124.0 million and short-term debt securities of $210.9 million. We believe that our existing cash and short-term debt securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares and from issuances of convertible notes.

Our Emerging Clinical and Preclinical Programs

The table below summarizes the status of our product candidate portfolio as of the filing date of this Quarterly Report. Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications including depression, cognitive impairment associated with schizophrenia, or CIAS, OUD, anxiety, mTBI and PTSD. We rely on third parties to conduct our preclinical and clinical trials and, as such, progress and timing of these preclinical and clinical trials and related milestone events, including those discussed in greater detail below, may be impacted by several factors including, but not limited to, changes in existing or future contractual obligations or arrangements with these third parties, geographic developments, such as site locations or regulatory requirements, and other changing circumstances associated with these third parties and the clinical trial sites. See the section titled “Risk Factors—Risks Related to Reliance on Third Parties” in the Form 10-K. We currently hold at least a majority interest, or have options to obtain a majority interest, in each of these atai companies.

Note: DMT = N,N-dimethyltryptamine; MDMA = 3,4-Methylenedioxymethamphetamine; DTx = Digital Therapeutics

(1)
Perception, Recognify, DemeRx IB, Kures, and Neuronasal are all VIEs; GABA is a non-consolidated VIE with operational involvement through MSA model, including Srinivas Rao serving as CMO; EmpathBio, Revixia and Viridia are wholly owned subsidiaries; COMPASS Pathways and DemeRx NB are non-controlling equity interests.
(2)
RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl-1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts.
(3)
Including EntheogeniX, TryptageniX and Invyxis.

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
•
Upcoming milestones: In September 2021, the Phase 2a proof-of-concept trial of PCN-101 for TRD was initiated. This randomized, double-blind, placebo-controlled Phase 2a proof-of-concept trial is designed to assess the efficacy, safety, dose response, and duration of response in patients with TRD. A topline data readout of this trial is expected by the end of 2022. In December 2021, the FDA gave Investigational New Drug ("IND") clearance to conduct a clinical DDI study of PCN-101, which is being advanced alongside the Phase 2a proof-of-concept trial, to assess the pharmacokinetics of PCN-101 when used concurrently with other drugs. Enrollment of the study was initiated in April 2022. We also anticipate results from a PCN-101 Phase 1 trial that bridges between the current intravenous formulation to a subcutaneous formulation to support at-home use, by the end of 2022.

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
•
Recent advancements: KUR-101 is a Phase 1 randomized, double-blind, two-part study of the safety, tolerability, pharmacokinetics, analgesic and respiratory effects of KUR-101 in healthy volunteers. Part 1 is a five-cohort, single ascending dose study of KUR-101. Part 2 is a three-period crossover study to compare the analgesic and respiratory effects of a single oral dose of KUR-101, a single oral dose of immediate release oxycodone (OxyNorm®), and a single oral dose of placebo in healthy male volunteers.
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
•
Upcoming milestones: RLS-01 is in preclinical development for TRD with a Phase 1 trial expected to be initiated in the first half of 2023.

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

Our Ownership Position in COMPASS

In addition to our emerging clinical and preclinical programs and enabling technologies, we led the Series A financing round in 2018 for COMPASS, co-led their Series B financing round in 2020 and continue to hold a significant equity ownership position in COMPASS. COMPASS is developing its investigational COMP360 psilocybin therapy, which comprises administration of COMP360 with psychological support from specially trained therapists, with an initial focus on TRD. The therapeutic potential of psilocybin administered in conjunction with psychological support has been shown in multiple academic-sponsored studies, which did not involve COMP360, specifically exhibiting rapid reductions in depression symptoms after a single high dose with no SAEs. COMPASS evaluated COMP360 in conjunction with psychological support in a Phase 2b trial that concluded in July 2021 and reported its topline data in November 2021. The Phase 2b trial produced positive results that showed patient improvements beyond reduction of depression symptoms, including in positive affect and quality of life. The randomized, double-blind, dose-ranging study investigated the safety and efficacy of psilocybin therapy in

233 patients, the largest clinical trial with psilocybin to date. In May 2022, COMPASS announced its end-of-phase 2 meeting with the FDA in April and also announced it anticipates the initiation of a Phase 3 program in the second half of 2022. COMPASS also launched a Phase 2 study of COMP360 psilocybin therapy for post-traumatic stress disorder. As of March 31, 2022, we beneficially owned 9,565,774 shares representing a 22.5% equity interest in COMPASS. Certain of our founding investors were also seed investors and founders of COMPASS. Our interest in the product candidates of COMPASS is limited to the potential appreciation of our equity interest.

Our Enabling Technologies

We believe our enabling technologies have the potential to support the development of our pipeline and be used as patient support tools. We currently have four enabling technologies housed at our atai companies: Introspect Digital Therapeutics, InnarisBio and Psyber, as well as IntelGenx Technologies, a strategic investment of ours. None of our existing programs were developed using these enabling technologies, and many of these technologies remain in early stage testing and development. We intend to use these enabling technologies to support the future development of our programs. For more information regarding our enabling technologies, see the section titled “Enabling Technologies” in Part 1, Item 1 of our Form 10-K filed with the SEC.

Our Drug Discovery Companies

We also believe in the development of innovative and scalable solutions to better meet patient needs. In November 2019, we acquired a majority interest in EntheogeniX Biosciences, a controlled variable interest entity, that is an AI-enabled computational biophysics platform designed to optimize and accelerate drug discovery. PsyProtix, a majority owned subsidiary we launched in February 2021, is developing metabolomics-based biomarkers that stratify TRD patients with the aim to improve patient outcomes through a precision psychiatry approach. In addition, in December 2021 and January 2022, respectively, we announced the launch of two new companies to support this commitment in driving next-generation approaches in the treatment of mental health disorders, TryptageniX and Invyxis. These two companies’ approaches to drug discovery are highly complementary to that of EntheogeniX, our existing AI-enable drug discovery company, of which we acquired a majority interest in 2019. TryptageniX will specialize in both the discovery of new chemical entities (“NCEs”) for our pipeline through bioprospecting and on biosynthesis of our naturally derived development candidates and Invyxis will bring proven medicinal chemistry tools and comprehensive biological screening approaches to our growing enterprise of drug discovery and design. Expanding intellectual property has been essential to our strategy since inception, with key investments made to unlock NCEs. We have already made substantial progress in our drug discovery efforts to date, synthesizing and screening approximately 300 compounds and identifying novel scaffolds that display potential in targeting mental health disorders. For more information regarding our drug discovery companies, see the section titled “Drug Discovery Companies” in Part 1, Item 1 our Form 10-K filed with the SEC.

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

Since inception, we have grown primarily by continually acquiring and investing in other companies. Our IPR&D expenses were $0 and $1.0 million, representing 0% and 6.1% of our total operating expenses for the three months ended March 31, 2022 and 2021, respectively. As we continue to acquire and invest in companies, we expect our IPR&D expenses to increase.

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

Effective April 23, 2021, the Company adopted and our shareholders approved the 2021 Incentive Award Plan. The 2021 Incentive Plan enables the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to executive officers, directors and other employees and consultants of the Company. Any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant the atai Life Sciences 2021 Incentive Award Plan. For the three months ended March 31, 2022 and 2021, we incurred $10.2 million and $0.2 million of stock-based compensation expense, respectively.

Impact of COVID-19

The COVID-19 pandemic has continued to present global public health and economic challenges. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, we have not experienced material financial impacts on our business and operations as a result. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the overall impact on local, regional, national and international markets and the global economy. We continue to monitor the impact of the COVID-19 pandemic on our employees and business, including working remotely on a part or full time basis, and have, and will continue to, undertake business continuity measures to mitigate potential disruption to our operations and safety of our employees. For a discussion of the risks related to COVID-19 and impact to our Company’s business and operations, including our research and development programs and related clinical trials, refer to the section titled “Risk Factors” in Part I, Item 1A of the Form

10-K.

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

The Company did not recognize license revenue for the three months ended March 31, 2022. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of March 31, 2022. To date, there have been no milestones achieved under the Otsuka Agreement. In March 2021, we satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue. Additionally, we recognized revenues of $0.2 million related to certain research and development services in March 2021.

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

Change in Fair Value of Debt Securities carried at Fair Value

Changes in fair value of debt securities consists of changes in fair value of available for sale debt securities purchased in the first quarter of 2022.

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

Provision For Income Taxes

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities except for certain subsidiaries in Australia, the United States, and the United Kingdom as of March 31, 2022 which primarily relate to German and international tax loss carryforwards. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of March 31, 2022 and December 31, 2021, we had no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021 (unaudited)

	Three Months Ended March 31, (unaudited)
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
License revenue	$—	$19,880	(19,880)	(100%)
Operating expenses:
Research and development	15,460	5,585	9,875	176.8%
Acquisition of in-process research and development	—	972	(972)	(100.0%)
General and administrative	17,982	9,273	8,709	93.9%
Total operating expenses	33,442	15,830	17,612	111.3%
Income (loss) from operations	(33,442)	4,050	(37,492)	(925.7%)
Other income (expense), net:
Interest income	98	37	61	164.9%
Change in fair value of contingent consideration liability - related parties	—	251	(251)	(100.0%)
Change in fair value of derivative liability	—	41	(41)	(100.0%)
Change in fair value of debt securities carried at fair value	(740)	—	(740)	100.0%
Foreign exchange gain (loss), net	2,163	1,491	672	45.1%
Other income (expense), net	—	(117)	117	(100.0%)
Total other income (expense), net	1,521	1,703	(182)	(10.7%)
Net income (loss) before income taxes	(31,921)	5,753	(37,674)	(654.9%)
Provision for income taxes	(41)	(6)	(35)	583.3%
Losses from investments in equity method investees, net of tax	(5,596)	(1,703)	(3,893)	228.6%
Net income (loss)	$(37,558)	$4,044	(41,602)	(1028.7%)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(689)	3,356	(4,045)	(120.5%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(36,869)	$688	$(37,557)	(5458.9%)

License Revenue

The Company did not recognize license revenue for the three months ended March 31, 2022. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of March 31, 2022. During the three months ended March 31, 2021, we satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue. Additionally, we recognized revenues of $0.2 million related to certain research and development services during the three months ended March 31, 2021.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
PCN-101 (Perception)	$2,193	$1,700	$493	29.0%
VLS-01 (Viridia)	1,795	421	1,374	326.4%
EMP-01 (EmpathBio Inc)	1,364	83	1,281	1542.8%
KUR-101 (Kures)	796	294	502	170.6%
DMX-1002 (DemeRx IB)	568	886	(318)	(35.8%)
RL-007 (Recognify)	397	400	(3)	(0.7%)
RLS-01 (Revixia)	394	91	303	332.5%
Novel drug compounds (Invyxis)	366	—	366	100.0%
Novel drug delivery (InnarisBio)	240	25	216	873.7%
Novel compounds (EntheogeniX)	216	112	104	93.2%
Novel compounds (TryptageniX)	199	—	199	100.0%
Other (Introspect, Psyber, Psyprotix, Neuronasal)	321	(20)	341	(1706.5%)
Unallocated research and development expenses:
Personnel expenses	6,331	1,535	4,796	312.4%
Professional and consulting services	227	56	171	305.4%
Other	52	2	50	2500.0%
Total research and development expenses	$15,460	$5,585	$9,875	176.8%

Research and development expenses were $15.5 million for the three months ended March 31, 2022, compared to $5.6 million for the three months ended March 31, 2021. The increase of $9.9 million was primarily attributable to an increase of $4.8 million of personnel costs, which included a $3.6 million increase in stock-based compensation and an increase of $4.9 million of direct costs at the platform companies as discussed below.

The $0.5 million increase in direct costs for PCN-101 was primarily due to an increase of $1.1 million in clinical development costs, offset by a reduction of $0.3 million of manufacturing expenses and $0.3 million of preclinical expenses.

The $1.4 million increase in direct costs for VLS-01 was primarily due to a $1.1 million increase in manufacturing costs, a $0.2 million increase in preclinical and $0.1 million in clinical costs.

The $1.3 million increase indirect costs for EMP-001 was primarily due to a $0.9 million increase in preclinical activities cost and a $0.4 million increase in manufacturing costs.

The $0.5 million increase in direct costs for KUR-101 was primarily due to an increase in clinical and preclinical activities.

The reduction of direct costs for DMX-1002 program of $0.3 million primarily relates to clinical development costs and preclinical activities costs.

The direct costs for RL-007 program were consistent with prior year, with a $0.1 million increase in clinical, offset by a $0.1 million decrease in manufacturing costs.

The increase of direct costs for RLS-01 by $0.3 million was primary attributable to manufacturing costs.

The direct costs of $0.4 million for Invyxis relate to preclinical and discovery activities.

The direct costs of $0.2 million for InnarisBio relate to preclinical activities cost.

The $0.1 million increase is direct costs for EntheogeniX was primarily due to $0.2 million increase in preclinical activities cost, partially offset by a $0.1 million decrease in manufacturing costs.

The direct costs of $0.2 million for TryptageniX relate to preclinical and discovery activities.

During the three months ended March 31, 2022, we incurred $0.3 million of direct costs in association with IntroSpect, Psyber, Psyprotix, and Neuronasal ; direct costs associated with these programs were related to preclinical development and initial clinical-stage activities.

Acquisition of In-Process Research and Development Expense

	Three Months Ended March 31, (unaudited)
	2022	2021	Change	% Change
	(in thousands, except percentages)
Acquisition of in-process research and development expense by program:
Novel drug delivery (InnarisBio)	—	972	(972)	-100.00%
Total acquisition of in-process research and development expense	$—	$972	$(972)	-100.0%

Acquisition of in-process research and development expenses was $0 million for the three months ended March 31, 2022,.Acquisition of in-process research and development expenses was $1.0 million for the three months ended March 31, 2021, which was primarily due to IPR&D acquired from InnarisBio. The acquired IPR&D was considered to have no future alternative use.

General and Administrative Expenses

General and administrative expenses were $18.0 million for the three months ended March 31, 2022 compared to $9.3 million for the three months ended March 31, 2021. The increase of $8.7 million was largely attributable to an increase of $6.4 million in stock-compensation expense, a $0.7 million increase in personnel and facilities costs, a $1.7 million increase in insurance costs.

Interest Income

Interest income for the three months ended March 31, 2022 and 2021 primarily consisted of interest earned on our cash balances, investment balances and notes receivable during these periods. We had interest income for the three months ended March 31, 2022 and 2021 of $98,000 and $37,000, respectively.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception Neuroscience, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the three months ended March 31, 2022, there were no change in the fair value of our Contingent Consideration Liabilities due to the fact that no material changes in any of the significant assumptions used to determine the TryptageniX or InnarisBio Contentigent Consideration Liability occurred during the three months ended March 31, 2022. We recognized $0.3 million of income for the three months ended March 31, 2021, which was primarily attributable to Perception’s completion of its Phase 1 clinical trial in September 2020. The completion of this Phase 1 trial increased the probability of the milestone event occurring and a potential license agreement with a third-party pharmaceutical company, which would include an upfront payment and additional milestone payments.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 for the three months ended March 31, 2022, compared to $41,000 for the three months ended March 31, 2021. The $41,000 decrease was primarily due to the additional issuance of convertible promissory notes in January 2021 and the increased probability of a potential licensing transaction with a third-party pharmaceutical company and a decrease in the probability of a potential preferred equity financing round.

Foreign Exchange Gain (Loss), Net

We recorded a gain of $2.2 million related to foreign currency exchange rates for the three months ended March 31, 2022 compared to a gain of $1.5 million for the three months ended March 31, 2021. The delta of $0.7 million was a result of the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Income (Expense), Net

Other expense, net for the three months ended March 31, 2022 was $0, compared to other expense, net, of $0.1 million for the three months ended March 31, 2021.

Provision For Income Taxes

We incurred current income tax expense of $41,000 for the three months ended March 31, 2022. We incurred income tax expense of $6,000 for the three months ended March 31, 2021. Our current income tax expense relates to book profits and thus taxable profits generated in one of our United States subsidiaries and our United Kingdom subsidiary.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended March 31, 2022 and 2021 were $5.6 million and $1.7 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Sources of Liquidity

Initial Public Offering

In June 2021, we completed our IPO and issued and sold 17,250,000 of our common shares at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. As of March 31, 2022, we had cash and cash equivalents of $124.0 million and short-term debt securities of $210.9 million.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In September and October 2021, several investors agreed to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences N.V. and paid an aggregate amount of €5.8 million ($6.9 million). Concurrently, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The remaining convertible promissory notes balance as of March 31, 2022 was $0.7 million.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS ordinary shares, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $123.3 million as of March 31, 2022. As of March 31, 2022, the carrying value of our investment in COMPASS was $9.8 million under the equity method. Through a series of open market transactions between November 23, 2021 and December 7, 2021 we purchased additional equity investments in COMPASS common stock. As of March 31, 2022, our voting interest in COMPASS was 22.5%.

Liquidity Risks

As of March 31, 2022, we had cash and cash equivalents of $124.0 million and short-term debt securities of $210.9 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months from the date of this Quarterly Report.

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

Cash Flows

The following table summarizes our cash flows for three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(23,986)	$(16,524)
Net cash used in investing activities	(214,736)	(3,721)
Net cash provided by financing activities	132	30,499
Effect of foreign exchange rate changes on cash	299	(3,131)
Net increase (decrease) in cash	$(238,291)	$7,123

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.0 million for the three months ended March 31, 2022, which consisted of a net loss of $37.6 million, adjusted by non-cash charges of $15.0 million and net cash outflows from the change in operating assets and liabilities of $1.5 million. The non-cash charges primarily consisted of $10.2 million of stock-based compensation, $5.6 million of losses from our equity method investments and a $0.7 million loss relating to the change in the fair value of our short-term debt securities during the period, partially offset by $1.5 million of unrealized foreign exchange gains. The net cash outflows from the change in operating assets and liabilities were primarily due to a $1.3 million increase in prepaid expenses and other current assets and a $1.9 million decrease in accounts payable, partially offset by a $1.7 million increase in accrued liabilities.

Net cash used in operating activities was $16.5 million for the three months ended March 31, 2021, which consisted of net income of $4.0 million, adjusted by non-cash charges of $2.7 million and net cash outflows from the change in operating assets and liabilities of $23.2 million. The non-cash charges primarily consisted of $1.7 million of losses from our equity method investments, $0.2 million related to our stock-based compensation, $0.9 million of IPR&D considered to have no future alternative use, $0.1 million of loss on asset acquisition of a variable interest entity and partially offset by $0.2 million of changes in fair value related to our contingent consideration liability with related parties. The net cash outflows from the change in operating assets and liabilities were primarily due to a $20.0 million increase to accounts receivable, a $1.8 million increase in prepaid expenses driven by materials and non-clinical trials, and $5.4 million decrease in accrued liabilities, offset by a $3.8 million increase in accounts payable and $0.2 million increase in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities was $214.7 million for the three months ended March 31, 2022, primarily driven by $211.7 million of cash paid for debt securities carried at fair value and $3.0 million of loans remitted to related parties.

Net cash used in investing activities was $3.7 million for the three months ended March 31, 2021, primarily driven by additional investments of $0.7 million in our other investments, $0.2 million of purchases of property, plant and equipment, $0.5 million additional investments into equity-method investees, and $2.1 million purchases of notes receivable and $0.2 million purchase of other assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, due to $0.1 million of proceeds from stock option exercises.

Net cash provided by financing activities was $30.5 million for the three months ended March 31, 2021, primarily due to $28.4 million of proceeds from the issuance of our common stock, $0.7 million of proceeds from the issuance of convertible promissory notes, including convertible promissory notes issued to related parties, $0.6 million for share option awards exercised, and $2.4 million of proceeds from the sale of Innoplexus investments treated as a secured financing, offset by $0.8 million paid to related party and $0.8 million paid for deferred offering costs.

Indebtedness

Convertible Notes

Between November 2018 and March 31, 2022, we issued an aggregate of $34.3 million of convertible notes.

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. In September and October 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.8 million ($6.9 million) in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 5,478,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. As of March 31, 2022 an aggregate principal amount of $0.7 million remained outstanding under the 2018 Convertible Notes.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 30, 2022. There have been no material changes from the contractual commitments and obligations previously disclosed in our Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K. While we have investments classified as VIEs, their purpose is not to provide off-balance sheet financing.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with licenses of intellectual property, research and development expenses, acquisitions and share-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies are detailed in our Form 10-K.

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

As described in Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, we have early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2022, we had cash and cash equivalents of $124.0 million and short-term debt securities of $210.9 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term debt securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of March 31, 2022, we had $0.7 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, an immediate 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of March 31, 2022, the carrying amount of our short and long-term notes receivables was an aggregate amount of $7.8 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, an immediate 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at reasonable assurance level as of March 31, 2022 as a result of the material weaknesses described below.

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

Management’s Remediation Efforts

As disclosed herein, we have identified and begun to implement several steps, as further described below, designed to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses, and our remediation plan may not prove to be successful. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. As of March 31, 2022 the material weaknesses had not been remediated.

Our remediation plan to date includes, but is not limited to, the following measures:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in connection with management’s evaluation pursuant to during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item lA. Risk Factors.

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled "Risk Factors" in our Form 10-K. There have been no material changes to the risk factors described in Part I, Item 1A of our Form 10-K. If any of the risk factors described in the Form 10-K actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common shares could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	10-Q	001-40493	3.1	8/16/2021

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: May 16, 2022	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Greg Weaver
Greg Weaver
Chief Financial Officer and Managing Director (Principal Financial Officer and Principal Accounting Officer)