Form 10-Q
period 2022-06-30
ATAI Life Sciences N.V.
filed 2022-08-15
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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

As of August 10, 2022, the registrant had 161,819,984 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

Table of Contents

		Page
Forward-Looking Statements		1
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	5
	Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Changes in Stockholders' Equity for the Three and Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	65
	PART II. OTHER INFORMATION	67
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
	Signatures	70

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, the success, cost and timing of development of our product candidates, including the progress of preclinical and clinical trials and related milestones, the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue, the timing of and our ability to obtain and maintain regulatory approvals, macroeconomic, geopolitical, health and industry trends, our business strategy and plans, potential acquisitions, and the plans and objectives of management for future operations and capital expenditures, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; we will require substantial additional funding to achieve our business goals, and if we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts; our limited operating history may make it difficult to evaluate the success of our business and to assess our future viability; we have never generated revenue and may never be profitable; our product candidates contain controlled substances, the use of which may generate public controversy; clinical and preclinical development is uncertain, and our preclinical programs may experience delays or may never advance to clinical trials; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those clinical trials, including progress and related milestones, may be impacted by several factors including the failure by such third parties to meet deadlines for the completion of such trials, research, or testing, changes to trial sites and other circumstances; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidate, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others; we face significant competition in an environment of rapid technological and scientific change; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; a change in our effective place of management may increase our aggregate tax burden; we identified material weaknesses in connection with our internal control over financial reporting; and a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results. Other important factors include the risks, uncertainties, and assumptions described under “Risk Factors" in our Form 10-K for the year ended December 31, 2021 (the "Form 10-K") and this Quarterly Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and elsewhere in our filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,132	$362,266
Securities carried at fair value	228,354	—
Prepaid expenses and other current assets	11,122	11,903
Short term notes receivable	—	913
Total current assets	323,608	375,082
Property and equipment, net	303	149
Equity method investments	1,162	16,131
Other investments	9,233	11,628
Long term notes receivable - related parties	7,040	3,835
Other assets	7,590	7,341
Total assets	$348,936	$414,166
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,738	6,004
Accrued liabilities	18,913	14,829
Current portion of contingent consideration liability - related parties	—	51
Other current liabilities	306	51
Total current liabilities	21,957	20,935
Non-current portion of contingent consideration liability - related parties	2,338	2,432
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	619	743
Other liabilities	3,900	4,097
Total liabilities	28,814	28,207
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at June 30, 2022 and December 31, 2021, respectively); 750,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 161,727,785 and 160,677,001 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	18,114	18,002
Additional paid-in capital	746,042	725,045
Accumulated other comprehensive loss	(21,191)	(8,336)
Accumulated deficit	(431,290)	(357,803)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	311,675	376,908
Noncontrolling interests	8,447	9,051
Total stockholders’ equity	320,122	385,959
Total liabilities and stockholders’ equity	$348,936	$414,166

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License revenue	$170	$—	$170	$19,880
Operating expenses:
Research and development	17,949	16,026	33,409	21,611
Acquisition of in-process research and development	357	7,962	357	8,934
General and administrative	17,221	37,331	35,203	46,604
Total operating expenses	35,527	61,319	68,969	77,149
Loss from operations	(35,357)	(61,319)	(68,799)	(57,269)
Other income (expense), net:
Interest income	117	35	215	72
Change in fair value of contingent consideration liability - related parties	95	(911)	95	(660)
Change in fair value of derivative liability	—	—	—	41
Change in fair value of warrant liability	53	—	53	—
Change in fair value of securities carried at fair value	(584)	—	(1,324)	—
Unrealized loss on other investments held at fair value	—	(5,460)	—	(5,460)
Loss on conversion of convertible promissory notes	—	(513)	—	(513)
Gain on consolidation of a variable interest entity	—	3,543	—	3,543
Foreign exchange gain (loss), net	4,882	(2,558)	7,045	(1,068)
Other expense, net	(12)	(118)	(12)	(234)
Total other income (expense), net	4,551	(5,982)	6,072	(4,279)
Loss before income taxes	(30,806)	(67,301)	(62,727)	(61,548)
Provision for income taxes	(51)	(58)	(92)	(64)
Gain on dilution of equity method investment	—	16,923	—	16,923
Losses from investments in equity method investees, net of tax	(6,652)	(2,937)	(12,248)	(4,640)
Net loss	(37,509)	(53,373)	(75,067)	(49,329)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(891)	(4,912)	(1,580)	(1,556)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(36,618)	$(48,461)	$(73,487)	$(47,773)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.24)	$(0.37)	$(0.48)	$(0.38)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	153,971,202	132,265,075	153,751,456	125,797,732

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(37,509)	$(53,373)	$(75,067)	$(49,329)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(8,482)	2,110	(12,855)	(1,916)
Comprehensive loss:	$(45,991)	$(51,263)	$(87,922)	$(51,245)
Comprehensive loss attributable to redeemable noncontrolling interests and noncontrolling interests	(891)	(4,912)	(1,580)	(1,556)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	30	150	19	(34)
Comprehensive loss attributable to redeemable noncontrolling interests and noncontrolling interests	(861)	(4,762)	(1,561)	(1,590)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(45,130)	$(46,501)	$(86,361)	$(49,655)

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING

INTERESTS AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

(unaudited)

							Total
					Accumulated		Stockholders’
	Redeemable			Additional	Other		Equity Attributable to		Total
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2021	$—	160,677,001	$18,002	$725,045	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Issuance of shares upon exercise of stock options	—	42,827	5	127	—	—	132	—	132
Stock-based compensation expense	—	—	—	10,208	—	—	10,208	—	10,208
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,373)	—	(4,373)	(11)	(4,384)
Net loss	—	—	—	—	—	(36,869)	(36,869)	(689)	(37,558)
Balances at March 31, 2022	$—	160,719,828	$18,007	$735,380	$(12,709)	$(394,672)	$346,006	$8,351	$354,357
Conversion of convertible notes to common stock	—	960,000	101	1,039	—	—	1,140	—	1,140
Issuance of shares upon exercise of stock options	—	47,957	6	112	—	—	118	—	118
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	600	600
Issuance of subsidiary common shares	—	—	—	—	—	—	—	357	357
Stock-based compensation expense	—	—	—	9,511	—	—	9,511	—	9,511
Foreign currency translation adjustment, net of tax	—	—	—	—	(8,482)	—	(8,482)	30	(8,452)
Net loss	—	—	—	—	—	(36,618)	(36,618)	(891)	(37,509)
Balances at June 30, 2022	$—	161,727,785	$18,114	$746,042	$(21,191)	$(431,290)	$311,675	$8,447	$320,122

						Accumulated		Total
						Other		Stockholders’
	Redeemable			Additional	Share	Comprehensive		Equity Attributable to		Total
	Noncontrolling	Common Stock		Paid-In	Subscriptions	Income	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	Receivable	(Loss)	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2020	$—	114,735,712	$13,372	$261,626	$—	$5,819	$(189,995)	$90,822	$4,546	$95,368
Issuance of common shares, net of issuance costs of $4.9 million	—	15,552,688	1,881	162,497	(140,868)	—	—	23,510	—	23,510
Issuance of common shares under the Hurdle Share Option Plan (see Note 12)	—	7,281,376	—	—	—	—	—	—	—	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	885	885
Stock-based compensation expense	—	—	—	212	—	—	—	212	—	212
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,842)	—	(3,842)	(184)	(4,026)
Net income	—	—	—	—	—	—	688	688	3,356	4,044
Balances as of March 31, 2021	$—	137,569,776	$15,253	$424,335	$(140,868)	$1,977	$(189,307)	$111,390	$8,603	$119,993
Settlement of issuance of common shares, net of issuance costs of $4.9 million	—	—	—	—	140,868	—	—	140,868	—	140,868
Issuance of common shares, net of issuance costs of $9.0 million	—	17,250,000	2,046	229,535	—	—	—	231,581	—	231,581
Issuance of noncontrolling interest	2,555	—	—	—	—	—	—	—	3,649	3,649
Stock-based compensation expense	—	—	—	37,512	—	—	—	37,512	—	37,512
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,960	—	1,960	150	2,110
Net income (loss)	(2,555)	—	—	—	—	—	(48,461)	(48,461)	(2,357)	(50,818)
Balances as of June 30, 2021	$—	154,819,776	$17,299	$691,382	$—	$3,937	$(237,768)	$474,850	$10,045	$484,895

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(75,067)	$(49,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	79	25
Amortization of debt discount	—	191
Change in fair value of contingent consideration liability—related parties	(95)	660
Change in fair value of securities carried at fair value	1,324	—
Change in fair value of derivative liability	—	(41)
Change in fair value of warrant liability	(53)	40
Unrealized loss on other investments held at fair value	—	5,460
Gain on dilution of equity method investment	—	(16,923)
Loss on conversion of convertible notes	—	513
Gain on consolidation of a variable interest entity	—	(3,543)
Losses from investments in equity method investees	12,242	4,641
In-process research and development expense	357	8,934
Stock-based compensation expense	19,720	37,724
Unrealized foreign exchange gains	(4,966)	—
Other	(134)	41
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	939	(1,674)
Accounts payable	(2,591)	2,380
Accrued liabilities	2,328	(3,846)
Deferred revenue	—	120
Net cash used in operating activities	(45,917)	(14,627)
Cash flows from investing activities
Purchases of property and equipment	(172)	(298)
Capitalized internal-use software development costs	(100)	(155)
Cash paid for securities carried at fair value	(229,678)	—
Cash acquired in asset acquisitions, net	—	47
Cash paid for equity method investments	—	(5,359)
Cash paid for other investments	—	(23,445)
Loans to related parties	(3,000)	(2,624)
Cash paid for other assets	—	(195)
Net cash used in investing activities	(232,950)	(32,029)
Cash flows from financing activities
Proceeds from issuance of common stock	—	409,884
Cash paid for deferred offering costs	—	(10,161)
Proceeds from issuance of share option awards	—	534
Proceeds from sale of investment	—	2,417
Proceeds from issuance of shares upon exercise of stock options	249	—
Proceeds from issuance of subsidiary preferred shares	600	—
Proceeds from conversion of convertible notes to common stock	1,077	—
Proceeds from issuance of convertible promissory notes	—	1,588
Net cash provided by financing activities	1,926	404,262
Effect of foreign exchange rate changes on cash	(1,193)	(1,230)
Net increase (decrease) in cash and cash equivalents	(278,134)	356,376
Cash and cash equivalents – beginning of the period	362,266	97,246
Cash and cash equivalents – end of the period	$84,132	$453,622
Supplemental disclosures of non cash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$487	$—
Issuance of subsidiary shares to non-controlling interests in connection with Columbia stock purchase agreement	$357	$—
Common stock issuance costs in accounts payable	$—	$230
Common stock issuance costs in accrued liabilities	$—	$1,958
Fair value of noncontrolling interests issued in connection with consolidation of a VIE	$—	$392
Fair value of redeemable noncontrolling interests issued in connection with consolidation of a VIE	$—	$2,555
Fair value of noncontrolling interests issued in connection with asset acquisitions	$—	$885
Issuance of derivative instrument related to convertible promissory notes	$—	$646
Issuance of subsidiary shares in connection with the conversion of convertible notes	$—	$3,257

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has continued to present global public health and economic challenges during the six months ended June 30, 2022. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, the Company has not experienced material financial impacts on its business and operations as a result. The Company continues to monitor the impact of the COVID-19 pandemic on its employees and business and has undertaken business continuity measures to mitigate potential disruption to its operations.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company had cash and cash equivalents of $84.1 million, short-term securities of $228.4 million and its accumulated deficit was $431.3 million. The Company has historically financed its operations through the sale of equity securities, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the condensed consolidated financial statements are issued.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated statements of operations for the three and six month periods ended June 30, 2021 to reclassify the foreign exchange loss. The foreign exchange loss for the three and six month periods ended June 30, 2021 was previously included in the other expense, net financial statement line.

Significant Accounting Policies

During the six months ended June 30, 2022, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 except as described below.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of the Company’s investment in Intelgenx Technologies Corp. (“IntelGenx”), securities carried at fair value, contingent consideration liability—related parties, in-process research and development assets (“IPRD”), redeemable noncontrolling interests and noncontrolling interests recognized in acquisitions, the valuations of common shares prior to IPO and share-based awards, and accruals for research and development costs.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds.

Investment Securities Portfolio

The following table sets forth the fair value of atai's available-for-sale securities portfolio at the dates indicated:

	Fair Value
	June 30, 2022	December 31, 2021
Money Market Funds	$38,878	$—
U.S. Treasuries	3,478	—
Commercial Paper	114,880	—
Corporate Notes/Bonds	107,045	—
U.S. Government Agencies	2,951	—
	$267,232	$—

In January 2022, the Company invested in a certain investment portfolio, which is comprised of Money Market Funds, U.S. Treasury securities, Commercial Paper, Corporate Notes/Bonds, and U.S. government agencies securities. The Company classified securities in the investment portfolio as available-for-sale securities. Furthermore, the Company elected the fair value option for the available-for-sale securities in the investment portfolio (see Note 7). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument-by-instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of securities on the Consolidated Statements of Operations and the amortized cost of investments approximates their fair value.

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

The Company’s contingent consideration liability—related parties, derivative liability associated with the Perception convertible promissory notes, IntelGenx Initial Warrants and IntelGenx Additional Units Warrant, and warrant liability with Neuronasal Inc. are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (See Note 7). The IntelGenx common stock and securities carried at fair value are determined according to Level 2 inputs in the fair value hierarchy above. The carrying amount reflected in the accompanying consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties issued in 2018 and 2020 (collectively, the “2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common shares into which the notes are to be converted. As of June 30, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.6 million and $28.8 million, respectively. As of December 31, 2021, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.8 million and $69.7 million, respectively. Subsequent to the IPO, several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into the Company's common shares. See Note 10 for additional discussion.

Fair Value Option

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in common shares of IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under Other investments held at fair value in the Company's consolidated balance sheets and changes in fair value are recognized as a component of other income (expense), net in the consolidated statements of operations. The carrying value of the investment remained at zero as of June 30, 2022 and December 31, 2021, respectively.

Furthermore, as noted above the Company also elected the fair value option for its investment securities portfolio.

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

The most significant impact of the adoption of Topic 842 on the Company’s condensed consolidated financial statements was the recognition of a $0.2 million operating lease right-of-use asset, a $0.1 million current operating lease liability, and a $0.1 million long-term operating lease liability on the Company’s condensed consolidated balance sheet related to its existing facility operating lease. The Company did not have a deferred rent liability recorded in connection with its existing facility operating lease. There was no material impact to the Company’s condensed consolidated balance sheet, statement of operations, and no cumulative-effect adjustment to accumulated deficit. The Company recorded an immaterial amount of general and administrative expense in its consolidated statement of operations related to lease expense, including short-term lease expense during the three and six months ended June 30, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. This update requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred. The new model is applicable to most financial assets and certain other instruments that are not measured at fair value through net income. In November 2019, the FASB issued ASU 2019-10, which delays adoption for "smaller reporting companies" as defined under the rules promulgated under the Exchange Act. Although, as of December 31, 2021, the Company was no longer a smaller reporting company, the Company qualified as a smaller reporting company at the time of its initial public offering and, as such, in accordance with ASU 2019-10, the effective date for adoption by the Company will begin after December 31, 2022. The Company does not expect that the adoption of this new standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

Immediately following the closing of the PsyProtix Purchase Agreement, PsyProtix loaned $0.1 million to Chymia in exchange for a duly executed promissory note (the “Chymia Note”). The Chymia Note shall accrue interest at a 5% rate per annum until payment in full. The aggregate principal amount of $0.1 million, together with all accrued and unpaid interest and all other amounts payable are due to be paid on the date that is the earlier of (i) five years from the promissory note agreement date or (ii) the occurrence of a liquidation event or a deemed liquidation event (as defined in the PsyProtix’s certificate of incorporation). As of June 30, 2022, the Chymia Note was $0.1 million and included as a component of long-term notes receivable—related parties on the consolidated balance sheets.

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

TryptageniX, Inc.

TryptageniX, Inc. ("TryptageniX"), a Delaware corporation, was incorporated by CB Therapeutics, Inc. (“CBT”) on November 17, 2021, for the purpose of developing and commercializing Intellectual Property (“IP”) and to develop innovative biosynthetic methods to manufacture bioidentical, clinically relevant compounds, including psychoactive compounds which are highly difficult to produce sustainably through traditional methods. TryptageniX will generate New Chemical Entities (“NCE"). In December 2021, pursuant to the Stock Purchase Agreement ("TryptageniX-ATAI Stock Purchase Agreement"), atai acquired Class A Common Stock in exchange for $2.0 million and received a certificate representing additional Class A Common Stock to be held in escrow ("Escrow Shares") by TryptageniX to be released upon achievement of specified clinical milestones and corresponding milestone payments. The TryptageniX-ATAI Stock Purchase Agreement resulted in the Company holding a 65% equity ownership interest and CBT holding a 35% equity ownership interest in TryptageniX. The Escrow Shares will be released, from time to time, to the Company upon TryptageniX achieving certain milestones as defined in the TryptageniX Purchase Agreement with cash payments to be made by the Company. Notwithstanding anything to the contrary, atai shall be the owner of the Escrow Shares and has the right, but not the obligation, to make payment for the Escrow Shares at any time, regardless of the achievement of any milestones. The Escrow Shares have voting and all other rights until an event of default occurs where the Company fails to make a payment within 10 days following the written notice of the achievement of the relevant milestone. In the event of default, TryptageniX shall automatically repurchase a pro rata portion of the Escrow Shares from atai (“Repurchase Event”) for a purchase price per share equal to the par value of such Escrow Shares. Upon the Repurchase Event, the Escrow Shares are released from escrow to TryptageniX and thereafter cancelled. The Repurchase Event is the sole remedy upon atai’s failure to make the payment for the milestone shares.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s condensed consolidated financial statements from the date of acquisition to June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of June 30, 2022	Relationship as of December 31, 2021	Date Control Obtained	Ownership % June 30, 2022	Ownership % December 31, 2021
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	58.9%	58.9%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	54.1%
EntheogeniX Biosciences, Inc.	Controlled VIE	Controlled VIE	November 2019	80.0%	80.0%
DemeRx IB, Inc.	Controlled VIE	Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
InnarisBio, Inc.	Controlled VIE	Controlled VIE	March 2021	82.0%	82.0%
Neuronasal, Inc.	Controlled VIE	Controlled VIE	May 2021	56.5%	56.5%
TryptageniX Inc.	Controlled VIE	Controlled VIE	December 2021	65.0%	65.0%

As of June 30, 2022 and December 31, 2021, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

In February 2022, pursuant to the business plan as contemplated in the Stockholders Agreement and Subscription for Shares pursuant to the Contribution and Subscription Agreement, atai purchased additional shares of Class A common stock for an aggregate purchase price of $1.0 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to the Class A common stock purchase. As of June 30, 2022 and December 31, 2021, the Company owned 80% of the outstanding common stock of EntheogeniX.

The purchase of additional Class A common stock was deemed to be a reconsideration event. The Company determined that EntheogeniX is still considered a VIE subsequent to the additional Class A common stock purchase as EntheogeniX does not have sufficient equity at risk to carry out its principal activities without additional subordinated financial support.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of June 30, 2022 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	Neuronasal	TryptageniX
Assets:
Current assets:
Cash	$16,288	$3,044	$760	$7,374	$2,023	$143	$1,021	$862	$(61)	$1,814
Accounts receivable	170	—	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	1,497	45	46	106	—	66	—	411	64	3,000
Total current assets	17,955	3,089	806	7,480	2,023	209	1,021	1,273	3	4,814
Long term notes receivable	—	—	—	1,075	—	107	—	—	—	—
Other assets	—	—	—	—	—	—	198	—	—	—
Total assets	$17,955	$3,089	$806	$8,555	$2,023	$316	$1,219	$1,273	$3	$4,814
Liabilities:
Current liabilities:
Accounts payable	$824	$442	$261	$456	$130	$223	$29	$37	$353	$145
Accrued liabilities	624	418	184	612	165	71	36	128	661	378
Other current liabilities	505	1	—	228	1	—	—	1	41	—
Total current liabilities	1,953	861	445	1,296	296	294	65	166	1,055	523
Contingent consideration liability	1,420	—	—	—	—	—	—	88	—	830
Other non-current liabilities	—	—	—	—	—	—	—	—	283	10
Total liabilities	$3,373	$861	$445	$1,296	$296	$294	$65	$254	$1,338	$1,363

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Psyber	InnarisBio	Total
Balance as of December 31, 2021	$5,232	$—	$3,819	$—	$—	$9,051
Net loss attributable to noncontrolling interests - preferred	(571)	—	(118)	—	—	(689)
Comprehensive loss attributable to noncontrolling interests	(11)	—	—	—	—	(11)
Balance as of March 31, 2022	$4,650	$—	$3,701	$—	$—	$8,351
Issuance of noncontrolling interests	—	957	—	—	—	957
Net loss attributable to noncontrolling interests - preferred	(800)	—	(91)	—	—	(891)
Comprehensive income attributable to noncontrolling interests	30	—	—	—	—	30
Balance as of June 30, 2022	$3,880	$957	$3,610	$—	$—	$8,447

	Perception	Recognify	Psyber	InnarisBio	Neuronasal	Total
Balance as of December 31, 2020	$—	$4,546	$—	$—	$—	$4,546
Issuance of noncontrolling interests	—	—	8	877	—	885
Net income (loss) attributable to noncontrolling interests - common	1,755	—	(8)	(877)	—	870
Net income (loss) attributable to noncontrolling interests - preferred	2,608	(122)	—	—	—	2,486
Comprehensive loss attributable to noncontrolling interests	(184)	—	—	—	—	(184)
Balance as of March 31, 2021	$4,179	$4,424	$—	$—	$—	$8,603
Issuance of noncontrolling interests	3,257	—			392	3,649
Net income (loss) attributable to noncontrolling interests - common	(1,755)	(217)			(392)	(2,364)
Net income (loss) attributable to noncontrolling interests - preferred	7	—	—	—	—	7
Comprehensive loss attributable to noncontrolling interests	150	—	—	—	—	150
Balance as of June 30, 2021	$5,838	$4,207	$—	$—	$—	$10,045

Redeemable Noncontrolling Interests

In connection with the consolidation of Kures, Inc. (“Kures”) the Company recognized the shares of Kures common stock and Series A-1 preferred stock held by the founders of Kures as redeemable noncontrolling interests as they contain embedded put options that are exercisable by the founders following a successful completion of a future event, which is not solely within the control of the Company.

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

The redeemable noncontrolling interests were initially measured at fair value upon issuance and are redeemable at fair value at the holder’s option upon the successful completion or occurrence of future events. As of June 30, 2022 and December 31, 2021, the Company did not adjust the carrying value of the redeemable noncontrolling interests based on their estimated redemption values since it was not probable that the events that would allow the shares to become redeemable would occur. Subsequent adjustments to increase or decrease the carrying values of the redeemable noncontrolling interests to their estimated redemption values will be made if and when it becomes probable that such events will occur.

As of June 30, 2022 and December 31, 2021, the balance of redeemable noncontrolling interests in temporary equity on the consolidated balance sheets was zero. The amount of net loss attributable to redeemable noncontrolling interests of $0 million and $0 million are included in consolidated net loss on the face of the condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively.

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

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through June 30, 2022. The Company is not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation as of June 30, 2022 and December 31, 2021.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of June 30, 2022, the Company’s maximum exposure for its non-consolidated VIEs was $9.2 million relating to the carrying values in other investments and other investments held at fair value and $7.0 million relating to the carrying value in long term notes receivable – related party. As of December 31, 2021, the Company’s maximum exposure for its non-consolidated VIEs was $11.6 million relating to the carrying values in its other investments and $3.8 million relating to the carrying value in short term notes receivable—related party.
5. Equity Method Investments and Other Investments

Equity Method Investments

As of June 30, 2022 and December 31, 2021, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of June 30, 2022			As of December 31, 2021
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc	December 2018	22.5%		1,162	22.8%		16,131
GABA Therapeutics, Inc	November 2020	7.5%	(1)	—	7.5%	(1)	—
Total				$1,162			$16,131

(1)
The Company is deemed to have significant influence over this entity through its total ownership interest in the entity’s equity, including the Company’s investment in the respective entity’s preferred stock, described below in Other Investments.

COMPASS Pathways plc

COMPASS Pathways plc ("COMPASS") is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018.

Equity Investment

Through a series of open market transactions between November 23, 2021 and December 7, 2021, the Company purchased an additional 1,490,111 of COMPASS ADSs at an aggregate purchase price of $47.4 million. The additional shares acquired resulted in an increase in the Company’s ownership of COMPASS ADSs to 22.8%. The Company applied the cost accumulation model and recorded its investment at cost. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in COMPASS exceeded the Company’s proportionate share of the underlying net assets in COMPASS. The Company concluded that the basis differences were primarily attributable to COMPASS’s IPR&D associated with COMP360, a psilocybin therapy, which COMPASS recently completed a Phase IIb clinical trial for. As the Company’s investment in COMPASS did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in COMP360 and the associated IPR&D, the basis differences were attributable to the IPR&D with no alternative future use, and were immediately expensed at the time of the additional investment. As of June 30, 2022, the Company owned 22.5% of COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $103.5 million as of June 30, 2022.

Upon the completion of the COMPASS IPO and through June 30, 2022, the Company is deemed to continue to have significant influence over COMPASS primarily through its ownership interest in COMPASS’ equity and the Company's representation on COMPASS board of directors. Accordingly, the Company’s investment in COMPASS’ ADS was accounted for in accordance with the equity method through June 30, 2022.

During the three months ended June 30, 2022 and 2021, the Company recognized its proportionate share of COMPASS’ net loss of $4.7 million and $2.1 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company recognized its proportionate share of COMPASS' net loss of $9.5 million and $2.1 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

Other Investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of June 30, 2022 and December 31, 2021, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
GABA Therapeutics, Inc.	$7,865	$10,260
DemeRx NB, Inc.	1,024	1,024
Juvenescence Limited	344	344
Total	$9,233	$11,628

The Company’s investments in the preferred stock of Neuronasal (through May 2021), Innoplexus, GABA, and DemeRx NB are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock. Although the Company’s investment in Juvenescence Limited (“Juvenescence”) is in common stock, it is not able to exercise significant influence over the operating and financial decisions of Juvenescence. The Company concluded that its ownership interests in above Other Investments do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the Company measured its other investments at cost, less any impairment, plus or minus, if any, observable price changes in orderly transactions for an identical or similar investment of the same issuer.

During the three and six months ended June 30, 2022 and 2021 there were no observable changes in price recorded related to the Company’s Other Investments.

During the three and six months ended June 30, 2022 and 2021, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2022 and 2021 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.2 million as of June 30, 2022, which is included in Other liabilities in the Company’s condensed consolidated balance sheet. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of June 30, 2022.

The carrying value of the Company’s investment in Innoplexus was zero as of June 30, 2022 and December 31, 2021.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of June 30, 2022. Accordingly, GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock discussed below. During the three months ended June 30, 2022 and 2021, the Company recognized its proportionate share of GABA’s net loss of $1.9 million and $0.4 million as losses from investments in equity method investees, net of tax on the consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company recognized its proportionate share of GABA’s net loss of $2.7 million and $1.1 million, respectively, as losses from investments in equity method investees, net of tax on the consolidated statements of operations.

Preferred Stock Investment

In August 2019, GABA and the Company entered into the Preferred Stock Purchase Agreement (the “GABA PSPA”), whereby GABA issued shares of its Series A preferred stock to the Company at a price of approximately $5.5 million. At closing, the Company had an overall ownership interest of over 20% in GABA and a noncontrolling representation on the board. On May 15, 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the Amended GABA PSPA”) under which the GABA PSPA was amended. Pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million. As of June 30, 2022 and December 31, 2021, the investment in GABA’s preferred stock was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321.

Pursuant to the GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones. On April 13, 2021, pursuant to the GABA PSPA, the Company purchased additional shares of Series A preferred stock of GABA, for an aggregate cost of $5.0 million based on the achievement of certain development milestones. On May 21, 2021, the Company exercised its option to purchase additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $5.0 million. The completion of the Series A Preferred stock purchase in May 2021 was deemed to be a reconsideration event at which point GABA was no longer deemed a VIE as GABA now had sufficient equity at risk to finance its activities through the initial development period without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. While the Company holds greater than 50% of the outstanding equity interest of GABA, the Company does not have the power to control the entity. Concurrent with the exercise of the option, the Company executed a side letter with the other equity holders of GABA agreeing to forego the rights to additional seats on the board of directors, resulting in the Company lacking the ability to control the investee. The Company concluded that it does not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in GABA preferred stock under the measurement alternative per ASC 323.

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

Preferred Stock Investment

In December 2019, Neuronasal and the Company entered into the Neuronasal PSPA and the Neuronasal Secondary Sale Agreement, whereby Neuronasal issued shares of its Series A preferred stock to the Company at a price of approximately $0.5 million. At closing, the Company had a less than 20% of ownership interest in Neuronasal and a noncontrolling representation on the board. In October 2020, pursuant to the Neuronasal PSPA, the Company purchased additional Series A preferred shares at a price of approximately $0.8 million. The investment in Neuronasal preferred shares was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321 as of June 30, 2022 and December 31, 2021.

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

In connection with the Contribution Agreement, the parties entered into a Series A Preferred Stock Purchase Agreement (the “DemeRx NB PSPA”) pursuant to which the Company purchased shares of Series A preferred stock of DemeRx NB at a purchase price of $1.0 million. At closing, the Company had less than 20% of ownership interest in DemeRx NB and a noncontrolling representation on DemeRx NB's board of directors. The investment in DemeRx NB was recorded in Other Investments on the condensed consolidated balance sheets under the measurement alternative under ASC 321.

Pursuant to the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of DemeRX NB's Series A preferred stock at a purchase price of up to an aggregate of $19.0 million with the same price per share as its initial investment in December 2019. As of June 30, 2022, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB.

Other Investments Held at Fair Value

IntelGenx Technologies Corp.

IntelGenx is a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market. In March 2021, IntelGenx and the Company entered into the Strategic Development Agreement and Purchaser Rights Agreement (“PPA”). On May 14, 2021, IntelGenx and the Company executed a Securities Purchase Agreement (the “IntelGenx SPA”) after obtaining IntelGenx shareholder approval, whereby IntelGenx issued shares of its common stock and warrants to the Company at a price of approximately $12.3 million. Each warrant (the “Initial Warrants”) entitles the Company to purchase one share at a price of $0.35 per share for a period of three years from the closing of the initial investment in March 2021. Pursuant to the IntelGenx SPA, the Company has the right to purchase (in cash, or in certain circumstances, the Company’s equity) additional units for a period of three years from the closing of the initial investment (the “Additional Unit Warrants”). Each Additional Unit Warrant will be comprised of (i) one share of common stock and (ii) one half of one warrant (the “Additional Warrants”). The price for the Additional Unit Warrants will be (i) until the date which is 12 months following the closing and the purchase does not result in the Company owning more than 74,600,000 common shares of IntelGenx, $0.331 (subject to certain exceptions), and (ii) until the date which is 12 months following the closing and the purchase results in the Company owning more than 74,600,000 common shares of IntelGenx or following the date which is 12 months following the closing regardless of the number of shares held by the Company, the lower of (A) a 20% premium to the volume weighted average price of the common share for the thirty trading days immediately preceding the news release of the additional closing, and (B) $0.50 if purchased in the second year following closing or $0.75, if purchased in the third year following closing. Each Additional Warrant will entitle the Company, for a period of three years from the date of issuance, to purchase one share at the lesser of either (i) a 20% premium to the price of the corresponding additional share, or (ii) the price per share under which shares of IntelGenx are issued under convertible instruments that were outstanding on February 16, 2021, provided that the Company may not exercise Additional Warrants to purchase more than the lesser of (x) 44,000,000 common shares of IntelGenx, and (y) the number of common shares issued by IntelGenx under outstanding convertibles held by other investors as of February 16, 2021. Following the initial closing, the Company held a 25% voting interest in IntelGenx. Pursuant to the PPA, the Company is entitled to designate a number of directors to the IntelGenx’s board of directors in the same proportion as the shares of common stock held by the Company to the outstanding of IntelGenx common shares.

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. For the three and six months ended June 30, 2022, the Company recorded an immaterial amount of research & development expense in its condensed consolidated statement of operations in relation to the IntelGenx projects described above. No material research and development services were performed during the three and six months ended June 30, 2021.

The Company has significant influence over IntelGenx through ownership interest in IntelGenx’s equity and the Company’s noncontrolling representation on IntelGenx’s board of directors. The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and Additional Units Warrant, (collectively the “Warrants”) are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares and the Warrants as a component of other income (expense), net in the consolidated statement of operations. The carrying amount of the investment was reduced to zero as of December 31, 2021, during the three and six months ended June 30, 2022, the Company recognized a $0 mark-to-market (“MTM”) gain/loss in the consolidated statements of operations. The carrying value of the investment remained at zero as of June 30, 2022 and December 31, 2021, respectively.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	June 30, 2022
	Compass	GABA
Current assets	$231,994	$4,623
Non-current assets	6,642	—
Total assets	$238,636	$4,623

Current liabilities	$13,233	$371
Non-current liabilities	818	—
Total liabilities	$14,051	$371

	December 31, 2021
	Compass	GABA
Current assets	$295,300	$7,673
Non-current assets	5,598	—
Total assets	$300,898	$7,673

Current liabilities	$15,107	$199
Non-current liabilities	1,379	—
Total liabilities	$16,486	$199

Statements of operations

	Three Months Ended June 30 , 2022
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(27,256)	$—	$(1,964)
Net loss	$(21,037)	$—	$(1,964)

	Three Months Ended June 30 , 2021
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(19,528)	$(409)	$(387)
Net loss	$(19,528)	$(409)	$(387)

	Six Months Ended June 30, 2022
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(52,676)	$—	$(3,570)
Net loss	$(42,208)	$—	$(3,570)

	Six Months Ended June 30, 2021
	Compass	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(33,130)	$(985)	$(1,046)
Net loss	$(33,130)	$(985)	$(1,046)

(1) Results from operations for Neuronasal are through May 17, 2021 at which point the entity is consolidated.

6. Notes Receivable

Long Term Notes Receivable – Related Party

Loan to IntelGenx Corp.

On March 8, 2021, the Company and IntelGenx entered into a loan agreement under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million (the “March Term Loan”). Pursuant to the loan agreement, IntelGenx may, by written notice, request an advance up to an additional $0.5 million as an additional term loan if no event of default has occurred as defined in the loan agreement. On May 11, 2021, the Company paid an additional advance of $0.5 million as an additional term loan (the “May Term Loan”, and together with the March Term Loan the “Term Loans”). The Term Loans were originally due to mature 120 days following the special shareholder meeting of IntelGenx Tech Corp. to approve an additional investment in IntelGenx Tech Corp. by the Company ("Maturity Date"). On May 14, 2021, the Company amended the loan agreement under which the Maturity Date will be the first business day following the first closing of a subscription for additional units if the proceeds from such subscription amount to at least $3.0 million. The loan bears an annualized interest rate of 8% and such interest is accrued daily. The principal amount of the Term Loans plus any accrued interest shall become due and payable on the Maturity Date. On September 14, 2021, the Company entered into an amended and restated loan agreement, which among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, up to a total of $8.5 million. The additional loan amount of $6.0 million are funded via two separate tranches of $3.0 million each in the beginning of 2022 and 2023 respectively, subject to certain conditions. In addition, the amendment further extended the Maturity Date to January 5, 2024. The first tranche was funded in January 2022.

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

The Company recorded the Term Loans at cost which included the principal balance of the note and accrued interest in Long term notes receivables – related parties on its consolidated balance sheets. As of June 30, 2022, the Term Loans have an outstanding balance of $5.9 million. For the three and six months ended June 30, 2022, the Company recognized interest income of $0.1 million and $0.2 million associated with the Term Loans. For the three and six months ended June 30, 2021, the Company recognized an immaterial amount of interest income associated with the Term Loans. The Company assesses the Term Loans for impairment and records an impairment loss when information becomes available that indicates it is probable that the Term Loans have been impaired and the amount of the loss can be reasonably estimated. As of June 30, 2022, no impairment indicators were present.

Investment in DemeRx Promissory Note—Related Party

On January 3, 2020, DemeRx IB loaned to DemeRx $1.0 million pursuant to the terms of a Promissory Note (the "DemeRx Note"). Pursuant to the terms of the DemeRx Note, the aggregate principal amount of $1.0 million together with all accrued and unpaid interest and any other amounts payable are due to be paid on the date that is the earlier of (i) 5 years from the initial closing and (ii) the closing of an initial public offering or a deemed liquidation event of DemeRx IB (the “DemeRx Maturity Date”). Pursuant to the terms of the DemeRx Note, DemeRx may, in its sole discretion pay any amount due under the DemeRx Note, in cash or through cancellation shares of common stock of DemeRx IB, par value $0.0001 per share, of the fair market value of such shares.

The Company recorded the DemeRx Note at cost which included the principal balance of the DemeRx Note and accrued interest, net of any payments received, on its condensed consolidated balance sheets. As of June 30, 2022, and December 31, 2021, respectively, the DemeRx Note had an outstanding balance of $1.1 million and $1.1 million, respectively. For the three and six months ended June 30, 2021, the Company recognized an immaterial amount of interest income associated with the DemeRx Note as a component of Other Income in the consolidated statements of operations. For the three and six months ended June 30, 2022, the Company did not earn any interest income associated with the DemeRx Note.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$38,878	$—	$—	$38,878
Investment in securities at fair value:
U.S. Treasuries	—	3,478	—	3,478
Commercial Paper	—	114,880	—	114,880
Corporate Notes/Bonds	—	107,045	—	107,045
U.S. Government Agencies	—	2,951	—	2,951
Other investment at fair value	—	—	—	—
	$38,878	$228,354	$—	$267,232
Liabilities:
Contingent consideration liability - related parties	$—	$—	2,338	$2,338
Warrant Liability	—	—	283	283
	$—	$—	$2,621	$2,621

	Fair Value Measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$271,856	$—	$—	$271,856
Investment in securities at fair value:
U.S. Treasuries	—	—	—	—
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	—	—	—
U.S. Government Agencies	—	—	—	—
Other investment at fair value	—	—	—	—
	$271,856	$—	$—	$271,856
Liabilities:
Contingent consideration liability - related parties	$—	$—	$2,483	$2,483
Warrant liability	—	—	336	336
	$—	$—	$2,819	$2,819

During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 or Level 3.

Investment Securities Portfolio - Fair Value Option

The Company elected the fair value option for the securities in the investment portfolio. The fair value is based on quoted market prices, when available. When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets.

The cash and cash equivalents held by the Company are categorized as Level 1 investments as quoted market prices are readily available for these investments. All other investments in the investment portfolio are categorized as Level 2 investments as inputs utilized to fair value these securities are either directly or indirectly observable, such as the market price from the last sale of similar assets.

The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

The unrealized gains and losses on the available-for-sale securities, represented by change in the fair value of the investment portfolio, is reported in earnings. Since the investment in the available-for-sale securities are already measured at fair value, no separate credit losses would be recorded in the financials.

Contingent Consideration Liability—Related Parties—Perception, InnarisBio, and TryptageniX

The contingent consideration liability—related parties in the table above relates to milestone and royalty payments in connection with the acquisition of Perception Neuroscience Holdings, Inc. (“Perception”), InnarisBio and TryptageniX. The fair value of the contingent consideration liability—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

• the probability and timing of achieving the specified milestones and royalties as of each valuation date,

• the probability of executing the license agreement,

• the expected first year of revenue, and

• market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of June 30, 2022 and December 31, 2021, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $1.4 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		June 30, 2022	December 31, 2021

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	15.4%	11.4%
	Probability of the milestone	51.9%	51.9%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	22.5% - 24.0%	19.2% - 20.1%
	Discount rate for royalties on milestones	14.2% - 15.6%	10.9% - 11.8%
	Probability of success rate	26.5% - 51.9%	26.5% to 100.0%

The fair value of the contingent liability for TryptageniX was estimated to be $0.8 million and $0.9 million as of June 30, 2022, and December 31, 2021, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

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

The fair value of the warrant liability was estimated to be $0.3 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the warrant lability as of June 30, 2022:

June 30, 2022
Stock Price	$40.41
Expected Volatility	105%

The following table summarizes significant unobservable inputs that are included in the valuation of the warrant lability as of December 31, 2021:

December 31, 2021
Stock Price	$50.56
Expected Volatility	100%

IntelGenx Common Stock, Initial Warrants and Additional Units Warrant

The Company’s investment in IntelGenx consists of Common Shares, Initial Warrants and Additional Units Warrant (collectively the “Warrants”). The Company determined that the Warrants do not meet the definition of a derivative instrument under ASC 815. The Company has classified the Common Shares as Level 2 assets and the Warrants as Level 3 assets in the fair value hierarchy. The Company determined that the initial aggregate fair value was equal to the transaction price and recorded the Common Shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Units Warrant at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Warrants are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as a component of other income (expense), net in the condensed consolidated statement of operations.

The fair value of Common Shares is estimated by applying a discount for lack of marketability (“DLOM”) of 5.0% as of December 31, 2021 and June 30, 2022. The Company estimated a DLOM in connection with the valuation of the Common Shares at initial recognition and as of June 30, 2022 to reflect the restrictions associated with the Common Shares. As of June 30, 2022 the only restriction that remains is the unregistered nature of the Common Shares. The fair value of Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of June 30, 2022 and December 31, 2021, respectively.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheet, was zero as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of June 30, 2022:

June 30, 2022
Value of Underlying	$0.16
Expected Volatility	115%

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of December 31, 2021:

December 31, 2021
Value of Underlying	$0.34
Expected Volatility	105%

The fair value of the Additional Units is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Additional Unit is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Units is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Units, which is included in Other investments held at fair value in the condensed consolidated balance sheet, was zero as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of June 30, 2022:

June 30, 2022
Value of Underlying	$0.16
Expected Volatility	115%

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

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Contingent Consideration Liability - Related Parties	Warrant Liability
Balance as of December 31, 2021	$2,483	$336
Initial fair value of instrument	—	—
Change in fair value	—	—
Extinguishment of liability	(50)	—
Balance as of March 31, 2022	$2,433	$336
Initial fair value of instrument	—	—
Change in fair value	(95)	(53)
Extinguishment of liability		—
Balance as of June 30, 2022	$2,338	$283

	Other Investments Held at Fair Value	Contingent Consideration Liability - Related Parties	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$—	$1,705	$214	$—
Initial fair value of instrument	—	101	304	—
Change in fair value	—	(251)	(41)	—
Balance as of March 31, 2021	$—	$1,555	$477	$—
Initial fair value of instrument	9,358	—	343	249
Change in fair value	(4,720)	911	—	40
Extinguishment of liability	—	—	(820)	—
Balance as of June 30, 2021	$4,638	$2,466	$—	$289

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development related expenses	$3,828	$2,692
Research and development tax credit	226	742
Sales tax receivables	5,674	4,664
Prepaid insurance	72	3,049
Other	1,322	756
Total	$11,122	$11,903

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued accounting, legal, and other professional fees	$3,869	$2,667
Taxes payable	6,880	8,137
Accrued external research and development expenses	4,322	861
Accrued payroll	2,614	2,832
Accrued advisory fees	115	169
Other liabilities	1,113	163
Total	$18,913	$14,829

10. Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Convertible notes issued in November 2018	$48	$125
Convertible notes issued in October 2020	571	623
Unamortized discount and deferred issuance costs	—	(5)
Total	$619	$743

During November 2018, the Company executed a terms and conditions agreement (the “Convertible Note Agreement”) under which it was authorized to issue up to €1.0 million or $1.2 million in convertible promissory notes to investors. An investor would become a party to the Convertible Note Agreement and would be issued a convertible promissory note by executing and delivering a subscription form. In November 2018, certain investors subscribed to the Convertible Note Agreement and the Company issued convertible promissory notes in the aggregate principal amount of €0.2 million or $0.2 million.

In October 2020, certain investors subscribed to the Convertible Note Agreement and the Company issued the remainder of the 2018 Convertible Notes in the aggregate principal amount of €0.8 million or $1.0 million (collectively, the “2018 Convertible Notes”). The total aggregate principal amount of the 2018 Convertible Notes is $1.2 million as of December 31, 2020. The 2018 Convertible Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each 2018 Convertible Note has a notional value of €1 and is convertible into one share of ATAI Life

Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. The 2018 Convertible Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the 2018 Convertible Notes may no longer be exercised.

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

In addition, in connection with the Convertible Note Agreement, the Company issued convertible notes in the principal amounts of €0.5 million or $0.6 million to Apeiron, the family office of the Company’s co-founder, and €0.3 million or $0.4 million to one other shareholder of the Company and the founder of COMPASS in October 2020.

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

The fair value of the October 2020 notes exceeded the principal amount that will be due at maturity. Therefore, at initial recognition, the October 2020 notes were accounted for as convertible debt issued at a substantial premium, such that the face value of the October 2020 Notes are recorded as a liability and the premium was recorded as paid-in capital.

Conversion of 2018 Convertible Promissory Notes - Related Parties

As described in Note 1, the Company undertook a corporate reorganization. Upon the Corporate Reorganization, ATAI Life Sciences N.V became the sole shareholder of ATAI Life Sciences AG. In connection with the Corporate Reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares of ATAI Life Sciences AG to ATAI Life Sciences N.V. and received sixteen shares in ATAI Life Sciences N.V. for every one share of ATAI Life Sciences AG. In 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for an aggregate amount of €5.8 million or $6.9 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

In May 2022, an additional noteholder elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V. The investor paid €17.00 per share for the aggregate amount of €1.0 million or $1.1 million in order to convert its convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

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

All common stockholders have identical rights. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s supervisory board. Upon liquidation, common stockholders will receive distribution on a pro rata basis. As of June 30, 2022 and December 31, 2021, no cash dividends have been declared or paid.

12. Stock-Based Compensation

Atai Life Sciences 2020 Equity Incentive Plan

Effective August 21, 2020, the Company adopted an equity-based compensation plan, the 2020 Employee, Director and Consultant Equity Incentive Plan (as amended from time to time, “2020 Incentive Plan”). The 2020 Incentive Plan is administered by the Company’s supervisory board. The plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such individuals, to induce them to work for the benefit of the Company and to provide additional incentive for them to promote the success of the Company. The 2020 Incentive Plan enables the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to executive officers, directors and employees and consultants of the Company.

The Company has reserved up to 22,658,192 shares of common stock, excluding any shares issued under its Hurdle Share Option Program ("HSOP") described below, for issuance to executive officers, directors, other employees and consultants of the Company pursuant to the 2020 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of June 30, 2022, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan discussed below.

Atai Life Sciences 2021 Incentive Award Plan

Effective April 23, 2021, the Company adopted and the atai shareholders approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). The 2021 Incentive Plan is administered by the Company’s supervisory board. The plan is intended to encourage ownership of shares by employees, directors, and certain consultants to the Company in order to attract and retain such individuals, to induce them to work for the benefit of the Company or of an affiliate and to provide additional incentive for them to promote the success of the Company. The 2021 Incentive Plan enables the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to executive officers, directors and other employees and consultants of the Company.

The Company has reserved up to 46,738,794 shares of common stock, for issuance to executive officers, directors and employees and consultants of the Company pursuant to the 2021 Incentive Plan. In accordance with the evergreen clause in the Company's 2021 Incentive Plan, effective as of January 1, 2022, the number of shares initially available for issuance was increased by 8,033,850 shares of common stock. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of June 30, 2022, 34,131,065 shares were available for future grants under the 2021 Incentive Plan.

Stock Options

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase Common Stock. These stock options have a five-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2021 to June 30, 2022:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	26,687,620		$6.85	4.85	$74,525
Granted	9,670,493	(1)	5.49	—	—
Exercised	(90,784)		2.77	—	—
Cancelled or forfeited	(1,856,558)		10.50	—	—
Outstanding as of June 30, 2022	34,410,771	(2)	$6.28	5.80	$20,402
Options exercisable as of June 30, 2022	13,375,570		$4.03	3.46	$18,236

(1)
Includes (a) 7,930,027 stock options that will vest over a four-year service period, (b) 754,910 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which were not considered probable of achievement as of June 30, 2022, (c) 601,556 stock options that partially vest on date of grant, then over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which were not considered probable of achievement as of June 30, 2022, and (d) 384,000 stock options that will vest on the one-year anniversary of the date of grant.
(2)
The 21,035,201 outstanding unvested stock options balance includes (a) 16,203,479 that will continue to vest over a one to four-year service period, (b) 2,908,034 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 200,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company's publicly traded shares, (d) 754,910 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which were not considered probable of achievement as of June 30, 2022, (e) 584,778 stock options that will continue to vest over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which were not considered probable of achievement as of June 30, 2022, and (f) 384,000 stock options that will vest on the one-year anniversary of the date of grant.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 was $3.48.

The Company estimated the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the six months ended June 30, 2022, the assumptions used in the Black-Scholes option pricing model were as follows:

	June 30,
	2022	2021
Weighted average expected term in years	5.93	3.64
Weighted average expected stock price volatility	70.5%	81.2%
Risk-free interest rate	1.46% - 3.03%	(0.76%) - 1.27%
Expected dividend yield	0%	0%

For the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $8.1 million and $20.6 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $16.7 million and $20.6 million, respectively.

As of June 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $87.5 million, which is expected to be recognized over a weighted average period of 2.11 years.

Atai Life Sciences Hurdle Share Option Plan

On August 21, 2020, the Partnership (as defined below) approved and implemented an employee stock option plan for selected executives, employees, and consultants of the Partnership (the so-called Hurdle Share Options Program or “HSOP Plan”), which became effective on January 2, 2021, the date the first grants under the HSOP Plan were made (the “HSOP Options”). This plan is primarily aimed at German-based executives, employees, and consultants of the Company (collectively, the “HSOP Participants”). The purpose of the HSOP Plan is to permit these individuals to indirectly participate in the appreciation in value of the Company through a German law private partnership,

ATAI Life Sciences HSOP GbR (the “Partnership”). The HSOP Plan was established under the Partnership Agreement of the Partnership. The HSOP Plan requires the exercise price to be equal to the fair value of the shares on the date of grant.

The Partnership acquired 7,281,376 shares of atai common stock (“HSOP Shares”) pursuant to the HSOP Plan. HSOP Options that are canceled or forfeited without having been fully exercised will be available for future awards. As of June 30, 2022, 132,752 HSOP Options were available for future grants under the HSOP Plan.

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

The HSOP Shares issued under the HSOP Plan to the Partnership are indirectly owned by HSOP Participants (being the holders of HSOP Options) via their interest in the Partnership. The grantee is required to pay a nominal value (€0.06 per share) for the shares upon grant (“Nominal Upfront Payment”). Accordingly, the HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes. Therefore, the Company accounted for the Nominal Upfront Payment as an in-substance early exercise provision under ASC 718 as the nominal amount is deducted from the exercise price upon exercise. As of June 30, 2022, the remaining $0.5 million Nominal Upfront Payment was recorded as an Other liability on the consolidated balance sheets.

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

The following is a summary of stock option activity for from December 31, 2021 to June 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,046,496	6.64	14.01	$6,961
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of June 30, 2022	7,046,496	$6.64	13.51	$—
Options exercisable as of June 30, 2022	5,537,474	$6.64	13.51

For the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $1.2 million and $16.7 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $2.5 million and $16.7 million, respectively.

As of June 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $5.6 million which is expected to be recognized over a weighted average period of 0.8 years.

Subsidiary Equity Incentive Plans

Certain controlled subsidiaries of the Company adopted their own equity incentive plans (each, an “EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options and restricted stock unit awards under their respective EIP. Standard option grants have time-based vesting requirements, generally vesting over a period of four years with a contractual term of ten years. Such time-based stock options use the Black-Scholes option pricing model to determine grant date fair value. Certain awards issued to employees partially vest on date of grant, then over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement as of June 30, 2022.

For the three months ended June 30, 2022 and 2021, the Company recorded share-based compensation expense of $0.2 million and $0.2 million, respectively, in relation to subsidiary EIPs. For the six months ended June 30, 2022 and 2021, the Company recorded share-based compensation expense of $0.4 million and $0.4 million, respectively, in relation to subsidiary EIPs. As of June 30, 2022, there was $8.2 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 3.0 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either Research and development or general and administrative expense on the condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended June 30, 2022, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended June 30, 2022
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$3,717	$—	$149	$3,866
General and administrative	4,395	1,176	74	$5,645
Total share based compensation expense	$8,112	$1,176	$223	$9,511

The following table summarizes the total stock-based compensation expense by function for the three months ended June 30, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended June 30, 2021
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$8,698	$—	$161	$8,859
General and administrative	11,940	16,650	63	$28,653
Total share based compensation expense	$20,638	$16,650	$224	$37,512

The following table summarizes the total stock-based compensation expense by function for the six months ended June 30, 2022, which includes expense related to stock options and restricted stock awards (in thousands):

	Six Months Ended June 30, 2022
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$7,344	$—	$296	$7,640
General and administrative	9,402	2,526	152	$12,080
Total share based compensation expense	$16,746	$2,526	$448	$19,720

The following table summarizes the total stock-based compensation expense by function for the six months ended June 30, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Six Months Ended June 30, 2021
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$8,698	$—	$310	$9,008
General and administrative	11,940	16,650	125	$28,715
Total share based compensation expense	$20,638	$16,650	$435	$37,723

13. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $51,000 and $58,000 income tax expense for the three months ended June 30, 2022 and 2021 respectively. The Company recorded $92,000 and $64,000 income tax expense for the six months ended June 30, 2022 and 2021, respectively. The income tax expense during these periods was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The primary difference between the effective tax rate and the statutory tax rate is a result of certain income tax deductions available in the United States that are permanent in nature. The Company continues to maintain a full valuation allowance against its deferred tax assets with the exception of certain deferred tax assets relating to certain subsidiaries in Australia, the United States and the United Kingdom.

14. Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(37,509)	$(53,373)	$(75,067)	$(49,329)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(891)	(4,912)	(1,580)	(1,556)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(36,618)	$(48,461)	$(73,487)	$(47,773)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	153,971,202	132,265,075	153,751,456	125,797,732
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.24)	$(0.37)	$(0.48)	$(0.38)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of June 30,
	2022	2021
Options to purchase common stock	34,410,771	23,797,993
HSOP options to purchase common stock	7,046,496	7,281,376
2018 Convertible Promissory Notes - Related Parties (Note 10)	9,561,824	16,000,000
	51,019,091	47,079,369

The remaining 2018 Convertible Notes would be issuable upon the exercise of conversion rights of convertible note holders for 597,614 shares of common stock of ATAI Life Sciences AG, respectively. Upon conversion, it is expected that the remaining 2018 Convertible Notes would be exchanged on a one-for-sixteen basis for shares of ATAI Life Sciences N.V. which is reflected in the table above. See Note 10 for additional discussion.

15. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the ordinary course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

Leases

As of June 30, 2022, the Company has entered into a five year lease arrangement that has not yet commenced. The Company expects the lease to commence by the end of 2022. This lease will require lease payments over the term of approximately $1.8 million.

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

16. License Agreements

Otsuka License and Collaboration Agreement

On March 11, 2021, Perception entered into a license and collaboration agreement (the “Otsuka Agreement”) with Otsuka under which Perception granted exclusive rights to Otsuka to develop and commercialize products containing arketamine, known as PCN-101, in Japan for the treatment of any depression, including treatment-resistant depression, or major depressive disorder or any of their related symptoms or conditions. Under the terms of the Otsuka Agreement, Otsuka received an exclusive right to develop and commercialize products containing PCN-101 in Japan at its own cost and expense. Perception retained all rights to PCN-101 outside of Japan.

Otsuka owed Perception an upfront, non-refundable payment of $20.0 million as of the execution of the Otsuka Agreement. Perception is also entitled to receive aggregate payments of up to $35.0 million if certain development and regulatory milestones are achieved for the current or a new intravenous formulation of a product and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. Otsuka is obligated to pay Perception a tiered, double-digit royalty on net sales of products containing PCN-101 in Japan, subject to reduction in certain circumstances.

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

Based on this assessment, the Company concluded three performance obligations existed at the outset of the Otsuka Agreement: (i) the exclusive license to PCN-101 and exclusive license to conduct clinical trials in Japan, (ii) Global Requested Ongoing Clinical Studies (as

defined in the Otsuka Agreement) and (iii) Global Ongoing Clinical Studies (as defined in the Otsuka Agreement). The Company determined that the upfront payment of $20.0 million constitutes the transaction price at the outset of the Otsuka Agreement. Future potential milestone payments were fully constrained as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain research and development success or regulatory approvals and therefore carry significant uncertainty. The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. As all performance obligations will have been satisfied in advance of the achievement of the milestone events, if the risk of significant revenue reversal is resolved, any future milestone revenue from the arrangement will be added to the transaction price (and thereby recognized as revenue) in the period the risk is resolved.

For the three and six months ended June 30, 2022, no additional milestones were achieved under the Otsuka Agreement and the Company did not recognize any revenue associated with the Otsuka Agreement based on performance completed during the period. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of June 30, 2022. Perception satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue during the six months ended June 30, 2021. Additionally, the Company recognized license revenues of $0.2 million related to certain research and development services during the three and six months ended June 30, 2022. The Company did not recognize material license revenue during the three and six months ended June 30, 2021.

National University Corporation Chiba University License Agreement

In August 2017, Perception entered into a license agreement (the “CHIBA License”), with the National University Corporation Chiba University (“CHIBA”), relating to Perception’s drug discovery and development initiatives. Under the CHIBA License, Perception has been granted a worldwide exclusive license under certain patents and know-how of CHIBA to research, develop, manufacture, use and commercialize therapeutic products.

During the three and six months ended June 30, 2022 and 2021, respectively, the Company made no material payments pursuant to the CHIBA License.

Allergan License Agreement

In February 2020, Recognify entered into an amended and restated license agreement (the “Allergan License Agreement”), with Allergan Sales, LLC (“Allergan”), under which Allergan granted Recognify an exclusive (non-exclusive as to know-how), sublicensable and worldwide license under certain patent rights and know-how controlled by Allergan to develop, manufacture and commercialize certain products for use in all fields including the treatment of certain diseases and conditions of the central nervous system.

During the three and six months ended June 30, 2022 and 2021, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

Columbia Stock Purchase and License Agreement

In June 2020, Kures entered into a license agreement with Trustees of Columbia University (“Columbia”), pursuant to which, Kures obtained an exclusive license under certain patents and technical information to discover, develop, manufacture, use and commercialize such patents or other products in all uses and applications (“Columbia IP”). In addition, in consideration for the rights to the Columbia IP, Kures entered into a Stock Purchase Agreement (the “SPA”) with Columbia in contemplation of the license agreement. Pursuant to the SPA, Kures issued to Columbia certain shares of the Kures’ capital stock, representing 5.0% of Kures common stock on a fully diluted basis. Furthermore, the SPA provided that from time to time, Kures shall issue to Columbia additional shares of Kures’ common stock, at a per share price equal to the then fair market value of each such share, which price shall be deemed to have been paid in partial consideration for the execution, delivery and performance by Columbia of the License Agreement, such that the common stock held by Columbia shall equal to 5.0% of the common stock on a fully diluted basis, at all times up to and through the achievement of certain funding threshold.

During the three months ended June 30, 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, the Company issued certain anti-dilution common stock to Columbia worth $0.3 million. The Company expensed the cost incurred for acquiring license as research & development expense at inception. Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional share was also expensed as research & development expense during the three and six months ended June 30, 2022.

During the three and six months ended 2021, Kures made no material payments in connection with the Columbia agreement.

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

During the three and six months ended June 30, 2022 and 2021, respectively, Psyber made no material payments pursuant to the Accelerate License agreement.

Dalriada License Agreement

On December 10, 2021, Invyxis, Inc. ("Invyxis"), a wholly owned subsidiary of the Company, entered into an exclusive services and license agreement (the "Invyxis ESLA") with Dalriada Drug Discovery Inc. ("Dalriada"). Under the Invyxis ESLA, Dalriada is to exclusively collaborate with Invyxis to develop products, services and processes with the specific purpose of generating products consisting of new chemical entities. Invyxis will pay Dalriada up to $12.8 million in service fees for research and support services. In addition, Invyxis will pay Dalriada success milestone payments and low single digit royalty payments based on net product sales. Invyxis has the right, but not the obligation, to settle future royalty payments based on net product sales with the Company's common stock. Invyxis and Dalriada will determine the equity settlement based on a price per share determined by both parties.

In January 2022, in accordance with the Invyxis ESLA, Invyxis paid an upfront deposit of $1.1 million, which was capitalized as prepaid research and development expense. The Company will expense the upfront deposit as the services are performed as a component of research and development expense in the consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded $1.4 million and $1.8 million as research and development expense, respectively. During the three and six months ended June 30, 2022, Invyxis made no other service fee payments to Dalriada.

17. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 17.9% and 18.0% of the outstanding common stock in the Company as of June 30, 2022 and December 31, 2021, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.7% and 6.7% of the outstanding common stock in the Company as of June 30, 2022 and December 31, 2021, respectively.

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

On June 10, 2021, Perception received $20.0 million pursuant to the Otsuka Agreement. Upon receipt of the proceeds, the Perception Convertible Notes automatically converted into Series A preferred stock pursuant to their original terms. Sonia Weiss Pick and Family and Aperion received 440,415 shares and 27,809 shares of Perception Series A preferred stock, respectively, upon conversion of the Perception Convertible Notes. The conversion of the Perception December 2020 Notes was accounted for an extinguishment. The March 2020 Notes were accounted for as a conversion. These transactions are further described in Note 10.

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

As a result of the Consulting Agreement, for the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.4 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statement of operations. As a result of this agreement, for the three and six months ended June 30, 2021, the Company recorded $0.3 million of stock-based compensation included in general and administrative expense in its condensed consolidated statement of operations.

For the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statement of operations related to Mr. Angermayer's service as Chairman of the supervisory board. For the three and six months ended June 30, 2021, the Company recorded an immaterial amount of general and administrative expense in its condensed consolidated statement of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

18. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. The Company made an immaterial amount of 401(k) contributions for the three and six months ended June 30, 2022 and 2021, respectively.

19. Subsequent Events

Conversion of 2018 Convertible Notes

In July 2022, a noteholder elected to convert its convertible promissory notes into common shares of the Company. The investor paid €17.00 per share for the aggregate amount of €3.6 million or $3.6 million in order to convert their convertible promissory notes into ATAI Life Sciences N.V. common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

Hercules Term Loan

In August 2022, the Company and Hercules Capital, Inc. (“Hercules”), entered into a Loan and Security Agreement (the “Hercules Loan Agreement”), which provides for an aggregate principal amount of term loans of up to $175.0 million under multiple tranches (the “Team Loans”). The first tranche of the Term Loan was funded upon closing in August 2022 and the remaining loan amount is available at the Company’s discretion through August 1, 2026 (“Maturity Date”), except in the case of certain tranches, which are subject to achievement of certain performance milestones or approvals, as applicable. The Term Loan bears floating interest based on a prime-based variable rate, subject to a floor. The Term Loan matures 48 months from closing, which may be extended to 54 months upon achievement of certain conditions.

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

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Form 10-K and elsewhere in our Form 10-K and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “atai” or the “Company” refer to atai and its consolidated subsidiaries.

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 as a response to the significant unmet need and lack of innovation in the mental health treatment landscape, as well as the emergence of therapies that previously may have been overlooked or underused, including psychedelic compounds and digital therapeutics. We have built a pipeline of several drug and discovery programs, including eight drug and discovery programs and four enabling technologies, each led by focused teams with deep expertise in their respective fields and supported by our internal development and operational infrastructure. We believe that several of our therapeutic programs’ target indications have potential market opportunities of at least $1 billion in annual sales, if approved. A summary of our clinical and preclinical programs, including related prior evidence in humans based on third-party clinical trials or studies, recent advancements, and upcoming milestones, as applicable, follows under the heading "Our Emerging Clinical and Preclinical Programs" below.

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $36.6 million and $73.5 million for the three and six months ended June 30, 2022, respectively. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $48.5 million and $47.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, our accumulated deficit was $431.3 million and $357.8 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model") . We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of June 30, 2022, we had cash and cash equivalents of $84.1 million and short-term securities of $228.4 million. We believe that our existing cash and short-term securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares and from issuances of convertible notes.

Impactful Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs that we expect to generate meaningful data in the near term, and therefore prioritizing programs that we believe have the highest return potential and value. As a result, in July 2022 through reduction of capital allocation and operational resources, we decided to decelerate some of our drug discovery programs, and Revixia Life Sciences, while evaluating potential divestiture of our equity interests in certain deprioritized programs (such as Neuronasal and DemeRx NB).

Our Emerging Clinical and Preclinical Programs

The table below summarizes the status of our product candidate portfolio as of the filing date of this Quarterly Report. Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications including depression, cognitive impairment associated with schizophrenia, or CIAS, OUD, anxiety, and PTSD. We rely on third parties to conduct our preclinical and clinical trials and, as such, progress and timing of these preclinical and clinical trials and related milestone events, including those discussed in greater detail below, may be impacted by several factors including, but not limited to, changes in existing or future contractual obligations or arrangements with these third parties, geographic developments, such as site locations or regulatory requirements, and other changing circumstances associated with these third parties and the clinical trial sites. See the section titled “Risk Factors—Risks Related to Reliance on Third Parties” in the Form 10-K. We currently hold at least a majority interest, or have options to obtain a majority interest, in each of these atai companies.

Note: DMT = N,N-dimethyltryptamine; MDMA = 3,4-Methylenedioxymethamphetamine;

(1)
Perception, Recognify, DemeRx IB, and Kures are all VIEs; GABA is a non-consolidated VIE with operational involvement through MSA model; EmpathBio and Viridia are wholly owned subsidiaries; COMPASS Pathways is a non-controlling equity interest.
(2)
RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl-1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts.
(3)
Developing COMP360, a formulation of psilocybin, administered with psychological support from specially trained therapists.

The following is a summary of our clinical and preclinical programs, including related prior evidence in humans based on third-party clinical trials or studies, recent advancements, and upcoming milestones, as applicable.

Perception Neuroscience: PCN-101 for TRD

•
Product concept: PCN-101 is a parenteral formulation of R-ketamine, a glutamatergic modulator that is a component of racemic ketamine and is being developed as a rapid-acting antidepressant, with the potential to be an at-home non-dissociative alternative to S-ketamine (marketed as SPRAVATO ®).
•
Prior evidence in humans: In a third-party clinical trial, another formulation of R-ketamine was observed to produce a rapid and durable response with limited dissociative side effects in patients with TRD. In September 2020, Perception Neuroscience completed a Phase 1 trial of PCN-101 supporting the advancement of PCN-101 into a Phase 2a proof-of-concept trial.
•
Upcoming milestones: In September 2021, the Phase 2a proof-of-concept trial of PCN-101 for TRD was initiated. This randomized, double-blind, placebo-controlled Phase 2a proof-of-concept trial is designed to assess the efficacy, safety, dose response, and duration of response in patients with TRD. A topline data readout of this trial is expected by the end of 2022. In December 2021, the FDA gave Investigational New Drug ("IND") clearance to conduct a clinical DDI study of PCN-101, which is being advanced alongside the Phase 2a proof-of-concept trial, to assess the pharmacokinetics of PCN-101 when used concurrently with other drugs. The clinical phase of the DDI study was completed in June 2022. Additionally, the PCN-101 Phase 1 relative bioavailability bridging study of the current intravenous formulation and the subcutaneous formulation supporting at-home use is expected to initiate by the end of the first half of 2023.

Recognify Life Sciences: RL-007 for CIAS

•
Product concept: RL-007, a cholinergic, glutamatergic and GABA-B receptor modulator, is an orally available compound that is thought to alter the excitatory/inhibitory balance in the brain to produce pro-cognitive effects. We are developing this compound for the treatment of CIAS.
•
Prior evidence in humans: In third-party studies, other formulations of this compound have been shown to improve aspects of cognitive function in both experimental paradigms involving healthy subjects as well as in a Phase 2 trial in patients suffering from diabetic peripheral neuropathic pain. In April 2021, Recognify initiated a Phase 2 proof-of-mechanism study for RL-007 in 32 CIAS patients, after receiving IND clearance from the U.S. Food and Drug Administration to commence clinical trials for the treatment of CIAS. The study was designed to evaluate the effects of RL-007 on safety, tolerability, electroencephalogram-based biomarkers and cognition.
•
Recent advancements: In December 2021, we announced positive biomarker data from the Phase 2b proof-of-mechanism study of RL-007 in CIAS patients. RL-007 was well tolerated and demonstrated a clinically meaningful behavioral pro-cognitive profile consistent with previous Phase 1 and 2 trials of this compound. Changes in quantitative electroencephalogram ("qEEG") consistent with a previous Phase 1 trial involving a scopolamine challenge were noted. These results support the progression of RL-007 to a double-blind, placebo-controlled Phase 2b proof-of-concept trial with the goal of demonstrating the pro-cognitive benefit of RL-007 in CIAS.
•
Upcoming milestones: We anticipate the Phase 2b proof-of-concept trial to be initiated in the second half of 2022.

GABA: GRX-917 for GAD

•
Product concept: GRX-917 is a patent-protected, deuterated version of etifoxine, the latter an approved treatment for anxiety disorders in France and a few other countries. GRX-917 is anticipated to provide the same differentiated clinical profile as etifoxine.
•
Prior evidence in humans: Etifoxine has been observed to have the rapid onset of anxiolytic activity of benzodiazepines without their sedating or addicting properties. Furthermore, etifoxine is not associated with abuse, dependence or respiratory depression and has been observed to have no significant impact on motor skills or cognition.
•
Recent advancements: In June 2021, GABA initiated a Phase 1 single and multiple ascending dose trial of GRX-917. The ongoing Phase 1 trial is a randomized, double-blind, placebo-controlled study of the safety, tolerability and pharmacokinetics of single and multiple-ascending doses of GRX-917 administered orally to healthy volunteers. As of July 2022, the trial database has been locked.
•
Upcoming milestones: Topline data for this trial is expected in the second half of 2022, and the initiation of a proof-of-concept trial in healthy volunteers is anticipated by the end of this year.

DemeRx IB: DMX-1002 for OUD

•
Product concept: DMX-1002 is an oral formulation of ibogaine, a cholinergic, glutamatergic and monoaminergic receptor modulator that is a naturally occurring psychedelic product isolated from a West African shrub, that we are developing for the treatment of OUD.
•
Prior evidence in humans: In third-party open label studies evaluating other formulations of ibogaine, significant reductions in opioid cravings were observed, both at discharge and at one month post treatment, and were associated with improved mood in patients with OUD.
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
•
Recent advancements: KUR-101 is being evaluated in a Phase 1 randomized, double-blind, two-part study of the safety, tolerability, pharmacokinetics, analgesic and respiratory effects of KUR-101 in healthy volunteers. Part 1 is a five-cohort, single ascending dose study of KUR-101. Part 2 is a three-period crossover study to compare the analgesic and respiratory effects of a single oral dose of KUR-101, a single oral dose of immediate release oxycodone (OxyNorm®), and a single oral dose of placebo in healthy male volunteers. As of June 2022, Part 1 of the Phase 1 trial has been completed and dosing of subjects in Part 2 has commenced.
•
Upcoming milestones: The Phase 1 study designed to evaluate the maximum tolerable dosage is expected to have topline results by the second half of 2022.

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
•
Upcoming milestones: A Phase 1 SAD comparative bioavailability of VLS-01 was initiated in May of this year. The study will compare the relative bioavailability of buccal versus IV formulations, the safety and tolerability of VLS-01 administered by both routes, as well as pharmacodynamics of DMT using qEEG and other measures.

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
•
Upcoming milestones: EMP-01 Phase 1 SAD trial recently received ethics committee approval, and central regulatory approval is anticipated in the second half of 2022.

Our Ownership Position in COMPASS

In addition to our emerging clinical and preclinical programs and enabling technologies, we led the Series A financing round in 2018 for COMPASS, co-led their Series B financing round in 2020 and continue to hold a significant equity ownership position in COMPASS. COMPASS is developing its investigational COMP360 psilocybin therapy, which comprises administration of COMP360 with psychological support from specially trained therapists, with an initial focus on TRD. The therapeutic potential of psilocybin administered in conjunction with psychological support has been shown in multiple academic-sponsored studies, which did not involve COMP360, specifically exhibiting rapid reductions in depression symptoms after a single high dose with no SAEs. COMPASS evaluated COMP360 in conjunction with psychological support in a Phase 2b trial that concluded in July 2021 and reported its topline data in November 2021. The Phase 2b trial produced positive results that showed patient improvements beyond reduction of depression symptoms, including in positive affect and quality of life. The randomized, double-blind, dose-ranging study investigated the safety and efficacy of psilocybin therapy in 233 patients, the largest clinical trial with psilocybin to date. In May 2022, COMPASS announced its end-of-phase 2 meeting with the FDA and subsequently submitted its Phase 3 protocols, which are under review. COMPASS expects to start the phase 3 clinical study by the end of 2022. COMPASS commenced a Phase 2 study in anorexia nervosa during 2022. In 2021, COMPASS launched a Phase II clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in post-traumatic stress disorder, or PTSD. As of June 30, 2022, we beneficially owned 9,565,774 shares representing a 22.5% equity interest in COMPASS. Certain of our founding investors were also seed investors and founders of COMPASS. Our interest in the product candidates of COMPASS is limited to the potential appreciation of our equity interest.

Our Enabling Technologies

We believe our enabling technologies have the potential to support the development of our pipeline and be used as patient support tools. We currently have four enabling technologies housed at our atai companies: Introspect Digital Therapeutics, InnarisBio, EntheogeniX, as well as IntelGenx Technologies, a strategic investment of ours. None of our existing programs were developed using these enabling technologies, and many of these technologies remain in early stage testing and development. We intend to use these enabling technologies to support the future development of our programs. For more information regarding our enabling technologies, see the section titled “Enabling Technologies” in Part 1, Item 1 of our Form 10-K filed with the SEC.

Our Drug Discovery Companies

Although we are currently prioritizing certain clinical phase programs as described further under the section titled “Impactful Capital Allocation and Strategic Value Capture,” above we also believe in the development of innovative and scalable solutions to better meet patient needs. In November 2019, we acquired a majority interest in EntheogeniX Biosciences, a controlled variable interest entity, that is an AI-enabled computational biophysics platform designed to optimize and accelerate drug discovery. PsyProtix, a majority owned subsidiary we launched in February 2021, is developing metabolomics-based biomarkers that stratify TRD patients with the aim to improve patient outcomes through a precision psychiatry approach. In addition, in December 2021 and January 2022, respectively, we announced the launch of two new companies to support this commitment in driving next-generation approaches in the treatment of mental health disorders, TryptageniX and Invyxis. These two companies’ approaches to drug discovery are highly complementary to that of EntheogeniX, our existing AI-enable drug discovery company, of which we acquired a majority interest in 2019. TryptageniX will specialize in both the discovery of new chemical entities (“NCEs”) for our pipeline through bioprospecting and on biosynthesis of our naturally derived development candidates and Invyxis will bring proven medicinal chemistry tools and comprehensive biological screening approaches to our growing enterprise of drug discovery and design. Expanding intellectual property has been essential to our strategy since inception, with key investments made to unlock NCEs. We have already made substantial progress in our drug discovery efforts to date, synthesizing and screening approximately 300 compounds and identifying novel scaffolds that display potential in targeting mental health disorders. For more information regarding our drug discovery companies, see the section titled “Drug Discovery Companies” in Part 1, Item 1 our Form 10-K filed with the SEC.

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

Since inception, we have grown primarily by continually acquiring and investing in other companies. Our IPR&D expenses for the three and six months ended June 30, 2022, were $0.4 million and $0.4 million, respectively, representing 1% and 0.5%, respectively, of our total operating expenses. Our IPR&D expenses for the three and six months ended June 30, 2021 were $8.0 million and $9.0 million, respectively, representing 13.0% and 11.6%, respectively, of our total operating expenses. As we continue to acquire and invest in companies, we expect our IPR&D expenses to increase.

Stock-Based Compensation

In August 2020, we adopted the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) and the Hurdle Share Option Plan (the “HSOP Plan”), which allowed us to grant stock-based awards to executive officers, directors, employees and consultants. Prior to our IPO, we issued stock options that vest over a two to four-year service period, only if and when a “Liquidity Event” (as defined in the plans) occurs, with accelerated vesting if a Liquidity Event occurred by specified dates. Upon the closing of our IPO, the stock-based award vesting contingent upon a Liquidity Event was no longer deferred.

Effective April 23, 2021, we adopted and our shareholders approved the 2021 Incentive Award Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan enables us to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to our executive officers, directors and other employees and consultants. Any shares subject to outstanding options originally granted under the 2020 Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan. For the three months ended June 30, 2022 and 2021, we incurred $9.5 million and $37.5 million of stock-based compensation expense, respectively. For the six months ended June 30, 2022 and 2021, we incurred $19.7 million and $37.7 million of stock-based compensation expense, respectively.

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

Components of Our Results of Operations

Revenue

On March 11, 2021, Perception Neuroscience, Inc. (“Perception”) entered into a license and collaboration agreement (the "Otsuka Agreement"), with Otsuka Pharmaceutical Co., LTD (“Otsuka”), under which we granted exclusive rights to Otsuka to develop and commercialize certain products containing arketamine in Japan for the treatment of depression and other select indications. Perception received an upfront, non-refundable payment of $20.0 million in June 2021 and we are also eligible to receive up to $35.0 million if certain development and regulatory milestones are achieved and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. Perception is eligible to receive tiered, royalties ranging from low-teens to high-teens on net sales of licensed products subject to reduction in certain circumstances.

We recognized $0.2 million and $0.2 million of license revenue for the three and six months ended June 30, 2022, respectively. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of June 30, 2022. To date, there have been no milestones achieved under the Otsuka Agreement. Perception satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue during the six months ended June 30, 2021. Additionally, we recognized revenues of $0.2 million related to certain research and development services during the six months ended June 30, 2021.

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
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including our agreements with third parties, such as consultants and contract research organizations (“CROs”);
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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, contract manufacturing organizations (“CMOs”) and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under third-party license agreements.

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

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021.

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

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We first purchased securities in January 2022.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities except for certain subsidiaries in Australia, the United States, and the United Kingdom as of June 30, 2022 which primarily relate to German and international tax loss carryforwards. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of June 30, 2022 and December 31, 2021, we had no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021 (unaudited)

	Three Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
License revenue	$170	$—	170	100.00%
Operating expenses:
Research and development	17,949	16,026	1,923	12.00%
Acquisition of in-process research and development	357	7,962	(7,605)	-95.52%
General and administrative	17,221	37,331	(20,110)	-53.87%
Total operating expenses	35,527	61,319	(25,792)	-42.06%
Loss from operations	(35,357)	(61,319)	25,962	-42.34%
Other income (expense), net:
Interest income	117	35	82	234.29%
Change in fair value of contingent consideration liability - related parties	95	(911)	1,006	-110.43%
Change in fair value of derivative liability	—	—	—	0.00%
Change in fair value of warrant liability	53	—	53	100.00%
Change in fair value of securities carried at fair value	(584)	—	(584)	100.00%
Unrealized loss on other investments held at fair value	—	(5,460)	5,460	-100.00%
Loss on conversion of convertible promissory notes	—	(513)	513	-100.00%
Gain on consolidation of a variable interest entity	—	3,543	(3,543)	-100.00%
Foreign exchange gain (loss), net	4,882	(2,558)	7,440	100.00%
Other expense, net	(12)	(118)	106	-89.83%
Total other income (expense), net	4,551	(5,982)	10,533	-176.08%
Loss before income taxes	(30,806)	(67,301)	36,495	-54.23%
Provision for income taxes	(51)	(58)	7	-12.07%
Gain on dilution of equity method investments	—	16,923	(16,923)	-100.00%
Losses from investments in equity method investees, net of tax	(6,652)	(2,937)	(3,715)	126.49%
Net loss	$(37,509)	$(53,373)	15,864	-29.72%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(891)	(4,912)	4,021	-81.86%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(36,618)	$(48,461)	$11,843	-24.44%

License Revenue

We recognized $0.2 million of license revenue for the three months ended June 30, 2022 related to certain research and development services provided per the Otsuka Agreement signed in March 2021. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of June 30, 2022. We did not recognize any license revenue during the three months ended June 30, 2021.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
PCN-101 (Perception)	$3,609	$2,373	$1,236	52.1%
Novel drug compounds (Invyxis)	1,430	—	1,430	100.0%
KUR-101 (Kures)	1,214	376	838	222.9%
EMP-01 (EmpathBio Inc)	1,089	249	840	337.3%
RLS-01 (Revixia)	953	188	765	406.8%
DMX-1002 (DemeRx IB)	924	949	(25)	(2.6%)
Novel compounds (TryptageniX)	502	—	502	100.0%
Novel compounds (EntheogeniX)	455	133	322	242.1%
RL-007 (Recognify)	312	676	(364)	(53.8%)
Novel drug delivery (InnarisBio)	143	200	(57)	-28.5%
VLS-01 (Viridia)	(214)	646	(860)	-133.2%
Other (Introspect, Psyber, Psyprotix, Neuronasal)	338	211	127	60.3%
Unallocated research and development expenses:
Personnel expenses	6,733	9,851	(3,118)	-31.7%
Professional and consulting services	363	118	245	207.6%
Other	98	56	42	75.0%
Total research and development expenses	$17,949	$16,026	$1,923	12.0%

Research and development expenses were $17.9 million for the three months ended June 30, 2022, compared to $16.0 million for the three months ended June 30, 2021. The increase of $1.9 million was primarily attributable to a $4.7 million increase of direct costs at the platform companies as discussed below, partially offset by a $3.1 million decrease in personnel costs, which included a $5.0 million decrease in stock-based compensation.

The $1.2 million increase in direct costs for PCN-101 was primarily due to an increase of $0.8 million in clinical costs, $0.3 million increase in manufacturing expenses and $0.3 million of increased personnel costs, which included a $0.2 million increase in stock-based compensation.

The direct costs of $1.4 million for Invyxis relate to preclinical and discovery activities.

The $0.8 million increase in direct costs for KUR-101 was primarily due to a $0.9 million increase in clinical costs, offset by $0.1 million decrease in preclinical activities and personnel costs.

The $0.8 million increase indirect costs for EMP-001 was primarily due to a $0.9 million increase in clinical and preclinical activities cost, offset by a $0.1 million decrease in manufacturing costs.

The increase of direct costs for RLS-01 by $0.8 million was primary attributable to manufacturing and preclinical costs.

The slight reduction of direct costs for the DMX-1002 program is a result of a $0.4 million decrease in manufacturing and preclinical activities and a $0.3 million increase in clinical development costs.

The direct costs of $0.5 million for TryptageniX relate to preclinical and discovery activities.

The $0.3 million increase in direct costs for EntheogeniX was primarily due to a $0.4 million increase in preclinical activities cost, partially offset by a $0.1 million decrease in manufacturing costs.

The $0.4 million decrease in direct costs for the RL-007 program relates to a reduction in clinical costs.

The $0.06 million decrease in direct costs for InnarisBio relates to a $0.2 million decrease in preclinical activities cost, mostly offset by a $0.14 million increase in manufacturing costs.

The $0.8 million decrease in direct costs for VLS-01 was primarily due to a $0.8 million decrease in manufacturing costs. The decrease in manufacturing costs is primarily attributable to a credit received pursuant to our Strategic Development Agreement with IntelgenX. Per this agreement, IntelgenX will reimburse atai for specified research and development costs, up to 20% of the proceeds IntelgenX receives from atai for purchases of IntelgenX securities. See Note 5 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

During the three months ended June 30, 2022, we incurred $0.3 million of direct costs in association with IntroSpect, Psyber, Psyprotix, and Neuronasal; direct costs associated with these programs were related to preclinical development and initial clinical-stage activities.

Acquisition of In-Process Research and Development Expense

	Three Months Ended June 30, (unaudited)
	2022	2021	Change	% Change
	(in thousands, except percentages)
Acquisition of in-process research and development expense by program:
Kures	$357	$—	357	100.0%
Neuronasal	—	7,962	(7,962)	-100.0%
Total acquisition of in-process research and development expense	$357	$7,962	$(7,605)	-95.5%

Acquisition of in-process research and development expenses was $0.4 million for the three months ended June 30, 2022 , which relates to license costs incurred by Kures. Acquisition of in-process research and development expenses was $8.0 million for the three months ended June 30, 2021, which was primarily due to IPR&D acquired from Neuronasal in May 2021. The acquired IPR&D was considered to have no future alternative use.

General and Administrative Expenses

General and administrative expense was $17.2 million for the three months ended June 30, 2022 compared to $37.3 million for the three months ended June 30, 2021. The decrease of $20.1 million was largely attributable to a decrease of $23.0 million in stock-compensation expense and a $1.5 million decrease in professional and consulting fees, partially offset by a $2.5 million increase in personnel and facilities costs, and a $1.2 million increase in insurance costs.

Interest Income

Interest income for the three months ended June 30, 2022 and 2021 primarily consisted of interest earned on our cash balances and notes receivable during these periods. Interest income did not change materially for the three months ended June 30, 2022 and 2021.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the three months ended June 30, 2022, we recognized $0.1 million of income due to the increase in the fair value of our Contingent Consideration Liabilities. We recognized $0.9 million of expense for the three months ended June 30, 2021. The changes in the fair value of the contingent consideration liability were primarily due to updates to certain assumptions used to calculate the Perception contingent consideration liability, such as the discount rate.

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

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. The change in fair value of warrant liability for the three months ended June 30, 2022 and 2021 was not material.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the three months ended June 30, 2022, we recognized a loss of $0.6 million relating to the change in fair value of securities.

Unrealized Loss on Other Investments Held at Fair Value

In May 2021, we received IntelGenx common stock, warrants and additional unit warrants for a price of approximately $12.3 million. We determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the warrants at $1.2 million and the additional unit warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. Subsequently, changes in fair value of the common shares, the warrants and additional unit warrants are recorded as a component of other income (expense), net in the condensed consolidated statement of operations. During the three months ended June 30, 2022, we recognized $0 of unrealized loss on other investments held at fair value. During the three months ended June 30, 2021, we recognized $5.5 million of unrealized loss on other investments held at fair value.

Loss on Conversion of Convertible Promissory Notes

Loss on conversion of convertible promissory notes for the three months ended June 30, 2021 was $0.5 million. In June 2021, upon the funding of the Otsuka Agreement, the Perception convertible promissory notes were converted into Perception Series A preferred stock. The loss represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million. Upon conversion, no further loss will be recorded.

Gain on Consolidation of a Variable Interest Entity

Gain on consolidation of a variable interest entity for the three months ended June 30, 2021 was $3.5 million. We purchased additional shares of Neuronasal in May 2021 and recognized a gain of $3.5 million. The gain was calculated as the sum of the consideration paid of $1.0 million, the fair value of the noncontrolling interest issued of $3.0 million, the carrying value of our investments in Neuronasal’s common stock and preferred stock prior to May 2021 of $0.8 million, less the fair value of identifiable net assets acquired of $8.3 million. The fair value of the IPR&D acquired of $8.3 million was charged to research and development expense as it had no alternative future use at the time of the acquisition. Upon consolidation, no further gain will be recorded.

Foreign Exchange Gain (Loss), Net

We recorded a gain of $4.9 million related to foreign currency exchange rates for the three months ended June 30, 2022 and a loss of $2.6 million related to foreign currency exchange rate for the three months ended June 30,2021. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Expense, Net

Other expense, net for the three months ended June 30, 2022 was immaterial. Other expense, net for the three months ended June 30, 2021 was $0.1 million, which primarily consisted of interest expense.

Provision For Income Taxes

We incurred current income tax expense of $51,000 for the three months ended June 30, 2022 compared to $58,000 for the three months ended June 30, 2021. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended June 30, 2022 and 2021 was $6.7 million and $2.9 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Six Months Ended June 30, 2022 and 2021 (unaudited)

	Six Months Ended June 30, (unaudited)
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
License revenue	$170	$19,880	(19,710)	-99.14%
Operating expenses:
Research and development	33,409	21,611	11,798	54.59%
Acquisition of in-process research and development	357	8,934	(8,577)	-96.00%
General and administrative	35,203	46,604	(11,401)	-24.46%
Total operating expenses	68,969	77,149	(8,180)	-10.60%
Loss from operations	(68,799)	(57,269)	(11,530)	20.13%
Other income (expense), net:
Interest income	215	72	143	198.61%
Change in fair value of contingent consideration liability - related parties	95	(660)	755	-114.39%
Change in fair value of derivative liability	—	41	(41)	-100.00%
Change in fair value of warrant liability	53	—	53	100.00%
Change in fair value of securities carried at fair value	(1,324)		(1,324)	100.00%
Unrealized loss on other investments held at fair value	—	(5,460)	5,460	-100.00%
Loss on conversion of convertible promissory notes	—	(513)	513	-100.00%
Gain on consolidation of a variable interest entity	—	3,543	(3,543)	-100.00%
Change in fair value of debt securities carried at fair value	—	—	—
Foreign exchange gain (loss), net	7,045	(1,068)	8,113
Other income (expense), net	(12)	(234)	222	-94.87%
Total other income (expense), net	6,072	(4,279)	10,351	-241.90%
Loss before income taxes	(62,727)	(61,548)	(1,179)	1.92%
Provision for income taxes	(92)	(64)	(28)	43.75%
Gain on dilution of equity method investments	—	16,923	(16,923)	-100.00%
Losses from investments in equity method investees, net of tax	(12,248)	(4,640)	(7,608)	163.97%
Net loss	$(75,067)	$(49,329)	(25,738)	52.18%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,580)	(1,556)	(24)	1.54%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(73,487)	$(47,773)	$(25,714)	53.83%

License Revenue

Perception satisfied the performance obligation related to the license under the Otsuka Agreement upon delivery of the license and we recognized $19.7 million allocated to the license as license revenue during the six months ended June 30, 2021. Additionally, we recognized revenues of $0.2 million related to certain research and development services during the six months ended June 30, 2022.

Research and Development Expenses

The table and discussion below present research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
PCN-101 (Perception)	$5,800	$4,072	$1,728	42.4%
EMP-01 (EmpathBio Inc)	$2,443	331	2,112	638.1%
KUR-101 (Kures)	$2,008	688	1,320	191.9%
VLS-01 (Viridia)	$1,576	1,067	509	47.7%
Novel drug compounds (Invyxis)	$1,796	—	1,796	100.0%
DMX-1002 (DemeRx IB)	$1,490	1,835	(345)	(18.7%)
RLS-01 (Revixia)	$1,344	280	1,064	380.0%
RL-007 (Recognify)	$707	1,076	(369)	(34.3%)
Novel compounds (TryptageniX)	$702	—	702	100.0%
Novel compounds (EntheogeniX)	$670	245	425	173.5%
Novel drug delivery (InnarisBio)	$383	224	159	71.0%
Other (Introspect, Psyber, Psyprotix, Neuronasal)	$657	187	470	251.3%
Unallocated research and development expenses:
Personnel expenses	$13,054	11,119	1,935	17.4%
Professional and consulting services	$498	303	195	64.4%
Other	$281	182	99	54.4%
Total research and development expenses	$33,409	$21,609	$11,800	54.6%

Research and development expenses were $33.4 million for the six months ended June 30, 2022, compared to $21.6 million for the six months ended June 30, 2021. The increase of $11.8 million was primarily attributable to an increase of $9.6 million of direct costs at the platform companies as discussed below and $1.9 million of personnel costs, which included a $1.4 million decrease in stock-based compensation.

The $1.7 million increase in direct costs for PCN-101 was primarily due to an increase of $1.9 million in clinical development costs and $0.3 million increase in personnel cost, offset by a reduction of $0.6 million of preclinical and other expenses.

The $2.1 million increase in indirect costs for EMP-001 was primarily due to a $1.7 million increase in preclinical activities cost and a $0.3 million increase in manufacturing costs.

The $1.3 million increase in direct costs for KUR-101 was primarily due to an increase of $1.1 million in clinical development costs, $0.4 million of preclinical activities, partially offset by a decrease of $0.1 million personnel costs and $0.1 million reduction in manufacturing costs.

The $0.5 million increase in direct costs for VLS-01 was primarily due to a $0.3 million increase in manufacturing costs, a $0.2 million increase in clinical costs.

The direct costs of $1.8 million for Invyxis relate to preclinical and discovery activities.

The reduction of direct costs for the DMX-1002 program of $0.3 million primarily relates to reduced preclinical development costs.

The increase of direct costs for RLS-01 by $1.1 million was primary attributable to manufacturing and preclinical costs.

The $0.4 million reduction in direct costs for the RL-007 program was primarily related to a decrease in clinical costs.

The direct costs of $0.7 million for TryptageniX relate to preclinical and discovery activities.

The $0.4 million increase in direct costs for EntheogeniX was primarily due to a $0.6 million increase in preclinical activities cost, partially offset by a $0.2 million decrease in manufacturing costs.

The $0.2 million increase in direct costs for InnarisBio relate to manufacturing and preclinical activities cost.

During the six months ended June 30, 2022, we incurred $0.7 million of direct costs in association with IntroSpect, Psyber, Psyprotix, and Neuronasal ; direct costs associated with these programs were related to preclinical development and initial clinical-stage activities.

Acquisition of In-Process Research and Development Expense

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Acquisition of in-process research and development expense by program:
Kures	$357	$—	$357	100.00%
Neuronasal	—	7,962	(7,962)	-100.00%
InnarisBio	—	972	(972)	-100.00%
Total acquisition of in-process research and development expense	$357	$8,934	$(8,577)	-96.00%

Acquisition of in-process research and development expenses was $0.4 million for the six months ended June 30, 2022 ,which relates to license costs incurred by Kures. Acquisition of in-process research and development expenses was $9.0 million for the six months ended June 30, 2021, which was IPR&D acquired from Neuronasal in May 2021 and InnarisBio in March 2021. The acquired IPR&D was considered to have no future alternative use.

General and Administrative Expenses

General and administrative expenses were $35.2 million for the six months ended June 30, 2022 compared to $46.6 million for the six months ended June 30, 2021. The decrease of $11.4 million was largely attributable to a decrease of $16.6 million in stock-compensation expense and a $2.4 million decrease in professional and consulting fees, partially offset by a $3.8 million increase in personnel and facilities costs, a $2.9 million increase in insurance costs and a $0.7 million increase in regulatory fees and supervisory board of directors compensation.

Interest Income

Interest income for the six months ended June 30, 2022 and 2021 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We had interest income for the six months ended June 30, 2022 and 2021 of $0.2 million and $0.1 million, respectively.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the six months ended June 30, 2022, we recorded income of $0.1 million due to the increase in the fair value of our Contingent Consideration Liabilities. For the six months ended June 30, 2021, we recognized expense of $0.7 million. The changes in the fair value of the contingent consideration liability were primarily attributable to the Perception contingent consideration. During the six months ended June 30, 2021 we closed the Otsuka Agreement. Prior to closing the Otsuka Agreement, we used a probability weighted approach for the royalty payments, where 80% was applied to the license scenario and 20% was applied to the no-license scenario. As of June 30, 2021, the license transaction had closed and the scenario-based method with 80%/20% probability was no longer used.

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. The change in fair value of warrant liability for the six months ended June 30, 2022 and 2021 was not material.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the six months ended June 30, 2022 and 2021, we recognized a loss of $1.3 million and an immaterial change, respectively, relating to the fair value of securities.

Unrealized Loss on Other Investments Held at Fair Value

In May 2021, we received IntelGenx common stock, warrants and additional unit warrants for a price of approximately $12.3 million. We determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the warrants at $1.2 million and the additional unit warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. Subsequently, changes in fair value of the common shares, the warrants and additional unit warrants are recorded as a component of other income (expense), net in the condensed consolidated statement of operations. During the six months ended June 30, 2022, we recognized $0 of unrealized loss on other investments held at fair value. During the six months ended June 30, 2021, we recognized $5.5 million of unrealized loss on other investments held at fair value.

Loss on Conversion of Convertible Promissory Notes

Loss on conversion of convertible promissory notes for the three months ended June 30, 2021 was $0.5 million. In June 2021, upon the funding of the Otsuka Agreement, the Perception convertible promissory notes were converted into Perception Series A preferred stock. The loss represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million. . Upon conversion, no further loss will be recorded.

Gain on Consolidation of a Variable Interest Entity

Gain on consolidation of a variable interest entity for the three months ended June 30, 2021 was $3.5 million. We purchased additional shares of Neuronasal in May 2021 and recognized a gain of $3.5 million. The gain was calculated as the sum of the consideration paid of $1.0 million, the fair value of the noncontrolling interest issued of $3.0 million, the carrying value of our investments in Neuronasal’s common stock and preferred stock prior to May 2021 of $0.8 million, less the fair value of identifiable net assets acquired of $8.3 million. The fair value of the IPR&D acquired of $8.3 million was charged to research and development expense as it had no alternative future use at the time of the acquisition. Upon consolidation, no further gain will be recorded.

Foreign Exchange Gain (Loss), Net

We recorded a gain of $7.0 million related to foreign currency exchange rates for the six months ended June 30, 2022 and a loss of $1.1 million related to foreign currency exchange rates for the six months ended June 30,2021. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Expense, Net

Other expense, net for the six months ended June 30, 2022 was not material. Other expense, net for the six months ended June 30, 2021 was $0.2 million, which primarily consisted of interest expense.

Provision For Income Taxes

We incurred current income tax expense of $92,000 for the six months ended June 30, 2022 compared to $64,000 for the six months ended June 30, 2021. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the six months ended June 30, 2022 and 2021 were $12.3 million and $4.6 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Sources of Liquidity

Initial Public Offering

In June 2021, we completed our IPO and issued and sold 17,250,000 of our common shares at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. As of June 30, 2022, we had cash and cash equivalents of $84.1 million and short-term securities of $228.4 million.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.8 million or $6.9 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. In May 2022, an additional noteholder elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V. The investor paid €17.00 per share for the aggregate amount of €1.0 million or $1.1 million in order to convert its convertible promissory notes into ATAI Life Sciences AG common shares. Concurrently, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The remaining convertible promissory notes balance as of June 30, 2022 was $0.6 million. In July 2022, an additional noteholder elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V. The investor paid €17.00 per share for an aggregate amount of €3.6 million or $3.6 million in order to convert its convertible promissory notes into ATAI Life Sciences AG common shares. Concurrently, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS ordinary shares, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $103.5 million as of June 30, 2022. As of June 30, 2022, the carrying value of our investment in COMPASS was $1.2 million under the equity method. Through a series of open market transactions between November 23, 2021 and December 7, 2021 we purchased additional equity investments in COMPASS common stock. As of June 30, 2022, our voting interest in COMPASS was 22.5%.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of June 30, 2022, we had cash and cash equivalents of $84.1 million and short-term securities of $228.4 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months from the date of this Quarterly Report.

We expect to incur substantial additional expenditures in the near term to support our ongoing activities. Additionally, we have incurred and expect to continue to incur additional costs as a result of operating as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings.

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

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. If we are unable to obtain this funding when needed on acceptable terms or at all, we could be forced to delay, limit or terminate our product development efforts.

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

Cash Flows

The following table summarizes our cash flows for six months ended June 30, 2022 and 2021:

	June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(45,917)	$(14,627)
Net cash used in investing activities	(232,950)	(32,029)
Net cash provided by financing activities	1,926	404,262
Effect of foreign exchange rate changes on cash	(1,193)	(1,230)
Net increase (decrease) in cash	$(278,134)	$356,376

Net Cash Used in Operating Activities

Net cash used in operating activities was $45.9 million for the six months ended June 30, 2022, which consisted of a net loss of $75.0 million, adjusted by non-cash charges of $28.5 million and net cash inflows from the change in operating assets and liabilities of $0.7 million. The non-cash charges primarily consisted of $19.7 million of stock-based compensation, $12.2 million of losses from our equity method investments and a $1.3 million loss relating to the change in the fair value of our short-term securities during the period, partially offset by $5.0 million of unrealized foreign exchange gains. The net cash inflows from the change in operating assets and liabilities were primarily due to a $2.6 million decrease in accounts payable and a decrease of $0.9 million in prepaid expenses and other current assets, partially offset by a $2.3 million increase in accrued liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $232.9 million for the six months ended June 30, 2022, primarily driven by $229.7 million of cash paid for securities carried at fair value and $3.0 million of loans remitted to related parties.

Net cash used in investing activities was $32.0 million for the six months ended June 30, 2021, primarily driven by additional investments of $23.4 million in our other investments, $5.4 million additional investments into equity method investees, $0.3 million of purchases of property, plant and equipment, $0.2 million of capitalized internal-use software development costs, $2.6 million of loans to related parties and $0.2 million of purchase of other assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2022, due to $1.0 million of proceeds from the conversion of convertible notes to common stock, $0.6 million from the issuance of subsidiary preferred shares, and $0.3 million of proceeds from stock option exercises.

Net cash provided by financing activities was $404.3 million for the six months ended June 30, 2021, primarily due to $400.3 million of net proceeds from the issuance of our common stock, $2.4 million of proceeds from our sale of Innoplexus investments treated as a secured financing, and $1.6 million of proceeds from the issuance of convertible promissory notes.

Indebtedness

Convertible Notes

Between November 2018 and June 30, 2022 we issued an aggregate of $34.3 million of convertible notes.

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. In 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.8 million ($6.9 million) in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 5,478,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. As of June 30, 2022 an aggregate principal amount of $0.6 million remained outstanding under the 2018 Convertible Notes.

In March 2020, we received proceeds of $0.6 million from the issuance of Perception Notes, as defined below, to third party investors. In December 2020, January 2021, and May 2021 we received $0.4 million, $0.8 million, and $0.8 million respectively, in proceeds from the issuance of additional Perception Notes. The Perception Notes are convertible upon mandatory conversion events into shares of Perception. The Perception Notes converted in June 2021 in connection with the receipt of proceeds of $20.0 million pursuant to the licensing and collaboration arrangement between Perception and Otsuka.

Investment in Convertible Promissory Notes—Related Party

On March 16, 2020, Perception entered into a convertible promissory note agreement with us and certain other unrelated investors, or the Perception Note Purchase Agreement, pursuant to which Perception Neuroscience issued $3.9 million in principal amount of convertible notes in aggregate. Under the Perception Note Purchase Agreement, Perception Neuroscience issued convertible notes, or the Perception Notes, in the aggregate principal amount of $3.3 million to us and $0.6 million to other investors, including related parties. The Perception Notes bear interest at an annual rate of 5% and are due and payable on June 30, 2022 unless earlier converted. In December 2020, Perception issued additional convertible notes to us, certain related parties and third party investors in the aggregate principal amount of $7.0 million, of which $5.8 million was issued to us and $1.2 million was issued to other investors, including related parties. In January 2021, pursuant to the Perception Note Purchase Agreement, Perception issued an aggregate principal amount of $0.8 million to other investors, including related parties, as part of its first tranche funding. In May 2021, Perception issued additional convertible notes to us, certain related parties and third party investors in the aggregate principal amount of $5.0 million, of which $4.2 million was issued to us and $0.8 million was issued to other investors, including related parties, as part of its second tranche funding. The notes bear interest at an annual rate of 5% and are due and payable on February 28, 2022, unless earlier converted. Perception may not prepay in whole or in part without our consent.

In June 2021, Perception received proceeds of $20.0 million pursuant to the Ostuka Agreement. Upon receipt of the proceeds, the convertible promissory notes automatically converted into 6,456,595 shares of Series A preferred stock of Perception pursuant to their original terms.

Hercules Term Loan

On August 9, 2022 (the “Closing Date”), we, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain of our subsidiary guarantors (collectively, the “Subsidiary Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches

(the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $15.0 million on the Closing Date (the “Tranche 1A Advance”); (ii) at any time after the Closing Date but on or prior to March 15, 2023 (the “Tranche 1B Expiration Date”), term loan advances in an aggregate principal amount of up to $20.0 million (the “Tranche 1B Advances”); (iii) at any time beginning upon the earlier of (A) the Tranche 1B Expiration Date and (B) the date on which all amounts available to be drawn under the Tranche 1B Advances have been drawn and on or prior to December 15, 2023 (the “Tranche 1C Expiration Date”), term loan advances in an aggregate principal amount of up to $25.0 million (the “Tranche 1C Advances” and together with the Tranche 1A Advance and the Tranche 1B Advances, the “Tranche 1 Advances”); (iv) subject to us achieving certain performance milestones and, beginning upon the earlier of (A) the date on which all amounts available to be drawn under the Tranche 1C Advances have been drawn and (B) the Tranche 1C Expiration Date, on or prior to June 30, 2024, term loan advances in an aggregate principal amount of $15.0 million (the “Tranche 2 Advances”); and (v) subject to approval by the Lenders’ respective investment committees in its discretion, on or prior to March 31, 2025, term loan advances in an aggregate principal amount of up to $100.0 million (the “Tranche 3 Advances”). With the exception of the first $15.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at our election, subject to applicable conditions to draw. We have agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general business purposes.

We are permitted to engage in certain specified transactions (subject to mandatory prepayment in certain instances as well as certain limitations, including the pledge of equity interests of certain subsidiaries and VIEs), including but not limited to, (i) entering into non-exclusive and certain specified exclusive licensing arrangements with respect to intellectual property without the consent of the Lenders; and (ii) entering into certain permitted acquisitions.

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if we achieve certain performance milestones, raise at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to June 30, 2024, and satisfy certain other specified conditions. The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.55% and (ii) 8.55%. Accrued interest is payable monthly following the funding of each term loan advance. We may make payments of interest only, without any loan amortization payments, for a period of thirty (30) months following the Closing Date, which period may be extended to (i) thirty-six months if certain additional performance milestones have been achieved; and (ii) forty-two months if certain additional performance milestones have been achieved. At the end of the interest only period, we are required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

As collateral for the obligations under the 2022 Term Loan Facility, we have granted to the Agent for the benefit of the Lenders a senior security interest in substantially all of our, ATAI AG and each Subsidiary Guarantor’s property (including a pledge of equity interests of certain subsidiaries and VIEs), exclusive of intellectual property, with certain limited exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, we shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that our market capitalization is at least $600.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of the Closing Date, we were in compliance with all applicable covenants under the Loan Agreement.

In addition, we are required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date, (ii) the date that we prepay, in full or in part, the principal balance of the 2022 Term Loan Facility, or (iii) the date that the outstanding balance of the 2022 Term Loan Facility becomes due and payable. The End of Term Charge is 6.95% of the aggregate original principal amount of the term loans so repaid or prepaid under the Loan Agreement.

We may, at our option, prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.00% of the principal amount prepaid if the prepayment occurs on or prior to the first anniversary of the Closing Date, (ii) 1.0% of the principal amount prepaid if the prepayment occurs after the first anniversary and on or prior to the second anniversary of the Closing Date, and (iii) 0.5% of the principal amount prepaid if the prepayment occurs after the second anniversary and prior to the Maturity Date.

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 30, 2022. During the six months ended June 30, 2022, there have been no material changes from the contractual commitments and obligations previously disclosed in our Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K. While we have investments classified as VIEs, their purpose is not to provide off-balance sheet financing.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2022, we had cash and cash equivalents of $84.1 million and short-term securities of $228.4 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of June 30, 2022, we had $0.6 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, an immediate 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of June 30, 2022, the carrying amount of our short and long-term notes receivables was an aggregate amount of $7.6 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, an immediate 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at reasonable assurance level as of June 30, 2022 as a result of the material weaknesses described below.

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

Management’s Remediation Efforts

As disclosed herein, we have identified and begun to implement several steps, as further described below, designed to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses, and our remediation plan may not prove to be successful. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. As of June 30, 2022 the material weaknesses had not been remediated.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item lA. Risk Factors.

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled "Risk Factors" in our Form 10-K. Other than as discussed below, there have been no material changes to the risk factors described in Part I, Item 1A of our Form 10-K. If any of the risk factors described in the Form 10-K actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common shares could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

As a result of covenants related to our Loan Agreement with Hercules, our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business.

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risks – Indebtedness – Hercules Term Loan,” in August 2022, we entered into the Loan Agreement with Hercules, pursuant to which we have total borrowing capacity under several tranches of the 2022 Term Loan Facility of up to $175.0 million aggregate principal. The 2022 Term Loan Facility is secured by a lien on substantially all of our assets, including intellectual property, with certain limited exceptions set forth in the Loan Agreement. The Loan Agreement contains various covenants that may restrict our ability, among other things, to sell, transfer, lease or dispose of certain assets; make material changes to our business; incur indebtedness; encumber or permit liens on certain assets; make certain investments and acquisitions; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common shares; and enter into certain transactions. Our business may be adversely affected by these restrictions on our ability to operate our business.

In addition, we are required under the Loan Agreement to comply with various covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Lan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

We intend to satisfy our current and future debt service obligations with our existing cash, cash equivalents and available for sale securities, potential future product revenues and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing on acceptable terms, or at all, to pay the amounts due under the 2022 Term Loan Facility.

Any breach by us, or any event of default under, our Loan Agreement could result in a material adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, in November 2018 and October 2020, ATAI Life Sciences AG issued an aggregate principal amount of €1.0 million of convertible notes in a notional amount of €1.00 each (the “2018 Notes”), each such 2018 Note convertible into one common share of ATAI Life Sciences AG at a conversion price of €17.00 per common share (an “ATAI AG Conversion Share”).

In connection with the 2018 Notes, on May 5, 2022, we entered into a Notes Conversion Agreement (the “Agreement”) with ATAI Life Sciences AG and a noteholder. Pursuant to the Agreement, the noteholder has converted 60,000 of its 2018 Notes into ATAI AG Conversion Shares in exchange for an aggregate payment of €1.0 million. In addition, pursuant to the Agreement, concurrent with the conversion of the 2018 Notes into ATAI AG Conversion Shares, the ATAI AG Conversion Shares has been exchanged into 960,000 common shares, par value €0.10 per share, of the Company through a transfer and sale arrangement.

No underwriter or underwriting discount was involved in the issuance of the common shares of the Company. The Agreement and the common shares of the Company issued in connection with the above transactions were offered and sold in transactions that were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1+	Transition and Separation Agreement as of June 15, 2022 by and among ATAI Life Sciences US, Inc., ATAI Life Sciences N.V. and Greg Weaver	8-K	001-40493	10.1	6/17/2022

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

+ Management contract or compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith.

69

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: August 15, 2022	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Greg Weaver
Greg Weaver
Chief Financial Officer and Managing Director (Principal Financial Officer and Principal Accounting Officer)