Form 10-Q
period 2022-09-30
ATAI Life Sciences N.V.
filed 2022-11-10
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

n

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40493

ATAI Life Sciences N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ATAI Life Sciences N.V. Wallstraße 16, 10179 Berlin, Germany	Not Applicable
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2022, the registrant had 165,875,307 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, the success, cost and timing of development of our product candidates, including the progress of preclinical and clinical trials and related milestones, the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue, the timing of and our ability to obtain and maintain regulatory approvals, macroeconomic, geopolitical, health and industry trends, our business strategy and plans, potential acquisitions, and the plans and objectives of management for future operations and capital expenditures, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and are subject to a number of important factors that could cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; we will require substantial additional funding to achieve our business goals, and if we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts; our limited operating history may make it difficult to evaluate the success of our business and to assess our future viability; we have never generated revenue and may never be profitable; our product candidates contain controlled substances, the use of which may generate public controversy; clinical and preclinical development is uncertain, and our preclinical programs may experience delays or may never advance to clinical trials; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those clinical trials, including progress and related milestones, may be impacted by several factors including the failure by such third parties to meet deadlines for the completion of such trials, research, or testing, changes to trial sites and other circumstances; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidate, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others; we face significant competition in an environment of rapid technological and scientific change; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; as a result of covenants to our loan agreement with Hercules Capital, Inc., our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business; a change in our effective place of management may increase our aggregate tax burden; we identified material weaknesses in connection with our internal control over financial reporting; and a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results. Other important factors include the risks, uncertainties, and assumptions described under “Risk Factors" in our Form 10-K for the year ended December 31, 2021 (the "Form 10-K") as further updated in this Quarterly Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and elsewhere in our filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As of June 30, 2022, we determined that we qualified as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. Consistent with Section 5120.1(d) of the Financial Reporting Manual, we have elected to reflect this status immediately. As a result, for the year ending December 31, 2023 and the remainder of the year ending December 31, 2022, we expect that we will be exempt from certain disclosure requirements and permitted to rely on certain reduced disclosure requirements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,539	$362,266
Securities carried at fair value	161,518	—
Prepaid expenses and other current assets	13,425	11,903
Short term notes receivable	—	913
Total current assets	317,482	375,082
Property and equipment, net	728	149
Equity method investments	—	16,131
Other investments	8,498	11,628
Long term notes receivable - related parties	7,151	3,835
Other assets	8,738	7,341
Total assets	$342,597	$414,166
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,511	6,004
Accrued liabilities	22,142	14,829
Current portion of contingent consideration liability - related parties	—	51
Other current liabilities	260	51
Total current liabilities	25,913	20,935
Non-current portion of contingent consideration liability - related parties	1,908	2,432
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	380	743
Other liabilities	3,695	4,097
Long-term debt, net	14,621	—
Total liabilities	$46,517	$28,207
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at September 30, 2022 and December 31, 2021, respectively); 750,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 165,875,307 and 160,677,001 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	18,554	18,002
Additional paid-in capital	761,811	725,045
Accumulated other comprehensive loss	(25,788)	(8,336)
Accumulated deficit	(465,178)	(357,803)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	289,399	376,908
Noncontrolling interests	6,681	9,051
Total stockholders’ equity	296,080	385,959
Total liabilities and stockholders’ equity	$342,597	$414,166

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License revenue	$24	$266	$195	$20,146
Operating expenses:
Research and development	19,028	13,363	52,437	34,974
Acquisition of in-process research and development	—	—	357	8,934
General and administrative	19,419	20,264	54,623	66,868
Total operating expenses	38,447	33,627	107,417	110,776
Loss from operations	(38,423)	(33,361)	(107,222)	(90,630)
Other income (expense), net:
Interest income	145	8	361	80
Change in fair value of contingent consideration liability - related parties	430	469	525	(191)
Change in fair value of derivative liability	—	—	—	41
Change in fair value of warrant liability	—	47	53	87
Change in fair value of securities carried at fair value	344	—	(981)	—
Unrealized loss on other investments held at fair value	—	(70)	—	(5,530)
Loss on conversion of convertible promissory notes	—	—	—	(513)
Gain on consolidation of a variable interest entity	—	—	—	3,543
Foreign exchange gain (loss), net	4,470	6,462	11,515	5,446
Other income (expense), net	(100)	(29)	(112)	(355)
Total other income (expense), net	5,289	6,887	11,361	2,608
Loss before income taxes	(33,134)	(26,474)	(95,861)	(88,022)
Provision for income taxes	(135)	(368)	(227)	(432)
Gain on dilution of equity method investment	—	—	—	16,923
Losses from investments in equity method investees, net of tax	(2,432)	(4,800)	(14,680)	(9,440)
Net loss	(35,701)	(31,642)	(110,768)	(80,971)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,814)	(484)	(3,394)	(2,040)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(33,887)	$(31,158)	$(107,374)	$(78,931)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.22)	$(0.21)	$(0.69)	$(0.59)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	156,607,468	151,130,212	154,713,922	134,334,685

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(35,701)	$(31,642)	$(110,768)	$(80,971)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(4,597)	(9,158)	(17,452)	(11,074)
Comprehensive loss:	$(40,298)	$(40,800)	$(128,220)	$(92,045)
Comprehensive loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,814)	(484)	(3,394)	(2,040)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	48	12	67	(22)
Comprehensive loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,766)	(472)	(3,327)	(2,062)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(38,532)	$(40,328)	$(124,893)	$(89,983)

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING

INTERESTS AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

(unaudited)

							Total
					Accumulated		Stockholders’
	Redeemable			Additional	Other		Equity Attributable to		Total
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2021	$—	160,677,001	$18,002	$725,045	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Issuance of shares upon exercise of stock options	—	42,827	5	127	—	—	132	—	132
Stock-based compensation expense	—	—	—	10,208	—	—	10,208	—	10,208
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,373)	—	(4,373)	(11)	(4,384)
Net loss	—	—	—	—	—	(36,869)	(36,869)	(689)	(37,558)
Balances at March 31, 2022	$—	160,719,828	$18,007	$735,380	$(12,709)	$(394,672)	$346,006	$8,351	$354,357
Conversion of convertible notes to common stock	—	960,000	101	1,039	—	—	1,140	—	1,140
Issuance of shares upon exercise of stock options	—	47,957	6	112	—	—	118	—	118
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	600	600
Issuance of subsidiary common shares	—	—	—	—	—	—	—	357	357
Stock-based compensation expense	—	—	—	9,511	—	—	9,511	—	9,511
Foreign currency translation adjustment, net of tax	—	—	—	—	(8,482)	—	(8,482)	30	(8,452)
Net loss	—	—	—	—	—	(36,618)	(36,618)	(891)	(37,509)
Balances at June 30, 2022	$—	161,727,785	$18,114	$746,042	$(21,191)	$(431,290)	$311,675	$8,447	$320,122
Conversion of convertible notes to common stock	—	3,360,000	346	3,427	—	—	3,773	—	3,773
Issuance of shares upon exercise of stock options	—	787,522	94	1,827	—	—	1,921	—	1,921
Stock-based compensation expense	—	—	—	10,515	—	—	10,515	—	10,515
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,597)	—	(4,597)	48	(4,549)
Net loss	—	—	—	—	—	(33,887)	(33,887)	(1,814)	(35,701)
Balances at September 30, 2022	$—	165,875,307	$18,554	$761,811	$(25,788)	$(465,177)	$289,400	$6,681	$296,081

						Accumulated		Total
						Other		Stockholders’
	Redeemable			Additional	Share	Comprehensive		Equity Attributable to		Total
	Noncontrolling	Common Stock		Paid-In	Subscriptions	Income	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	Receivable	(Loss)	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2020	$—	114,735,712	$13,372	$261,626	$—	$5,819	$(189,995)	$90,822	$4,546	$95,368
Issuance of common shares, net of issuance costs of $4.9 million	—	15,552,688	1,881	162,497	(140,868)	—	—	23,510	—	23,510
Issuance of common shares under the Hurdle Share Option Plan (see Note 12)	—	7,281,376	—	—	—	—	—	—	—	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	885	885
Stock-based compensation expense	—	—	—	212	—	—	—	212	—	212
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,842)	—	(3,842)	(184)	(4,026)
Net income	—	—	—	—	—	—	688	688	3,356	4,044
Balances as of March 31, 2021	$—	137,569,776	$15,253	$424,335	$(140,868)	$1,977	$(189,307)	$111,390	$8,603	$119,993
Settlement of issuance of common shares, net of issuance costs of $4.9 million	—	—	—	—	140,868	—	—	140,868	—	140,868
Issuance of common shares, net of issuance costs of $9.0 million	—	17,250,000	2,046	229,535	—	—	—	231,581	—	231,581
Issuance of noncontrolling interest	2,555	—	—	—	—	—	—	—	3,649	3,649
Stock-based compensation expense	—	—	—	37,512	—	—	—	37,512	—	37,512
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,960	—	1,960	150	2,110
Net income (loss)	(2,555)	—	—	—	—	—	(48,461)	(48,461)	(2,357)	(50,818)
Balances as of June 30, 2021	$—	154,819,776	$17,299	$691,382	$—	$3,937	$(237,768)	$474,850	$10,045	$484,895
Conversion of convertible notes to common stock	—	4,838,176	571	5,853	—	—	—	6,424	—	6,424
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	12,240	—	—	—	12,240	—	12,240
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(9,170)	—	(9,170)	12	(9,158)
Net income (loss)	—	—	—	—	—	—	(31,158)	(31,158)	(483)	(31,641)
Balances as of September 30, 2021	$—	159,657,952	$17,870	$709,475	$—	$(5,233)	$(268,926)	$453,186	$9,574	$462,760

See accompanying notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(110,768)	$(80,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	115	18
Amortization of debt discount	—	192
Change in fair value of contingent consideration liability—related parties	(525)	191
Change in fair value of securities carried at fair value	981	—
Change in fair value of derivative liability	—	(41)
Change in fair value of warrant liability	(53)	87
Unrealized loss on other investments held at fair value	—	5,530
Gain on dilution of equity method investment	—	(16,923)
Loss on conversion of convertible notes	—	513
Gain on consolidation of a variable interest entity	—	(3,543)
Losses from investments in equity method investees	14,680	9,440
In-process research and development expense	357	8,934
Stock-based compensation expense	30,235	49,964
Unrealized foreign exchange gains	(9,536)	(8,289)
Other	(158)	43
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,778)	(9,657)
Accounts payable	(2,436)	(1,671)
Accrued liabilities	4,924	3,266
Deferred revenue	—	180
Net cash used in operating activities	(73,962)	(42,737)
Cash flows from investing activities
Purchases of property and equipment	(631)	(121)
Capitalized internal-use software development costs	(170)	(650)
Cash paid for securities carried at fair value	(256,554)	—
Proceeds from sale and maturities of securities carried at fair value	94,055	—
Cash acquired in asset acquisitions, net	—	47
Cash paid for equity method investments	—	(5,362)
Cash paid for other investments	(600)	(23,659)
Loans to related parties	(3,000)	(2,625)
Cash paid for other assets	—	(273)
Net cash used in investing activities	(166,900)	(32,643)
Cash flows from financing activities
Proceeds from issuance of common stock	—	409,884
Cash paid for common stock issuance costs	—	(12,350)
Proceeds from issuance of share option awards	—	534
Proceeds from sale of investment	—	2,417
Proceeds from issuance of shares upon exercise of stock options	2,171	—
Proceeds from issuance of subsidiary preferred shares	600	—
Proceeds from conversion of convertible notes to common stock	4,635	6,067
Proceeds from debt financings	15,000	—
Financing costs paid	(699)	—
Proceeds from issuance of convertible promissory notes	—	1,587
Net cash provided by financing activities	21,707	408,139
Effect of foreign exchange rate changes on cash	(572)	303
Net increase (decrease) in cash and cash equivalents	(219,727)	333,062
Cash and cash equivalents – beginning of the period	362,266	97,246
Cash and cash equivalents – end of the period	$142,539	$430,308
Supplemental disclosures of non cash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$487	$—
Issuance of subsidiary shares to non-controlling interests in connection with Columbia stock purchase agreement	$357	$—
Deferred financing costs included in accounts payable and accrued expenses	$1,046	$—
Issuance of derivative instrument related to convertible promissory notes	$—	$646
Fair value of noncontrolling interests issued in connection with consolidation of a VIE	$—	$392
Fair value of redeemable noncontrolling interests issued in connection with consolidation of a VIE	$—	$2,555
Fair value of noncontrolling interests issued in connection with asset acquisitions	$—	$885
Issuance of subsidiary shares in connection with the conversion of convertible notes	$—	$3,258

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has continued to present global public health and economic challenges during the nine months ended September 30, 2022. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, the Company has not experienced material financial impacts on its business and operations as a result. The Company continues to monitor the impact of the COVID-19 pandemic on its employees and business and has undertaken business continuity measures to mitigate potential disruption to its operations.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2022, the Company had cash and cash equivalents of $142.5 million, short-term securities of $161.5 million and its accumulated deficit was $465.2 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the condensed consolidated financial statements are issued.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Significant Accounting Policies

During the nine months ended September 30, 2022, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 except as described below.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds.

Investment Securities Portfolio

The following table sets forth the fair value of atai's available-for-sale securities portfolio at the dates indicated:

	Fair Value
	September 30, 2022	December 31, 2021
Money Market Funds	$94,055	$—
U.S. Treasuries	3,883	—
Commercial Paper	33,138	—
Corporate Notes/Bonds	65,015	—
U.S. Government Agencies	59,482	—
	$255,573	$—

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

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties issued in 2018 and 2020 (collectively, the “2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common shares into which the notes are to be converted. As of September 30, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $16.8 million, respectively. As of December 31, 2021, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.8 million and $69.7 million, respectively. Subsequent to the IPO, several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into the Company's common shares. See Note 10 for additional discussion.

Fair Value Option

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in common shares of IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under Other investments held at fair value in the Company's consolidated balance sheets and changes in fair value are recognized as a component of other income (expense), net in the consolidated statements of operations. The carrying value of the investment remained at zero as of September 30, 2022 and December 31, 2021, respectively.

Furthermore, as noted above the Company also elected the fair value option for its investment securities portfolio.

Debt Issuance Costs and Debt Discount

Debt issuance costs include incremental and direct costs incurred in relation to debt, such as legal fees, accounting fees, and other direct costs of the financing. Amounts paid to the lender are a reduction in the proceeds received by the Company and are generally considered a component of issuance discount, unless it is paid to compensate the lender for the services rendered or as a reimbursement of direct costs incurred by them in relation to the debt, in which case it would be akin to a debt issuance cost.

Debt issuance costs related to a recognized debt liability are presented in the unaudited condensed consolidated balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset, consistent with the presentation of debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method.

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

The most significant impact of the adoption of Topic 842 on the Company’s condensed consolidated financial statements was the recognition of a $0.2 million operating lease right-of-use asset, a $0.1 million current operating lease liability, and a $0.1 million long-term operating lease liability on the Company’s condensed consolidated balance sheet related to its existing facility operating lease. The Company did not have a deferred rent liability recorded in connection with its existing facility operating lease. There was no material impact to the Company’s condensed consolidated balance sheet, statement of operations, and no cumulative-effect adjustment to accumulated deficit. The Company recorded an immaterial amount of general and administrative expense in its consolidated statement of operations related to lease expense, including short-term lease expense during the three and nine months ended September 30, 2022.

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

Immediately following the closing of the PsyProtix Purchase Agreement, PsyProtix loaned $0.1 million to Chymia in exchange for a duly executed promissory note (the “Chymia Note”). The Chymia Note shall accrue interest at a 5% rate per annum until payment in full. The aggregate principal amount of $0.1 million, together with all accrued and unpaid interest and all other amounts payable are due to be paid on the date that is the earlier of (i) five years from the promissory note agreement date or (ii) the occurrence of a liquidation event or a deemed liquidation event (as defined in the PsyProtix’s certificate of incorporation). As of September 30, 2022, the Chymia Note was $0.1 million and included as a component of long-term notes receivable—related parties on the consolidated balance sheets.

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

All acquisitions discussed above were considered asset acquisitions and accordingly, no goodwill was recognized upon consolidation.

4. Variable Interest Entities

Consolidated VIEs

At each reporting period, the Company reassesses whether it remains the primary beneficiary for Variable Interest Entities (“VIEs”) consolidated under the VIE model.

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s condensed consolidated financial statements from the date of acquisition to September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of September 30, 2022	Relationship as of December 31, 2021	Date Control Obtained	Ownership % September 30, 2022	Ownership % December 31, 2021
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	58.9%	58.9%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	54.1%
EntheogeniX Biosciences, Inc.	Controlled VIE	Controlled VIE	November 2019	80.0%	80.0%
DemeRx IB, Inc.	Controlled VIE	Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
InnarisBio, Inc.	Controlled VIE	Controlled VIE	March 2021	82.0%	82.0%
Neuronasal, Inc.	Controlled VIE	Controlled VIE	May 2021	56.5%	56.5%
TryptageniX Inc.	Controlled VIE	Controlled VIE	December 2021	65.0%	65.0%

As of September 30, 2022 and December 31, 2021, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

In February and September 2022, pursuant to the business plan as contemplated in the Stockholders Agreement and Subscription for Shares pursuant to the Contribution and Subscription Agreement, atai purchased additional shares of Class A common stock for an aggregate purchase price of $2.2 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to the Class A common stock purchase. As of September 30, 2022 and December 31, 2021, the Company owned 80% of the outstanding common stock of EntheogeniX.

The purchase of additional Class A common stock was deemed to be a reconsideration event. The Company determined that EntheogeniX is still considered a VIE subsequent to the additional Class A common stock purchase as EntheogeniX does not have sufficient equity at risk to carry out its principal activities without additional subordinated financial support.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of September 30, 2022 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	Neuronasal	TryptageniX
Assets:
Current assets:
Cash	$12,773	$654	$993	$13,171	$1,029	$9	$826	$330	$—	$1,192
Accounts receivable	195	—	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	763	235	90	22	25	66	—	169	58	2,850
Total current assets	13,731	889	1,083	13,193	1,054	75	826	499	58	4,042
Long term notes receivable	—	—	—	1,000	—	100	—	—	—	—
Other assets	—	—	—	75	—	8	269	—	67	—
Total assets	$13,731	$889	$1,083	$14,268	$1,054	$183	$1,095	$499	$125	$4,042
Liabilities:
Current liabilities:
Accounts payable	$564	$162	$262	$259	$54	$24	$19	$3	$106	$—
Accrued liabilities	1,426	101	132	330	482	25	31	23	684	390
Other current liabilities	12	1	—	108	2	1	1	1	161	—
Total current liabilities	2,002	264	394	697	538	50	51	27	951	390
Contingent consideration liability	1,330	—	—	—	—	—	—	68	—	510
Other non-current liabilities	—	103	190	285	110	398	11	185	841	40
Total liabilities	$3,332	$367	$584	$982	$648	$448	$62	$280	$1,792	$940

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2021	$5,232	$—	$3,819	$9,051
Net loss attributable to noncontrolling interests - preferred	(571)	—	(118)	(689)
Comprehensive loss attributable to noncontrolling interests	(11)	—	—	(11)
Balance as of March 31, 2022	$4,650	$—	$3,701	$8,351
Issuance of noncontrolling interests	—	957	—	957
Net loss attributable to noncontrolling interests - preferred	(800)	—	(91)	(891)
Comprehensive income attributable to noncontrolling interests	30	—	—	30
Balance as of June 30, 2022	$3,880	$957	$3,610	$8,447
Issuance of noncontrolling interests	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(977)	(149)	(330)	(1,456)
Net loss attributable to noncontrolling interests - common	—	(358)	—	(358)
Comprehensive income attributable to noncontrolling interests	47	1	—	48
Balance as of September 30, 2022	$2,950	$451	$3,280	$6,681

	Perception	Recognify	Psyber	InnarisBio	Neuronasal	Total
Balance as of December 31, 2020	$—	$4,546	$—	$—	$—	$4,546
Issuance of noncontrolling interests	—	—	8	877	—	885
Net income (loss) attributable to noncontrolling interests - common	1,755	—	(8)	(877)	—	870
Net income (loss) attributable to noncontrolling interests - preferred	2,608	(122)	—	—	—	2,486
Comprehensive loss attributable to noncontrolling interests	(184)	—	—	—	—	(184)
Balance as of March 31, 2021	$4,179	$4,424	$—	$—	$—	$8,603
Issuance of noncontrolling interests	3,257	—			392	3,649
Net income (loss) attributable to noncontrolling interests - common	(1,755)	(217)			(392)	(2,364)
Net income (loss) attributable to noncontrolling interests - preferred	7	—	—	—	—	7
Comprehensive loss attributable to noncontrolling interests	150	—	—	—	—	150
Balance as of June 30, 2021	$5,838	$4,207	$—	$—	$—	$10,045
Issuance of noncontrolling interests	—	—			—	—
Net income (loss) attributable to noncontrolling interests - common	—	—			—	—
Net income (loss) attributable to noncontrolling interests - preferred	(287)	(196)	—	—	—	(483)
Comprehensive loss attributable to noncontrolling interests	12	—	—	—	—	12
Balance as of September 30, 2021	$5,563	$4,011	$—	$—	$—	$9,574

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

The redeemable noncontrolling interests were initially measured at fair value upon issuance and are redeemable at fair value at the holder’s option upon the successful completion or occurrence of future events. As of September 30, 2022 and December 31, 2021, the Company did not adjust the carrying value of the redeemable noncontrolling interests based on their estimated redemption values since it was not probable that the events that would allow the shares to become redeemable would occur. Subsequent adjustments to increase or decrease the carrying values of the redeemable noncontrolling interests to their estimated redemption values will be made if and when it becomes probable that such events will occur.

As of September 30, 2022 and December 31, 2021, the balance of redeemable noncontrolling interests in temporary equity on the consolidated balance sheets was zero. There was no net gain or loss attributable to redeemable noncontrolling interests included in net loss in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

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

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through September 30, 2022. The Company is not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation as of September 30, 2022 and December 31, 2021.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of September 30, 2022, the Company’s maximum exposure for its non-consolidated VIEs was $8.5 million relating to the carrying values in other investments and other investments held at fair value and $7.1 million relating to the carrying value in long term notes receivable – related party. As of December 31, 2021, the Company’s maximum exposure for its non-consolidated VIEs was $11.6 million relating to the carrying values in its other investments and $3.8 million relating to the carrying value in short term notes receivable—related party.

5. Equity Method Investments and Other Investments

Equity Method Investments

As of September 30, 2022 and December 31, 2021, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		September 30, 2022			As of December 31, 2021
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc	December 2018	22.5%		—	22.8%		16,131
GABA Therapeutics, Inc	November 2020	7.5%	(1)	—	7.5%	(1)	—
Total				$—			$16,131

(1)
The Company is deemed to have significant influence over this entity through its total ownership interest in the entity’s equity, including the Company’s investment in the respective entity’s preferred stock, described below in Other Investments. The Company’s total ownership interest, considering both preferred and common stock is 54.7%.

COMPASS Pathways plc

COMPASS Pathways plc ("COMPASS") is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018.

Equity Investment

Through a series of open market transactions between November 23, 2021 and December 7, 2021, the Company purchased an additional 1,490,111 of COMPASS ADSs at an aggregate purchase price of $47.4 million. The additional shares acquired resulted in an increase in the Company’s ownership of COMPASS ADSs to 22.8%. The Company applied the cost accumulation model and recorded its investment at cost. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in COMPASS exceeded the Company’s proportionate share of the underlying net assets in COMPASS. The Company concluded that the basis differences were primarily attributable to COMPASS’s IPR&D associated with COMP360, a psilocybin therapy, which COMPASS recently completed a Phase IIb clinical trial for. As the Company’s investment in COMPASS did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in COMP360 and the associated IPR&D, the basis differences were attributable to the IPR&D with no alternative future use and were immediately expensed at the time of the additional investment. As of September 30, 2022, the Company owned 22.5% of COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $102.6 million as of September 30, 2022.

Upon the completion of the COMPASS IPO and through September 30, 2022, the Company is deemed to continue to have significant influence over COMPASS primarily through its ownership interest in COMPASS’ equity and the Company's representation on COMPASS board of directors. Accordingly, the Company’s investment in COMPASS’ ADS was accounted for in accordance with the equity method through September 30, 2022.

During the three months ended September 30, 2022 and 2021, the Company recognized its proportionate share of COMPASS’ net loss of $0.6 million and $3.1 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company recognized its proportionate share of COMPASS' net loss of $10.1 million and $5.2 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

Other Investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of September 30, 2022 and December 31, 2021, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
GABA Therapeutics, Inc.	$7,130	$10,260
DemeRx NB, Inc.	1,024	1,024
Juvenescence Limited	344	344
Total	$8,498	$11,628

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

During the three and nine months ended September 30, 2022 and 2021 there were no observable changes in price recorded related to the Company’s Other Investments.

During the three and nine months ended September 30, 2022 and 2021, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2022 and 2021 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.1 million as of September 30, 2022, which is included in Other liabilities in the Company’s condensed consolidated balance sheet. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of September 30, 2022.

The carrying value of the Company’s investment in Innoplexus was zero as of September 30, 2022 and December 31, 2021.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of September 30, 2022. Accordingly, GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock discussed below. During the three months ended September 30, 2022 and 2021, the Company recognized its proportionate share of GABA’s net loss of $1.8 million and $1.7 million as losses from investments in equity method investees, net of tax on the consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company recognized its proportionate share of GABA’s net loss of $4.5 million and $2.8 million, respectively, as losses from investments in equity method investees, net of tax on the consolidated statements of operations.

Preferred Stock Investment

In August 2019, GABA and the Company entered into the Preferred Stock Purchase Agreement (the “GABA PSPA”), whereby GABA issued shares of its Series A preferred stock to the Company at a price of approximately $5.5 million. At closing, the Company had an overall ownership interest of over 20% in GABA and a noncontrolling representation on the board. On May 15, 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the Amended GABA PSPA”) under which the GABA PSPA was amended. In September 2022, pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million. As of September 30, 2022 and December 31, 2021, the investment in GABA’s preferred stock was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321.

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

Preferred Stock Investment

In December 2019, Neuronasal and the Company entered into the Neuronasal PSPA and the Neuronasal Secondary Sale Agreement, whereby Neuronasal issued shares of its Series A preferred stock to the Company at a price of approximately $0.5 million. At closing, the Company had a less than 20% of ownership interest in Neuronasal and a noncontrolling representation on the board. In October 2020, pursuant to the Neuronasal PSPA, the Company purchased additional Series A preferred shares at a price of approximately $0.8 million. The investment in Neuronasal preferred shares was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321 as of September 30, 2022 and December 31, 2021.

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

Pursuant to the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of DemeRX NB's Series A preferred stock at a purchase price of up to an aggregate of $19.0 million with the same price per share as its initial investment in December 2019. As of September 30, 2022, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB.

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

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three months ended September 30, 2022, there was an immaterial amount of research and development services performed in relation to the Strategic Development Agreement. For the nine months ended September 30, 2022, research and development services performed in relation to the Strategic Development Agreement were $0.5 million, which was applied as a credit in accordance with the Strategic Development Agreement. No material research and development services were performed during the three and nine months ended September 30, 2021.

The Company has significant influence over IntelGenx through ownership interest in IntelGenx’s equity and the Company’s noncontrolling representation on IntelGenx’s board of directors. The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and Additional Units Warrant, (collectively the “Warrants”) are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares and the Warrants as a component of other income (expense), net in the consolidated statement of operations. The carrying amount of the investment was reduced to zero as of December 31, 2021, during the three and nine months ended September 30, 2022, the Company recognized a $0 mark-to-market (“MTM”) gain/loss in the consolidated statements of operations. The carrying value of the investment remained at zero as of September 30, 2022 and December 31, 2021, respectively.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	September 30, 2022
	COMPASS	GABA
Current assets	$218,451	$3,670
Non-current assets	6,069	—
Total assets	$224,520	$3,670

Current liabilities	$29,533	$417
Non-current liabilities	425	—
Total liabilities	$29,958	$417

	December 31, 2021
	COMPASS	GABA
Current assets	$295,300	$7,673
Non-current assets	5,598	—
Total assets	$300,898	$7,673

Current liabilities	$15,107	$199
Non-current liabilities	1,379	—
Total liabilities	$16,486	$199

Statements of operations

	Three Months Ended September 30 , 2022
	COMPASS	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(25,536)	$—	$(2,060)
Net loss	$(18,371)	$—	$(2,060)

	Three Months Ended September 30 , 2021
	COMPASS	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(21,768)	$—	$(1,730)
Net loss	$(15,849)	$—	$(1,730)

	Nine Months Ended September 30, 2022
	COMPASS	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(78,212)	$—	$(5,630)
Net loss	$(60,579)	$—	$(5,630)

	Nine Months Ended September 30, 2021
	COMPASS	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(54,898)	$(985)	$(2,776)
Net loss	$(46,092)	$(985)	$(2,776)

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

The Company recorded the Term Loans at cost which included the principal balance of the note and accrued interest in Long term notes receivables – related parties on its consolidated balance sheets. As of September 30, 2022, the Term Loans have an outstanding balance of $5.9 million. For the three and nine months ended September 30, 2022, the Company recognized interest income of $0.1 million and $0.3 million associated with the Term Loans. For the three and nine months ended September 30, 2021, the Company recognized an immaterial amount of interest income associated with the Term Loans. The Company assesses the Term Loans for impairment and records an impairment loss when information becomes available that indicates it is probable that the Term Loans have been impaired and the amount of the loss can be reasonably estimated. As of September 30, 2022, no impairment indicators were present.

Investment in DemeRx Promissory Note—Related Party

On January 3, 2020, DemeRx IB loaned to DemeRx Inc. $1.0 million pursuant to the terms of a Promissory Note (the "DemeRx Note"). Pursuant to the terms of the DemeRx Note, the aggregate principal amount of $1.0 million together with all accrued and unpaid interest and any other amounts payable are due to be paid on the date that is the earlier of (i) 5 years from the initial closing and (ii) the closing of an initial public offering or a deemed liquidation event of DemeRx IB (the “DemeRx Maturity Date”). Pursuant to the terms of the DemeRx Note, DemeRx may, in its sole discretion pay any amount due under the DemeRx Note, in cash or through cancellation shares of common stock of DemeRx IB, par value $0.0001 per share, of the fair market value of such shares.

The Company recorded the DemeRx Note at cost which included the principal balance of the DemeRx Note and accrued interest, net of any payments received, on its condensed consolidated balance sheets. As of September 30, 2022, and December 31, 2021, respectively, the DemeRx Note had an outstanding balance of $1.1 million and $1.1 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized an immaterial amount of interest income associated with the DemeRx Note as a component of Other Income in the consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company did not earn any interest income associated with the DemeRx Note.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$94,055	$—	$—	$94,055
Investment in securities at fair value:
U.S. Treasuries	—	3,883	—	3,883
Commercial Paper	—	33,138	—	33,138
Corporate Notes/Bonds	—	65,015	—	65,015
U.S. Government Agencies	—	59,482	—	59,482
Other investment at fair value	—	—	—	—
	$94,055	$161,518	$—	$255,573
Liabilities:
Contingent consideration liability - related parties	$—	$—	1,908	$1,908
Warrant Liability	—	—	—	283
	$—	$—	$1,908	$2,191

	Fair Value Measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$271,856	$—	$—	$271,856
Investment in securities at fair value:
U.S. Treasuries	—	—	—	—
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	—	—	—
U.S. Government Agencies	—	—	—	—
Other investment at fair value	—	—	—	—
	$271,856	$—	$—	$271,856
Liabilities:
Contingent consideration liability - related parties	$—	$—	$2,483	$2,483
Warrant liability	—	—	336	336
	$—	$—	$2,819	$2,819

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
•
the expected first year of revenue, and
•
market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of September 30, 2022 and December 31, 2021, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $1.3 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		September 30, 2022	December 31, 2021

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	19.6%	11.4%
	Probability of the milestone	51.9%	51.9%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	25.4% - 28.9%	19.2% - 20.1%
	Discount rate for royalties on milestones	17.2% - 20.7%	10.9% - 11.8%
	Probability of success rate	26.5% - 51.9%	26.5% to 100.0%

The fair value of the contingent liability for TryptageniX was estimated to be $0.5 million and $0.9 million as of September 30, 2022, and December 31, 2021, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

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

The fair value of the warrant liability was estimated to be $0.3 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the warrant lability as of September 30, 2022:

September 30, 2022
Stock Price	$27.79
Expected Volatility	95%

The following table summarizes significant unobservable inputs that are included in the valuation of the warrant lability as of December 31, 2021:

December 31, 2021
Stock Price	$50.56
Expected Volatility	100%

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

The fair value of Common Shares is estimated by applying a discount for lack of marketability (“DLOM”) of 5.0% as of December 31, 2021 and September 30, 2022. The Company estimated a DLOM in connection with the valuation of the Common Shares at initial recognition and as of September 30, 2022 to reflect the restrictions associated with the Common Shares. As of September 30, 2022 the only restriction that remains is the unregistered nature of the Common Shares. The fair value of Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of September 30, 2022 and December 31, 2021, respectively.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheet, was zero as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of September 30, 2022:

September 30, 2022
Value of Underlying	$0.11
Expected Volatility	105%

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of December 31, 2021:

December 31, 2021
Value of Underlying	$0.34
Expected Volatility	105%

The fair value of the Additional Units is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Additional Unit is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Units is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Units, which is included in Other investments held at fair value in the condensed consolidated balance sheet, was zero as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of September 30, 2022:

September 30, 2022
Value of Underlying	$0.11
Expected Volatility	105%

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

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Contingent Consideration Liability - Related Parties	Warrant Liability
Balance as of December 31, 2021	$2,483	$336
Initial fair value of instrument	—	—
Change in fair value	—	—
Extinguishment of liability	(50)	—
Balance as of March 31, 2022	$2,433	$336
Initial fair value of instrument	—	—
Change in fair value	(95)	(53)
Extinguishment of liability		—
Balance as of June 30, 2022	$2,338	$283
Initial fair value of instrument	—	—
Change in fair value	(430)	—
Extinguishment of liability	—	—
Balance as of September 30, 2022	$1,908	$283

	Other Investments Held at Fair Value	Contingent Consideration Liability - Related Parties	Derivative Liability	Warrant Liability
Balance as of December 31, 2020	$—	$1,705	$214	$—
Initial fair value of instrument	—	101	304	—
Change in fair value	—	(251)	(41)	—
Balance as of March 31, 2021	$—	$1,555	$477	$—
Initial fair value of instrument	9,358	—	343	249
Change in fair value	(4,720)	911	—	40
Extinguishment of liability	—	—	(820)	—
Balance as of June 30, 2021	$4,638	$2,466	$—	$289
Initial fair value of instrument	—	—	—	—
Change in fair value	(440)	(469)	—	47
Balance as of September 30, 2021	$4,198	$1,997	$—	$336

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development related expenses	$3,404	$2,692
Tax receivables	5,352	5,406
Prepaid insurance	3,302	3,049
Other	1,367	756
Total	$13,425	$11,903

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued accounting, legal, and other professional fees	$5,392	$2,667
Taxes payable	6,677	8,137
Accrued external research and development expenses	5,126	861
Accrued payroll	3,989	2,832
Accrued advisory fees	—	169
Other liabilities	958	163
Total	$22,142	$14,829

10. Debt

Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Convertible notes issued in November 2018	—	$125
Convertible notes issued in October 2020	380	623
Unamortized discount and deferred issuance costs	—	(5)
Total	$380	$743

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

In May 2022 and July 2022, certain noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V. The investors paid €17.00 per share for the aggregate amount of €4.6 million or $4.6 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

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

The notes bear interest at an annual rate of 5% and, unless earlier converted, were due and payable on June 30, 2022 (the “Perception March 2020 Notes”).

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

The notes bear interest at an annual rate of 5% and, unless earlier converted, were due and payable on February 28, 2022 (the “Perception December 2020 Notes” and together with the Perception March 2020 Notes, the “Perception Convertible Notes”).

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

The Company recognized interest expense of $0.2 million, including amortization of debt discount of $0.2 million during the nine months ended September 30, 2021. As of September 30, 2021, there was no unamortized debt discount due to the conversion of the Perception Convertible Notes into Series A convertible preferred stock of Perception on June 10, 2021. As such, the Company did not recognize any interest during the three months ended September 30, 2021. The debt issuance costs associated with the Perception Convertible Notes were not material.

Term Loan

Hercules Loan and Security Agreement

In August 2022, the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc. entered into a Loan and Security Agreement (the “Hercules Loan Agreement”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $15.0 million on the Closing Date (the “Tranche 1A Advance”); (ii) at any time after the Closing Date but on or prior to March 15, 2023 (the “Tranche 1B Expiration Date”), term loan advances in an aggregate principal amount of up to $20.0 million (the “Tranche 1B Advances”); (iii) at any time beginning upon the earlier of (A) the Tranche 1B Expiration Date and (B) the date on which all amounts available to be drawn under the Tranche 1B Advances have been drawn and on or prior to December 15, 2023 (the “Tranche 1C Expiration Date”), term loan advances in an aggregate principal amount of up to $25.0 million (the “Tranche 1C Advances” and together with the Tranche 1A Advance and the Tranche 1B Advances, the “Tranche 1 Advances”); (iv) subject to us achieving certain performance milestones and, beginning upon the earlier of (A) the date on which all amounts available to be drawn under the Tranche 1C Advances have been drawn and (B) the Tranche 1C Expiration Date, on or prior to June 30, 2024, term loan advances in an aggregate principal amount of $15.0 million (the “Tranche 2 Advances”); and (v) subject to approval by the Lenders’ respective investment committees in its discretion, on or prior to March 31, 2025, term loan advances in an aggregate principal amount of up to $100.0 million (the “Tranche 3 Advances”). With the exception of the first $15.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at the Company's election, subject to applicable conditions to draw.

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if the Company achieves certain performance milestones, raises at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to June 30, 2024, and satisfies certain other specified conditions. The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.55% and (ii) 8.55%. Accrued interest is payable monthly following the funding of each term loan advance. The Company may make payments of interest only, without any loan amortization payments, for a period of thirty (30) months following the Closing Date, which period may be extended to (i) thirty-six months if certain additional performance milestones have been achieved; and (ii) forty-two months if certain additional performance milestones have been achieved. At the end of the interest only period, the Company is required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $600.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on ATAI NV and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of September 30, 2022 the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

In addition, the Company is required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date, (ii) the date that the Company prepays, in full or in part, the principal balance of the 2022 Term Loan Facility, or (iii) the date that the outstanding balance of the 2022 Term Loan Facility becomes due and payable. The End of Term Charge is 6.95% of the aggregate original principal amount of the term loans so repaid or prepaid under the Loan Agreement.

The Company may, at its option, prepay the term loans in full or in part, subject to a prepayment penalty equal to (i) 2.00% of the principal amount prepaid if the prepayment occurs on or prior to the first anniversary of the Closing Date, (ii) 1.0% of the principal amount prepaid if the prepayment occurs after the first anniversary and on or prior to the second anniversary of the Closing Date, and (iii) 0.5% of the principal amount prepaid if the prepayment occurs after the second anniversary and prior to the Maturity Date.

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's condensed consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income (expense), net in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, interest expense included $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

September 30, 2022
Principal amount	$15,000
End of the term charge	1,042
Less: unamortized issuance discount	(291)
Less: unamortized issuance costs	(120)
Less: unamortized end of term charge	(1,010)
Net carrying amount	14,621
Less: current maturities	-
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$14,621

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

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s supervisory board. Upon liquidation, common stockholders will receive distribution on a pro rata basis. As of September 30, 2022 and December 31, 2021, no cash dividends have been declared or paid.

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

The Company has reserved up to 22,658,192 shares of common stock, excluding any shares issued under its Hurdle Share Option Program ("HSOP") described below, for issuance to executive officers, directors, other employees and consultants of the Company pursuant to the 2020 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of September 30, 2022, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan discussed below.

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

The Company has reserved up to 46,738,794 shares of common stock, for issuance to executive officers, directors and employees and consultants of the Company pursuant to the 2021 Incentive Plan. In accordance with the evergreen clause in the Company's 2021 Incentive Plan, effective as of January 1, 2022, the number of shares initially available for issuance was increased by 8,033,850 shares of common stock. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of September 30, 2022, 34,335,085 shares were available for future grants under the 2021 Incentive Plan.

Stock Options

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase Common Stock. These stock options have a five-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2021 to September 30, 2022:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	26,687,620		$6.85	4.85	$74,525
Granted	11,198,993	(1)	5.25	—	—
Exercised	(878,306)		2.48	—	—
Cancelled or forfeited	(3,474,065)		9.60	—	—
Outstanding as of September 30, 2022	33,534,242	(2)	$6.15	5.72	$16,333
Options exercisable as of September 30, 2022	14,600,778		$4.64	3.45	$15,549

(1)
Includes (a) 9,458,527 stock options that will vest over a four-year service period, (b) 603,928 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement, (c) 150,982 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which became probable of achievement during the three months ended September 30, 2022, (d) 112,792 stock options that partially vest on date of grant, then over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which were achieved during the three months ended September 30, 2022, (e) 488,764 stock options that vest upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement, and (f) 384,000 stock options that will vest on the one-year anniversary of the date of grant.
(2)
The 18,933,464 outstanding unvested stock options includes (a) 15,415,138 that will continue to vest over a one to four-year service period, (b) 1,818,477 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company's publicly traded shares, (d) 538,827 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement, (e) 134,707 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which are considered probable of achievement, (f) 542,315 stock options that will continue to vest over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement, and (g) 384,000 stock options that will vest on the one-year anniversary of the date of grant.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 was $3.32.

The Company estimated the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the nine months ended September 30, 2022, the assumptions used in the Black-Scholes option pricing model were as follows:

	September 30,
	2022	2021
Weighted average expected term in years	6.06	3.85
Weighted average expected stock price volatility	71.5%	80.6%
Risk-free interest rate	1.46% - 3.38%	(0.76%) - 1.27%
Expected dividend yield	0%	0%

For the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $9.3 million and $9.4 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $26.0 million and $30.1 million, respectively.

As of September 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $72.2 million, which is expected to be recognized over a weighted average period of 1.96 years. As of September 30, 2022, total unrecognized compensation cost related to milestones that were not considered probable of achievement was $3.3 million.

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

The Partnership acquired 7,281,376 shares of atai common stock (“HSOP Shares”) pursuant to the HSOP Plan. HSOP Options that are canceled or forfeited without having been fully exercised will be available for future awards. As of September 30, 2022, 132,752 HSOP Options were available for future grants under the HSOP Plan.

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

The HSOP Shares issued under the HSOP Plan to the Partnership are indirectly owned by HSOP Participants (being the holders of HSOP Options) via their interest in the Partnership. The grantee is required to pay a nominal value (€0.06 per share) for the shares upon grant (“Nominal Upfront Payment”). Accordingly, the HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes. Therefore, the Company accounted for the Nominal Upfront Payment as an in-substance early exercise provision under ASC 718 as the nominal amount is deducted from the exercise price upon exercise. As of September 30, 2022, the remaining $0.5 million Nominal Upfront Payment was recorded as an Other liability on the consolidated balance sheets.

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

The following is a summary of stock option activity for from December 31, 2021 to September 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,046,496	6.64	14.01	$6,961
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of September 30, 2022	7,046,496	$6.64	13.26	$—
Options exercisable as of September 30, 2022	5,844,267	$6.64	13.26

For the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $1.1 million and $2.6 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $3.7 million and $19.2 million, respectively.

As of September 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $4.2 million which is expected to be recognized over a weighted average period of 0.6 years.

Subsidiary Equity Incentive Plans

Certain controlled subsidiaries of the Company adopted their own equity incentive plans (each, an “EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options and restricted stock unit awards under their respective EIP. Standard option grants have time-based vesting requirements, generally vesting over a period of four years with a contractual term of ten years. Such time-based stock options use the Black-Scholes option pricing model to determine grant date fair value. Certain awards issued to employees partially vest on date of grant, then over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement as of September 30, 2022.

For the three months ended September 30, 2022 and 2021, the Company recorded share-based compensation expense of $0.1 million and $0.2 million, respectively, in relation to subsidiary EIPs. For the nine months ended September 30, 2022 and 2021, the Company recorded share-based compensation expense of $0.6 million and $0.6 million, respectively, in relation to subsidiary EIPs. As of September 30, 2022, there was $8.3 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either Research and development or general and administrative expense on the condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended September 30, 2022, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended September 30, 2022
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$3,934	$—	$123	$4,057
General and administrative	5,324	1,124	10	$6,458
Total share based compensation expense	$9,258	$1,124	$133	$10,515

The following table summarizes the total stock-based compensation expense by function for the three months ended September 30, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Three Months Ended September 30, 2021
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$5,248	$—	$153	$5,401
General and administrative	4,183	2,593	63	$6,839
Total share based compensation expense	$9,431	$2,593	$216	$12,240

The following table summarizes the total stock-based compensation expense by function for the nine months ended September 30, 2022, which includes expense related to stock options and restricted stock awards (in thousands):

	Nine Months Ended September 30, 2022
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$11,221	$—	$418	$11,639
General and administrative	14,783	3,651	162	$18,596
Total share based compensation expense	$26,004	$3,651	$580	$30,235

The following table summarizes the total stock-based compensation expense by function for the nine months ended September 30, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Nine Months Ended September 30, 2021
	Atai ESOP	Atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$13,946	$—	$464	$14,410
General and administrative	16,123	19,243	188	$35,554
Total share based compensation expense	$30,069	$19,243	$652	$49,964

13. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $0.1 million and $0.4 million of income tax expense for the three months ended September 30, 2022 and 2021 respectively. The Company recorded $0.2 million and $0.4 million of income tax expense for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense during these periods was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The primary difference between the effective tax rate and the statutory tax rate is a result of certain income tax deductions available in the United States that are permanent in nature. The Company continues to maintain a full valuation allowance against its deferred tax assets with the exception of certain deferred tax assets relating to certain subsidiaries in Australia, the United States and the United Kingdom.

14. Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(35,701)	$(31,642)	$(110,768)	$(80,971)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,814)	(484)	(3,394)	(2,040)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(33,887)	$(31,158)	$(107,374)	$(78,931)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	156,607,468	151,130,212	154,713,922	134,334,685
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.22)	$(0.21)	$(0.69)	$(0.59)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of September 30,
	2022	2021
Options to purchase common stock	33,534,242	24,692,224
HSOP options to purchase common stock	7,046,496	7,148,624
2018 Convertible Promissory Notes - Related Parties (Note 10)	6,201,824	11,161,824
	46,782,562	43,002,672

The remaining 2018 Convertible Notes would be issuable upon the exercise of conversion rights of convertible note holders for 387,614 shares of common stock of ATAI Life Sciences AG, respectively. Upon conversion, it is expected that the remaining 2018 Convertible Notes would be exchanged on a one-for-sixteen basis for shares of ATAI Life Sciences N.V. which is reflected in the table above. See Note 10 for additional discussion.

15. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the ordinary course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

Leases

In May 2022 the Company entered into a five year lease arrangement that has not yet commenced. The Company expects the lease to commence by the end of 2022. This lease will require lease payments over the term of approximately $1.8 million.

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

For the three and nine months ended September 30, 2021, there were no additional milestones achieved under the Otsuka Agreement, except for the upfront transfer of the license. The Company satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue during the nine months ended September 30, 2021. Additionally, the Company recognized revenues of $0.4 million related to certain research and development services during the nine months ended September 30, 2021. As of September 30, 2021, the Company had current deferred revenue of $0.2 million due to certain research and development services under the Otsuka Agreement.

For the three and nine months ended September 30, 2022, no additional milestones were achieved under the Otsuka Agreement and the Company did not recognize any revenue associated with the Otsuka Agreement based on performance completed during the period. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of September 30, 2022. Additionally, the Company recognized an immaterial amount of license revenue for the three months ended September 30, 2022. The Company recognized $0.2 million of license revenue for the nine months ended September 30, 2022 related to certain research and development services.

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

During the three and nine months ended September 30, 2022 and 2021, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three and nine months ended September 30, 2022 and 2021, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

In April 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, the Company issued certain anti-dilution common stock to Columbia worth $0.3 million. The Company expensed the cost incurred for acquiring license as research & development expense at inception. Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional share was also expensed as research & development expense during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, respectively, the Company recognized $0 and $0.4 million of in-process research & development expense.

During the three and nine months ended September 30, 2021, Kures made no material payments in connection with the Columbia agreement.

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

During the three and nine months ended September 30, 2022 and 2021, respectively, Psyber made no material payments pursuant to the Accelerate License agreement.

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

In January 2022, in accordance with the Invyxis ESLA, Invyxis paid an upfront deposit of $1.1 million, which was capitalized as prepaid research and development expense. The Company will expense the upfront deposit as the services are performed as a component of research and development expense in the consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded $1.0 million and $2.8 million as research and development expense, respectively. During the three and nine months ended September 30, 2022, Invyxis made no other service fee payments to Dalriada.

17. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 17.5% and 18.0% of the outstanding common stock in the Company as of September 30, 2022 and December 31, 2021, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.5% and 6.7% of the outstanding common stock in the Company as of September 30, 2022 and December 31, 2021, respectively.

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

As a result of the Consulting Agreement, for the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.6 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statement of operations. As a result of this agreement, for the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.5 million of stock-based compensation included in general and administrative expense in its condensed consolidated statement of operations.

For the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.5 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statement of operations related to Mr. Angermayer's service as Chairman of the supervisory board. For the three and nine months ended September 30, 2021, the Company recorded an immaterial amount of general and administrative expense in its condensed consolidated statement of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

18. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. The Company made an immaterial amount of 401(k) contributions for the three and nine months ended September 30, 2022 and 2021, respectively.

19. Subsequent Events

Neuronasal Disposition

In November 2022, we finalized and entered into a Redemption, Termination and Release Agreement ("Termination Agreement") with Neuronasal through which we have disposed of our equity interests in (and residual SPA funding obligations). Pursuant to the Neuronasal Termination Agreement, the Company transferred all of its approximately 56.5% equity interest in Neuronasal in exchange for the redemption consideration in the form of certain warrants. The Neuronasal Termination Agreement entitles the Company to purchase certain common stock in Neuronasal upon the occurrence of certain contingencies, such as an initial public offering or qualified financing event.

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

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are niether promises nor guarantees and are subject to known and unknown risks, uncertainties and other factors that could cause actual results, performance achievements and the timing of certain events to differ materially from actual future results, performance, achievements and the timing of certain events expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Form 10-K and elsewhere in our Form 10-K and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “atai” or the “Company” refer to atai and its consolidated subsidiaries.

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 as a response to the significant unmet need and lack of innovation in the mental health treatment landscape, as well as to the emergence of therapies that previously may have been overlooked or underused, including psychedelic compounds and digital therapeutics. We have built a pipeline consisting of eight drug and discovery programs and four enabling technologies, each led by focused teams with deep expertise in their respective fields and supported by our internal development and operational infrastructure. We believe that target indications of several of our therapeutic programs have potential market opportunities of at least $1 billion in annual sales, if approved. A summary of our clinical and preclinical programs — including related prior evidence in humans based on third-party clinical trials or studies, recent advancements, and upcoming milestones, as applicable — follows under the heading "Our Emerging Clinical and Preclinical Programs" below.

Our business is organized along three strategic pillars:

•
Rapid-acting intervention: first, second, and third generation compounds that result in rapid-acting improvement of mental health disorders;
•
Ongoing digital support: additional care that is provided to patients before, during, and after initial treatment interventions;
•
Biomarker-driven precision mental health: the identification of patient sub-types using biological and digital biomarkers.

Since our inception in 2018, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, establishing our platform, building our intellectual property portfolio and conducting research and development activities for our product candidates within our atai companies that we consolidate based on our controlling financial interest of such entities. We operate a decentralized model to enable scalable drug or technological development at our atai companies. Our atai companies drive the development of our programs and enabling technologies for which we have either acquired a controlling or significant interest in or created de novo. We believe that this model provides our development teams the support and incentives to rapidly advance their therapeutic candidates or technologies in a cost-efficient manner. We look to optimize deployment of our capital in order to maximize value for our stakeholders.

We provide our development teams with access to shared services including scientific, intellectual property, clinical, and regulatory support, as well as project management, research and development, market strategy, and development and corporate finance. Our global team of subject matter professionals provides deep domain expertise in areas such as mental health drug development and life sciences intellectual property. Development teams have access to relevant expertise specific to each stage of their development. We believe our knowledge and specialization in psychedelics and mental health continuously enhance the quality of the services we provide through the sharing of learnings and experiences across the teams.

On June 22, 2021, we completed an IPO on Nasdaq, in which we issued and sold 17,250,000 common shares at a public offering price of $15.00 per share, including 2,500,000 common shares sold pursuant to the underwriters’ exercise of their option to purchase additional common shares, for aggregate net proceeds of $231.6 million, after deducting underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. Prior to the IPO, we received gross cash proceeds of $361.5 million from sales of our common shares and convertible notes.

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $33.9 million and $107.4 million for the three and nine months ended September 30, 2022, respectively. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $31.2 million and $78.9 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, our accumulated deficit was $465.2 million and $357.8 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Our historical losses resulted principally from costs incurred in connection with research and development activities, as well as general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from the development of our mental health research programs. Furthermore, we expect to incur additional costs associated with operating as a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, strategic collaborations and alliances or licensing arrangements. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of September 30, 2022, we had cash and cash equivalents of $142.5 million and short-term securities of $161.5 million. We believe that our existing cash and short-term securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes and a term loan.

Impactful Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs that we expect to generate meaningful data in the near term, and therefore prioritizing programs that we believe have the highest return potential and value. As a result, in July 2022 through reduction of capital allocation and operational resources, we decided to decelerate some of our drug discovery programs and Revixia Life Sciences. In November 2022, we finalized and entered into agreements through which we have disposed of our equity interests in (and residual Preferred Stock Purchase Agreement funding obligations to) Neuronasal and are also evaluating potential divestiture of our equity interests in certain deprioritized programs (such as DemeRx NB).

Our Emerging Clinical and Preclinical Programs

The table below summarizes the status of our product candidate portfolio as of the filing date of this Quarterly Report. Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications including depression, cognitive impairment associated with schizophrenia ("CIAS"), opioid use disorder ("OUD"), anxiety, and post-traumatic stress disorder ("PTSD"). We rely on third parties to conduct our preclinical and clinical trials and, as such, progress and timing of these preclinical and clinical trials and related milestone events — including those discussed in greater detail below — may be impacted by several factors including, but not limited to, changes in existing or future contractual obligations or arrangements with these third parties, geographic developments, such as site locations or regulatory requirements, and other changing circumstances associated with these third parties and the clinical trial sites. See the section titled “Risk Factors—Risks Related to Reliance on Third Parties” in the Form 10-K.

Note: DMT = N,N-dimethyltryptamine; MDMA = 3,4-Methylenedioxymethamphetamine;

(1)
Perception, Recognify, DemeRx IB, and Kures are all VIEs; GABA is a non-consolidated VIE with operational involvement through MSA model; Viridia and EmpathBio are wholly owned subsidiaries; COMPASS Pathways is a non-controlling equity interest.
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

Perception Neuroscience: PCN-101(R-Ketamine) for Treatment-Resistant Depression (TRD)

•
Product concept: PCN-101 is a parenteral formulation of R-ketamine, a glutamatergic modulator that is a component of racemic ketamine and is being developed as a rapid-acting antidepressant, with the potential to be an at-home alternative to S-ketamine (marketed as SPRAVATO ®).
•
Prior evidence in humans: In a third-party, open label clinical trial, another formulation of R-ketamine was observed to produce a rapid and durable response with limited dissociative side effects in a small number of patients with TRD.

•
Recent advancements: In September 2020, Perception Neuroscience completed a Phase 1 trial of PCN-101, which supported the advancement of PCN-101 into a randomized, double-blind, placebo-controlled Phase 2a proof-of-concept trial designed to assess the efficacy, safety, dose response, and duration of response of a single intravenous (IV) infusion dose of PCN-101 in patients with TRD. In September 2021, this Phase 2a proof-of-concept trial of PCN-101 for TRD was initiated in Europe. Additionally, in December 2021, the U.S. Food and Drug Administration (U.S. FDA) gave Investigational New Drug ("IND") clearance to conduct a clinical DDI study of PCN-101 and to conduct a portion of the PCN-101 Phase 2a proof-of-concept trial in the United States. The clinical phase of the DDI study, which was conducted to assess the pharmacokinetics of PCN-101 when used concurrently with certain classes of other drugs, was completed in June 2022. As of October 2022, the last patient has been dosed in the Phase 2a proof-of-concept study.
•
Upcoming milestones: A topline data readout of the Phase 2a proof-of-concept trial is expected around year-end 2022. For this study, patients received either a single dose of placebo, 30 mg, or 60 mg of PCN-101 via IV in addition to their existing treatment regimen, and will be assessed for change in depressive symptomology using the Montgomery-Asberg Depression Rate Scale ("MADRS") with the primary endpoint being at 24 hours and secondary assessments at intervals over 14 days. In addition to monitoring for vital signs and adverse events, sedation and dissociation will be assessed via the Modified Observer's Assessment of Alertness ("MOAA/S") scale and the Clinician-Administered Dissociative States Scale ("CADSS"), respectively. The topline results of the DDI trial are also anticipated around year-end 2022. Additionally, a Phase 1 relative bioavailability bridging study of the current intravenous formulation and a subcutaneous formulation supporting at-home use is expected to initiate in the first half of 2023, with topline results available in mid 2023.

Recognify Life Sciences: RL-007 for CIAS

•
Product concept: RL-007 is an orally available compound that modulates cholinergic, glutamatergic and GABA-B receptors, thereby putatively altering the excitatory/inhibitory balance in the brain to produce pro-cognitive effects. We are developing this compound for the treatment of CIAS.
•
Prior evidence in humans: In third-party studies, other formulations of this compound have been shown to improve aspects of cognitive function in experimental paradigms involving healthy subjects as well as in a Phase 2 trial in patients suffering from diabetic peripheral neuropathic pain.
•
Recent advancements: In April 2021, Recognify initiated a Phase 2a proof-of-mechanism study for RL-007 in 32 CIAS patients, after receiving IND clearance from the U.S. FDA to commence clinical trials for the treatment of CIAS. The study was designed to evaluate the effects of RL-007 on safety, tolerability, electroencephalogram-based biomarkers, and cognition. In December 2021, we announced positive biomarker data from the Phase 2a study of RL-007 in CIAS patients. RL-007 was well tolerated and demonstrated a clinically meaningful pro-cognitive profile consistent with previous Phase 1 and Phase 2 trials of this compound. Changes in quantitative electroencephalogram ("qEEG") consistent with a previous Phase 1 trial involving a scopolamine challenge were noted. These results support the progression of RL-007 to a double-blind, placebo-controlled Phase 2b proof-of-concept trial with the goal of demonstrating the pro-cognitive benefit of RL-007 in CIAS.
•
Upcoming milestones: We anticipate the Phase 2b proof-of-concept trial to be initiated by the end of this year with results expected in the first half of 2024.

GABA: GRX-917 (deuterated Etifoxine) for GAD

•
Product concept: GRX-917 is a deuterated version of etifoxine, a compound that is approved as a treatment for anxiety disorders in France and other countries. GRX-917 is anticipated to provide the same differentiated clinical profile as etifoxine with the increased metabolic stability conferred by deuteration potentially resulting in lower doses and/or less frequent dosing.
•
Prior evidence in humans: Etifoxine has been shown to have both the rapid onset and magnitude of anxiolytic efficacy of benzodiazepines, without their sedating or addicting properties. Furthermore, etifoxine is not associated with abuse, dependence or respiratory depression and has been observed to have no significant impact on motor skills or cognition.
•
Recent advancements: In June 2021, GABA initiated a Phase 1 single and multiple ascending dose trial of GRX-917. The Phase 1 trial was a randomized, double-blind, placebo-controlled study of the safety, tolerability and pharmacokinetics of single and multiple-ascending doses of GRX-917 up to 300mg given every twelve hours for seven days. In October 2022, we announced positive preliminary results in the Phase 1 study. GRX-917 was well-tolerated with no dose-limiting toxicities, and both single ascending dose and multiple ascending doses showed only mild adverse events comparable to placebo. Additionally, the data confirmed an improved pharmacokinetic profile including longer half-life and increased bioavailability compared to etifoxine. Quantitative electroencephalography (qEEG) data showed dose-dependent increases in frontal beta power, providing evidence of target engagement and mechanism of action.
•
Upcoming milestones: We anticipate initiating an efficacy study in healthy volunteers in the second half of 2022 with results expected in the second half of 2023.

Viridia Life Sciences: VLS-01(N,N-dimethyltryptamine) for TRD

•
Product concept: VLS-01 is a buccal transmucosal film formulation of DMT, the active moiety of the traditional hallucinogenic drink ayahuasca. DMT is characterized by an intrinsically short duration of psychedelic effect, with a serum half-life estimated at less than 10 minutes. VLS-01 is formulated to provide a psychedelic experience lasting 30 to 45 minutes, thus potentially enabling a shorter clinic visit compared to many other psychedelic compounds that may require a patient to be monitored for four or more hours.
•
Prior evidence in humans: Ayahuasca administration was shown to provide significant antidepressant effects compared with placebo at one, two and seven days after dosing in a double-blind, randomized, placebo-controlled third-party clinical trial in patients with TRD.
•
Recent advancements: A Phase 1 open-label single ascending dose trial of VLS-01 was initiated in May of this year. The study compares the safety, tolerability, and pharmacokinetics of VLS-01 administered by both buccal and oral routes, as well as the pharmacodynamics of DMT using qEEG and other measures. The Phase 1 trial is the first application of our app-based digital therapeutics technology (DTx) to a pipeline product, and this technology will be used to prepare subjects prior to dosing. In October 2022, we announced that the first patient was dosed.
•
Upcoming milestones: We expect topline results for the Phase 1 study during the first half of 2023. Additionally, we expect the initiation of a Phase 2a proof-of-concept study in the first half of 2023, with results expected in the first half of 2024.

Kures: KUR-101(deuterated mitragynine) for OUD

•
Product concept: KUR-101 is a formulation of deuterated mitragynine that is being developed for the treatment of OUD. Mitragynine is the active component of the leaves of the kratom tree (Mitragnyna speciosa).
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
•
Recent advancements: KUR-101 is being evaluated in a Phase 1 randomized, double-blind, two-part study of the safety, tolerability, pharmacokinetics, analgesic and respiratory effects of KUR-101 in healthy volunteers. Part 1 is a five-cohort, single ascending dose study of KUR-101. Part 2 is a three-period crossover study to compare the analgesic and respiratory effects of a single dose of KUR-101, a single dose of immediate release oxycodone (OxyNorm®), and a single dose of placebo in healthy male volunteers. As of September 2022, Part 1 of the Phase 1 trial has been completed. Preliminary results indicated that KUR-101 is generally well-tolerated and that a single ascending dosing of KUR-101 produces dose-dependent analgesia (pain relief) with effects on respiration comparable to that of a placebo, as well as a dose-proportional pharmacokinetic (“PK”) profile that was unaffected by food. Dosing of subjects in Part 2 of the trial was completed in October 2022.
•
Upcoming milestones: Part 2 of the Phase 1 study is designed to be a head-to-head comparator trial of KUR-101 versus the standard of care (oxycodone). Safety and analgesia data from this study are expected by the end of 2022.

DemeRx IB: DMX-1002 (ibogaine) for OUD

•
Product concept: DMX-1002 is an oral formulation of ibogaine, a cholinergic, glutamatergic and monoaminergic receptor modulator that is a naturally occurring psychedelic product isolated from a West African shrub, which we are developing for the treatment of OUD.
•
Prior evidence in humans: In third-party open label studies evaluating other formulations of ibogaine, significant reductions in opioid cravings were observed, both at discharge and at one month post treatment, and these were associated with improved mood in patients with OUD.
•
Recent advancements: DMX-1002 is being tested in an ongoing Phase 1/2 trial to evaluate its safety, tolerability, pharmacokinetics, and efficacy in recreational drug users and healthy volunteers, to help inform future studies in patients with OUD. The dosing of 2 cohorts have been completed and dosing of participants of cohort 3 is scheduled to begin in the first half of 2023.
•
Upcoming milestones: We expect safety data from the Phase 1 period of the trial in the first half of 2023.

EmpathBio: EMP-01 (MDMA derivative) for PTSD

•
Product concept: EMP-01 is an oral formulation of an MDMA derivative being developed for the treatment of PTSD. We are developing EMP-01 for the potential to have an improved therapeutic index compared to racemic MDMA.
•
Prior evidence in humans: In a meta-analysis of 21 third-party trials of other formulations of MDMA combined with psychotherapy for the treatment of PTSD, the benefits of such treatment were statistically significant versus placebo or active placebo-assisted therapy alone. In addition, a recent third-party randomized, double-blind, placebo-controlled phase 3 study of 90 patients with severe PTSD showed a statistically significant reduction in PTSD symptoms in the MDMA-assisted psychotherapy group versus placebo.
•
Recent advancements: In September 2022, after having received Medsafe central regulatory and the Health and Disability Ethics Committees approvals, we initiated our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01 in up to 32 healthy volunteers. This trial will also incorporate our digital therapeutics technology, with the technology used to prepare subjects prior to dosing.
•
Upcoming milestones: We anticipate topline results for the Phase 1 study in the second half of 2023.

Our Ownership Position in COMPASS

In addition to our emerging clinical and preclinical programs and enabling technologies, we led the Series A financing round in 2018 for COMPASS, co-led their Series B financing round in 2020 and continue to hold a significant equity ownership position in COMPASS. COMPASS is developing its investigational COMP360 psilocybin therapy, with an initial focus on TRD. Early signals from academic studies, using formulations of psilocybin not developed by COMP 360, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. In 2019, COMPASS completed a Phase 1 clinical trial administering COMP360, along with psychological support, the results of which showed that COMP360 was generally well-tolerated, supporting continued progression of Phase 2b studies. In November 2021, COMPASS announced positive topline results from its Phase 2b clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of TRD. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin with psychological support. COMPASS anticipates the initiation of a Phase 3 program in the fourth quarter of 2022, which is composed of three clinical trials, two pivotal trials and one long-term follow-up.

In addition, beyond TRD, COMPASS has on-going, multicenter Phase 2 trials in anorexia nervosa and PTSD. It is conducting a double-blind, randomized controlled Phase 2 clinical trial investigating the efficacy of COMP360 psilocybin, administered with psychological support, in people with anorexia nervosa and is conducting a Phase 2 clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in PTSD.

As of September 30, 2022, we beneficially owned 9,565,774 shares representing a 22.5% equity interest in COMPASS. Certain of our founding investors were also seed investors and founders of COMPASS. Our interest in the product candidates of COMPASS is limited to the potential appreciation of our equity interest.

Our Enabling Technologies

We believe our enabling technologies have the potential to support the development of our pipeline and be used as patient support tools. We currently have three enabling technologies housed at our atai companies: Introspect Digital Therapeutics, InnarisBio, and IntelGenx Technologies, which is a strategic investment of ours. Furthermore, products from Introspect Digital Therapeutics, InnarisBio, and IntelGenx Technologies are currently being tested in humans. We intend to use these enabling technologies to support the future development of our programs. For more information regarding our enabling technologies, see the section titled “Enabling Technologies” in Part 1, Item 1 of our Form 10-K filed with the SEC.

Our Drug Discovery Companies

Although we are currently prioritizing certain clinical phase programs as described further under the section titled “Impactful Capital Allocation and Strategic Value Capture,” above we also believe in the development of innovative and scalable solutions to better meet patient needs. In November 2019, we acquired a majority interest in EntheogeniX Biosciences, a controlled variable interest entity, which is based on an AI-enabled computational biophysics platform designed to optimize and accelerate drug discovery. PsyProtix, a majority owned subsidiary we launched in February 2021, is developing metabolomics-based biomarkers that stratify TRD patients with the aim of improving patient outcomes through a precision psychiatry approach. In addition, in December 2021 and January 2022, respectively, we announced the launch of two new companies, TryptageniX and Invyxis. to support this commitment in driving next-generation approaches in the treatment of mental health disorders. The approaches of these two companies’ to drug discovery are highly complementary to that of EntheogeniX Biosciences. TryptageniX will specialize in the biosynthesis of our naturally derived development candidates and Invyxis will bring proven medicinal chemistry tools and comprehensive biological screening approaches to our growing enterprise of drug discovery and design. Expanding intellectual property has been essential to our strategy since inception, with key investments made to unlock NCEs. We have already made substantial progress in our drug discovery efforts to date, synthesizing and screening over 300 compounds and identifying novel scaffolds that display potential in targeting mental health disorders. For more information regarding our drug discovery companies, see the section titled “Drug Discovery Companies” in Part 1, Item 1 our Form 10-K filed with the SEC.

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

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares and from issuances of convertible notes and term loans.

Factors and Trends Affecting our Results of Operations

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

Acquisition of In-Process Research and Development Expenses

In an asset acquisition, including the initial consolidation of a VIE that is not a business, acquired in-process research and development, or IPR&D, with no alternative future use is charged to the consolidated statements of operations as a component of operating expenses at the acquisition date.

Since inception, we have grown primarily by continually acquiring and investing in other companies. Our IPR&D expenses for the three and nine months ended September 30, 2022, were $0 and $0.4 million, respectively, representing 0% and 0.3%, respectively, of our total operating expenses. Our IPR&D expenses for the three and nine months ended September 30, 2021 were $0 and $9.0 million, respectively, representing 0% and 8.1%, respectively, of our total operating expenses. As we continue to acquire and invest in companies, we expect our IPR&D expenses to increase.

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

Effective April 23, 2021, we adopted and our shareholders approved the 2021 Incentive Award Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan enables us to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to our executive officers, directors and other employees and consultants. Any shares subject to outstanding options originally granted under the 2020 Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan. For the three months ended September 30, 2022 and 2021, we incurred $10.5 million and $12.2 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2022 and 2021, we incurred $30.2 million and $50.0 million of stock-based compensation expense, respectively.

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

In March 2021, we satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue. Additionally, in March 2021 we recognized revenues of $0.4 million related to certain research and development services. As of September 30, 2021, we had current deferred revenue of $0.2 million due to certain research and development services under the Otsuka Agreement which will be recognized over time as the respective study results are delivered. To date, there have been no milestones achieved under the Otsuka Agreement. License revenue of $0.3 million and $20.1 million was recorded for the three and nine months ended September 30, 2021, respectively.

We recognized $0.2 million of license revenue for the nine months ended September 30, 2022. We recognized an immaterial amount of license revenue for the three months ended September 30, 2022. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of September 30, 2022. To date, there have been no milestones achieved under the Otsuka Agreement.

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

Change in Fair Value of Derivative Liability

Changes in fair value of derivative liability consists of subsequent remeasurement of our derivative liability relating to certain embedded features contained in the Perception convertible promissory notes for which we record at fair value. The Perception convertible promissory notes were converted during June 2021. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion of the Perception convertible promissory notes.

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

Other Income (Expense), net

Other income (expense), net consists principally of interest expense and impairment related to our other investments. Interest expense consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. Upon closing of the Loan Agreement, Hercules Capital, Inc. issued a term loan advance in the amount of $15.0 million. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion of the 2022 Term Loan Facility.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities except for certain subsidiaries in Australia, the United States, and the United Kingdom as of September 30, 2022 which primarily relate to German and international tax loss carryforwards. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of September 30, 2022 and December 31, 2021, we had no unrecognized tax benefits.

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

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests in our consolidated statements of operations is a result of our investments in certain of our consolidated VIEs and consists of the portion of the net loss of these consolidated entities that is not allocated to us. Net losses in consolidated VIEs are attributed to redeemable noncontrolling interests and noncontrolling interests considering the liquidation preferences of the different classes of equity held by the shareholders in the VIE and their respective interests in the net assets of the consolidated VIE in the event of liquidation, and their pro rata ownership. Changes in the amount of net loss attributable to redeemable noncontrolling interests and noncontrolling interests are directly impacted by changes in the net loss of our VIEs and our ownership percentage changes.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021 (unaudited)

	Three Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
License revenue	$24	$266	(242)	-90.98%
Operating expenses:
Research and development	19,028	13,363	5,665	42.39%
General and administrative	19,419	20,264	(845)	-4.17%
Total operating expenses	38,447	33,627	4,820	14.33%
Loss from operations	(38,423)	(33,361)	(5,062)	15.17%
Other income (expense), net:
Interest income	145	8	137	1712.50%
Change in fair value of contingent consideration liability - related parties	430	469	(39)	-8.32%
Change in fair value of warrant liability	—	47	(47)	-100.00%
Change in fair value of securities carried at fair value	344	—	344	100.00%
Unrealized loss on other investments held at fair value	—	(70)	70	-100.00%
Foreign exchange gain (loss), net	4,470	6,462	(1,992)	-30.83%
Other expense, net	(100)	(29)	(71)	244.83%
Total other income (expense), net	5,289	6,887	(1,598)	-23.20%
Loss before income taxes	(33,134)	(26,474)	(6,660)	25.16%
Provision for income taxes	(135)	(368)	233	-63.32%
Losses from investments in equity method investees, net of tax	(2,432)	(4,800)	2,368	-49.33%
Net loss	$(35,701)	$(31,642)	(4,059)	12.83%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,814)	(484)	(1,330)	274.79%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(33,887)	$(31,158)	$(2,729)	8.76%

License Revenue

We recognized an immaterial amount of license revenue for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. The decrease of $0.2 million was related to certain research and development services provided pursuant to the Otsuka Agreement signed in March 2021. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of September 30, 2022.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
PCN-101 (Perception)	$3,696	$1,340	$2,356	175.8%
EMP-01 (EmpathBio Inc)	1,100	337	763	226.3%
KUR-101 (Kures)	1,057	992	65	6.5%
RL-007 (Recognify)	1,050	786	264	33.6%
Novel drug compounds (Invyxis)	1,035	—	1,035	100.0%
DMX-1002 (DemeRx IB)	670	841	(171)	-20.4%
Novel compounds (TryptageniX)	564	—	564	100.0%
Novel compounds (EntheogeniX)	552	195	357	183.1%
VLS-01 (Viridia)	522	526	(4)	-0.7%
RLS-01 (Revixia)	453	275	178	64.9%
Novel drug delivery (InnarisBio)	322	271	51	18.9%
Other (Introspect, Psyber, Psyprotix, Neuronasal)	147	377	(231)	-61.1%
Unallocated research and development expenses:
Personnel expenses	7,396	7,159	237	3.3%
Professional and consulting services	262	75	187	248.9%
Other	202	189	13	6.9%
Total research and development expenses	$19,028	$13,363	$5,665	42.4%

Research and development expenses were $19.0 million for the three months ended September 30, 2022, compared to $13.4 million for the three months ended September 30, 2021. The increase of $5.6 million was primarily attributable to a $5.2 million increase of direct costs at the platform companies as discussed below, a $0.2 million net increase in personnel costs, which included a $1.3 million decrease in stock-based compensation and a $0.2 million increase in professional and consulting services fees.

The $2.3 million increase in direct costs for PCN-101 was primarily due to an increase of $1.4 million in clinical development costs, $0.6 million increase in preclinical development costs, $0.2 million increase in manufacturing costs and $0.1 million of increased personnel costs.

The $0.8 million increase in direct costs for EMP-001 was primarily due to an increase of $0.7 million in preclinical development costs, $0.2 increase in clinical development costs, offset by $0.1 million decrease in manufacturing costs.

The $0.1 million increase in direct costs for KUR-101 was primarily due to $0.9 million increase in clinical development costs, offset by $0.8 million decrease in preclinical development costs.

The $0.3 million increase in direct costs for the RL-007 program was primarily due to an increase of $0.1 million in clinical development costs and increase of $0.1 million in manufacturing costs.

The direct costs of $1.0 million for Invyxis relate to preclinical development and discovery costs.

The $0.2 million decrease in direct costs for the DMX-1002 program relates to a decrease of $0.1 million in clinical development costs and $0.1 million decrease in preclinical development costs.

The direct costs of $0.6 million for TryptageniX relate to preclinical development and discovery costs.

The $0.4 million increase in direct costs for EntheogeniX was primarily due to $0.4 million increase in preclinical development costs, partially offset by a slight decrease in manufacturing costs.

The direct costs for VLS-01 were consistent period over period due to $0.3 million decrease in preclinical development and manufacturing costs, mostly offset by $0.3 million increase in clinical development costs.

The $0.2 million increase of direct costs for RLS-01 was primary attributable to preclinical development costs.

The $0.1 million increase in direct costs for InnarisBio primarily relates to an increase in manufacturing costs.

During the three months ended September 30, 2022, we incurred $0.2 million of direct costs in association with IntroSpect, Psyber, Psyprotix, and Neuronasal; direct costs associated with these programs were related to preclinical development and initial clinical-stage activities.

General and Administrative Expenses

General and administrative expense was $19.4 million for the three months ended September 30, 2022 compared to $20.3 million for the three months ended September 30, 2021. The decrease of $0.9 million was largely attributable to a $2.6 million reduction in value-added tax expense and $0.7 million decrease in insurance cost, partially offset by a $1.3 million increase in personnel costs, which included a $0.4 million decrease in stock-based compensation and $1.1 million increase in investor relations and other costs.

Interest Income

Interest income for the three months ended September 30, 2022 and 2021 primarily consisted of interest earned on our cash balances and notes receivable during these periods. Interest income did not change materially for the three months ended September 30, 2022 and 2021.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the three months ended September 30, 2022 we recognized income of $0.4 million and for the three months ended September 30, 2021, we recognized income of $0.5 million. The immaterial change in the fair value of the contingent consideration liability were primarily due to updates to certain assumptions used to calculate the Perception and TryptageniX contingent consideration liabilities, such as the discount rate.

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. The change in fair value of warrant liability for the three months ended September 30, 2022 and 2021 was not material.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the three months ended September 30, 2022, we recognized a gain of $0.3 million relating to the change in fair value of securities.

Foreign Exchange Gain (Loss), net

We recorded a gain of $4.5 million related to foreign currency exchange rates for the three months ended September 30, 2022 and a gain of $6.4 million related to foreign currency exchange rate for the three months ended September 30, 2021. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other expense, net

Other expense, net primarily consists of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. Upon closing of the Loan Agreement, Hercules Capital, Inc. issued a term loan advance in the amount of $15.0 million. The increase of $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributed to an increase in principal amounts of our debt.

Provision For Income Taxes

We incurred current income tax expense of $0.1 million for the three months ended September 30, 2022 compared to $0.4 million for the three months ended September 30, 2021. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended September 30, 2022 and 2021 was $2.4 million and $4.8 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Nine Months Ended September 30, 2022 and 2021 (unaudited)

	Nine Months Ended September 30, (unaudited)
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
License revenue	$195	$20,146	(19,951)	-99.03%
Operating expenses:
Research and development	52,437	34,974	17,463	49.93%
Acquisition of in-process research and development	357	8,934	(8,577)	-96.00%
General and administrative	54,623	66,868	(12,245)	-18.31%
Total operating expenses	107,417	110,776	(3,359)	-3.03%
Loss from operations	(107,222)	(90,630)	(16,592)	18.31%
Other income (expense), net:
Interest income	361	80	281	351.25%
Change in fair value of contingent consideration liability - related parties	525	(191)	716	-374.87%
Change in fair value of derivative liability	—	41	(41)	-100.00%
Change in fair value of warrant liability	53	87	(34)	-39.08%
Change in fair value of securities carried at fair value	(981)	—	(981)	0.00%
Unrealized loss on other investments held at fair value	—	(5,530)	5,530	-100.00%
Loss on conversion of convertible promissory notes	—	(513)	513	-100.00%
Gain on consolidation of a variable interest entity	—	3,543	(3,543)	-100.00%
Foreign exchange gain (loss), net	11,515	5,446	6,069	111.44%
Other income (expense), net	(112)	(355)	243	-68.45%
Total other income (expense), net	11,361	2,608	8,753	335.62%
Loss before income taxes	(95,861)	(88,022)	(7,839)	8.91%
Provision for income taxes	(227)	(432)	205	-47.45%
Gain on dilution of equity method investments	—	16,923	(16,923)	-100.00%
Losses from investments in equity method investees, net of tax	(14,680)	(9,440)	(5,240)	55.51%
Net loss	$(110,768)	$(80,971)	(29,797)	36.80%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(3,394)	(2,040)	(1,354)	66.37%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(107,374)	$(78,931)	$(28,443)	36.04%

License Revenue

Perception satisfied the performance obligation related to the license under the Otsuka Agreement upon delivery of the license and we recognized $19.7 million allocated to the license as license revenue during the nine months ended September 30, 2021. Additionally, we recognized revenues of $0.4 million related to certain research and development services during the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company recognized revenue of $0.2 million related to certain research and development services performed during the period. No other performance obligations were satisfied during the nine month period ended September 30, 2022.

Research and Development Expenses

The table and discussion below present research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
PCN-101 (Perception)	$9,503	$5,412	$4,091	75.6%
EMP-01 (EmpathBio Inc)	$3,542	668	2,874	430.3%
KUR-101 (Kures)	$3,065	1,680	1,385	82.4%
VLS-01 (Viridia)	$2,098	1,593	505	31.7%
Novel drug compounds (Invyxis)	$2,831	—	2,831	100.0%
DMX-1002 (DemeRx IB)	$2,160	2,676	(516)	-19.3%
RLS-01 (Revixia)	$1,797	555	1,242	223.9%
RL-007 (Recognify)	$1,758	1,862	(104)	-5.6%
Novel compounds (TryptageniX)	$1,265	—	1,265	100.0%
Novel compounds (EntheogeniX)	$1,222	440	782	177.7%
Novel drug delivery (InnarisBio)	$705	495	210	42.5%
Other (Introspect, Psyber, Psyprotix, Neuronasal)	$804	566	238	42.0%
Unallocated research and development expenses:
Personnel expenses	$20,450	18,278	2,172	11.9%
Professional and consulting services	$752	378	374	99.0%
Other	$484	371	113	30.4%
Total research and development expenses	$52,437	$34,974	$17,463	49.9%

Research and development expenses were $52.5 million for the nine months ended September 30, 2022, compared to $35.0 million for the nine months ended September 30, 2021. The increase of $17.5 million was primarily attributable to an increase of $14.8 million of direct costs at the platform companies as discussed below, a $2.2 million increase in personnel costs, which included a $2.8 million decrease in stock-based compensation and a $0.5 million increase in professional and consulting services.

The $4.1 million increase in direct costs for PCN-101 was primarily due to an increase of $3.2 million in clinical development costs, $0.5 million increase in personnel costs, $0.3 million increase in manufacturing costs and $0.2 million increase in preclinical development costs.

The $2.9 million increase in indirect costs for EMP-001 was primarily due to $2.4 million increase in preclinical development costs, $0.3 million increase in manufacturing costs and $0.2 million increase in clinical development costs.

The $1.4 million increase in direct costs for KUR-101 was primarily due to an increase of $2.0 million in clinical development costs, offset partially by a decrease of $0.4 million in preclinical development costs and $0.2 million decrease in personnel costs.

The $0.5 million increase in direct costs for VLS-01 was primarily due to an increase of $0.5 million in clinical development costs and $0.3 million increase in manufacturing costs, partially offset by $0.3 million decrease in preclinical development costs. Additionally, $0.5 million of manufacturing costs incurred were credited against our Strategic Development Agreement with IntelgenX. Per this agreement, IntelgenX will reimburse atai for specified research and development costs, up to 20% of the proceeds IntelgenX receives from atai for purchases of IntelgenX securities. See Note 5 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

The direct costs of $2.8 million for Invyxis relate to preclinical development and discovery costs.

The reduction of direct costs for the DMX-1002 program of $0.5 million primarily relates to reduced preclinical development costs.

The increase of direct costs for RLS-01 by $1.2 million was primary attributable to an increase of $0.9 million in manufacturing costs and $0.3 million increase in preclinical development costs.

The $0.1 million reduction in direct costs for the RL-007 program was primarily related to a decrease in clinical development costs.

The direct costs of $1.3 million for TryptageniX relate to preclinical development and discovery costs.

The $0.8 million increase in direct costs for EntheogeniX was primarily due to an increase of $1.0 million in preclinical development costs, partially offset by $0.2 million decrease in manufacturing costs.

The $0.2 million increase in direct costs for InnarisBio primarily related to increased manufacturing costs.

During the nine months ended September 30, 2022, we incurred $0.8 million of direct costs in association with IntroSpect, Psyber, Psyprotix, and Neuronasal. Direct costs associated with these programs were related to preclinical development and initial clinical-stage activities.

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

Acquisition of in-process research and development expenses was $0.4 million for the nine months ended September 30, 2022 which relates to license costs incurred by Kures. Acquisition of in-process research and development expenses was $9.0 million for the nine months ended September 30, 2021, which was IPR&D acquired from Neuronasal in May 2021 and InnarisBio in March 2021. The acquired IPR&D was considered to have no future alternative use.

General and Administrative Expenses

General and administrative expenses were $54.6 million for the nine months ended September 30, 2022 compared to $66.9 million for the nine months ended September 30, 2021. The decrease of $12.3 million was largely attributable to a decrease of $9.6 million in personnel costs, which included a $16.9 million decrease in stock-based compensation, a $5.4 million reduction in value-added tax expense and $2.4 million decrease in professional and consulting services, partially offset by a $2.2 million increase in insurance and $3.0 million increase in investor relations and other costs.

Interest Income

Interest income for the nine months ended September 30, 2022 and 2021 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We had interest income for the nine months ended September 30, 2022 and 2021 of $0.4 million and $0.1 million, respectively.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the nine months ended September 30, 2022, we recorded income of $0.5 million due to the decrease in the fair value of our Contingent Consideration Liabilities.

For the nine months ended September 30, 2021, we recognized expense of $0.2 million. The changes in the fair value of the contingent consideration liability were primarily due to updates to certain assumptions used to calculate the Perception and TryptageniX contingent consideration liability, such as the discount rate.

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. The change in fair value of warrant liability for the nine months ended September 30, 2022 and 2021 was not material.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the nine months ended September 30, 2022 and 2021, we recognized a loss of $1.0 million and an immaterial change, respectively, relating to the fair value of securities.

Unrealized Loss on Other Investments Held at Fair Value

In May 2021, we received IntelGenx common stock, warrants and additional unit warrants for a price of approximately $12.3 million. We determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the warrants at $1.2 million and the additional unit warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. Subsequently, changes in fair value of the common shares, the warrants and additional unit warrants are recorded as a component of other income (expense), net in the condensed consolidated statement of operations. During the nine months ended September 30, 2022, we recognized $0 of unrealized loss on other investments held at fair value. During the nine months ended September 30, 2021, we recognized $5.5 million of unrealized loss on other investments held at fair value.

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

Gain on Consolidation of a Variable Interest Entity

Gain on consolidation of a variable interest entity for the nine months ended September 30, 2021 was $3.5 million. We purchased additional shares of Neuronasal in May 2021 and recognized a gain of $3.5 million. The gain was calculated as the sum of the consideration paid of $1.0 million, the fair value of the noncontrolling interest issued of $3.0 million, the carrying value of our investments in Neuronasal’s common stock and preferred stock prior to May 2021 of $0.8 million, less the fair value of identifiable net assets acquired of $8.3 million. The fair value of the IPR&D acquired of $8.3 million was charged to research and development expense as it had no alternative future use at the time of the acquisition. Upon consolidation, no further gain will be recorded.

Foreign Exchange Gain (Loss), Net

We recorded a gain of $11.5 million related to foreign currency exchange rates for the nine months ended September 30, 2022 and a gain of $5.4 million related to foreign currency exchange rates for the nine months ended September 30, 2021. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Expense, Net

Other expense, net was $0.1 million for the nine months ended September 30, 2022 compared to $0.3 million for the nine months ended September 30, 2021. The decrease of $0.2 million was due to the Company incurring fewer months of interest expense during the nine months ended September 30, 2022 in connection with the Loan and Security Agreement with Hercules. The interest expense incurred during the nine months ended September 30, 2021 was incurred in relation to the Perception convertible promissory notes, which converted in June 2021.

Provision For Income Taxes

We incurred current income tax expense of $0.2 million for the nine months ended September 30, 2022 compared to $0.4 million for the nine months ended September 30, 2021. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the nine months ended September 30, 2022 and 2021 were $14.7 million and $9.4 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Sources of Liquidity

Initial Public Offering

In June 2021, we completed our IPO and issued and sold 17,250,000 of our common shares at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. As of September 30, 2022, we had cash and cash equivalents of $142.5 million and short-term securities of $161.5 million.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.8 million or $6.9 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. In May and July 2022, certain noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V. The investors paid €17.00 per share for the aggregate amount of €4.6 million or $4.6 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares. Concurrently, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The remaining convertible promissory notes balance as of September 30, 2022 was $0.4 million.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS ordinary shares, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $102.6 million as of September 30, 2022. As of September 30, 2022, the carrying value of our investment in COMPASS was $0 under the equity method. Through a series of open market transactions between November 23, 2021 and December 7, 2021 we purchased additional equity investments in COMPASS common stock. As of September 30, 2022, our voting interest in COMPASS was 22.5%.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of September 30, 2022, we had cash and cash equivalents of $142.5 million and short-term securities of $161.5 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months from the date of this Quarterly Report.

We expect to continue to incur substantial additional expenditures in the near term to support our ongoing activities. Additionally, we have incurred and expect to continue to incur additional costs as a result of operating as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings.

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

Cash Flows

The following table summarizes our cash flows for nine months ended September 30, 2022 and 2021:

	September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(73,962)	$(42,737)
Net cash used in investing activities	(166,900)	(32,643)
Net cash provided by financing activities	21,707	408,139
Effect of foreign exchange rate changes on cash	(572)	303
Net increase (decrease) in cash	$(219,727)	$333,062

Net Cash Used in Operating Activities

Net cash used in operating activities was $73.9 million for the nine months ended September 30, 2022, which consisted of a net loss of $110.7 million, adjusted by non-cash charges of $36.2 million and net cash inflows from the change in operating assets and liabilities of $0.7 million. The non-cash charges primarily consisted of $30.2 million of stock-based compensation, $14.7 million of losses from our equity method investments and a $1.0 million loss relating to the change in the fair value of our short-term securities during the period, partially offset by $9.5 million of unrealized foreign exchange gains. The net cash inflows from the change in operating assets and liabilities were primarily due to a $2.4 million decrease in accounts payable and a decrease of $1.8 million in prepaid expenses and other current assets, partially offset by a $4.9 million increase in accrued liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $166.9 million for the nine months ended September 30, 2022, primarily driven by $256.5 million of cash paid for securities carried at fair value, partially offset by $94.0 million of proceeds from the sale and maturities of securities carried at fair value, $3.0 million of loans remitted to related parties, $0.6 million of additional investments in our platform companies, and $0.7 million of purchases of property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $21.7 million for the nine months ended September 30, 2022, due to $15 million proceeds from debt financings, $4.6 million of proceeds from the conversion of convertible notes to common stock, $2.2 million of proceeds from stock option exercises and $0.6 million received from the issuance of subsidiary preferred shares, partially offset by $0.7 million of debt financing costs remitted during the nine month period.

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

Indebtedness

Convertible Notes

Between November 2018 and September 30, 2022 we issued an aggregate of $34.3 million of convertible notes.

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. In 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.8 million ($6.9 million) in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. In May 2022 and July 2022, additional noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V. The investors paid €17.00 per share for the aggregate amount of €4.6 million or $4.6 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 5,478,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. As of September 30, 2022 an aggregate principal amount of $0.4 million remained outstanding under the 2018 Convertible Notes.

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

Investment in Convertible Promissory Notes—Related Party

On March 16, 2020, Perception entered into a convertible promissory note agreement with us and certain other unrelated investors, or the Perception Note Purchase Agreement, pursuant to which Perception Neuroscience issued $3.9 million in principal amount of convertible notes in aggregate. Under the Perception Note Purchase Agreement, Perception Neuroscience issued convertible notes, or the Perception Notes, in the aggregate principal amount of $3.3 million to us and $0.6 million to other investors, including related parties. The Perception Notes bear interest at an annual rate of 5% and were due and payable on June 30, 2022 unless earlier converted. In December 2020, Perception issued additional convertible notes to us, certain related parties and third party investors in the aggregate principal amount of $7.0 million, of which $5.8 million was issued to us and $1.2 million was issued to other investors, including related parties. In January 2021, pursuant to the Perception Note Purchase Agreement, Perception issued an aggregate principal amount of $0.8 million to other investors, including related parties, as part of its first tranche funding. In May 2021, Perception issued additional convertible notes to us, certain related parties and third party investors in the aggregate principal amount of $5.0 million, of which $4.2 million was issued to us and $0.8 million was issued to other investors, including related parties, as part of its second tranche funding. The notes bear interest at an annual rate of 5% and are due and payable on February 28, 2022, unless earlier converted. Perception may not prepay in whole or in part without our consent.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 30, 2022. During the nine months ended September 30, 2022, there have been no material changes from the contractual commitments and obligations previously disclosed in our Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K. While we have investments classified as VIEs, their purpose is not to provide off-balance sheet financing.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or December 31, 2026, (b) in which we have total annual gross revenues of $1.235 billion or more, or (c) in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our outstanding common shares held by non-affiliates equal or exceeds $700 million as of last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2022, we had cash and cash equivalents of $142.5 million and short-term securities of $161.5 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of September 30, 2022, we had $0.4 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, an immediate 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of September 30, 2022, the carrying amount of our short and long-term notes receivables was an aggregate amount of $7.1 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, an immediate 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at reasonable assurance level as of September 30, 2022 as a result of the material weaknesses described below.

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

Management’s Remediation Efforts

As disclosed herein, we have identified and continued to implement several steps, as further described below, designed to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses, and our remediation plan may not prove to be successful. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. As of September 30, 2022 the material weaknesses had not been remediated.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item lA. Risk Factors.

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled "Risk Factors" in our Form 10-K Other than as discussed below, there have been no material changes to the risk factors described in Part I, Item 1A of our Form 10-K. If any of the risk factors described in the Form 10-K actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common shares could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed in the Current Report on Form 8-K, filed by the Company with the U.S. Securities and Exchange Commission on August 15, 2022 (the “Prior 8-K”), Stephen Bardin, the Company’s Chief Financial Officer, entered into an Executive Employment Agreement with the Company and ATAI Life Sciences US, Inc., dated June 11, 2022 (the “Prior Employment Agreement”). Effective November 8, 2022, Mr. Bardin entered into an Employment Agreement (the “German Employment Agreement”) with atai Life Sciences AG, a wholly-owned German subsidiary of the Company, which supersedes the Prior Employment Agreement and which provides for the employment of Mr. Bardin in Germany. The material terms of the German Employment Agreement are substantially similar to those of the Prior Employment Agreement, except that Mr. Bardin, pursuant to the German Employment Agreement, may become entitled to certain tax equalization payments and tax return preparation assistance in the event he receives payments or benefits from atai Life Sciences AG or its affiliates that become taxable outside of the United States and is entitled to a $15,000 relocation allowance upon his relocation to the United States, including upon his termination without cause or resignation for good reason.

A description of the material terms of the Prior Employment Agreement is set forth under Item 5.02 of the Prior 8-K and is incorporated by reference herein. The foregoing description of the German Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the German Employment Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on 10-Q and is incorporated by reference herein.

The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers – paragraph (e)” of Form 8-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1†	Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated August 9, 2022	8-K	001-40493	10.1	8/15/2022

10.2+	Employment Agreement, dated November 8, 2022, by and between Stephen Bardin and atai Life Sciences AG					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

72

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

+ Management contract or compensatory plan, contract or arrangement.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10)(iv).

* Filed herewith.

** Furnished herewith.

73

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: November 10, 2022	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Stephen Bardin
Stephen Bardin
Chief Financial Officer and Managing Director (Principal Financial Officer and Principal Accounting Officer)