Form 10-K
period 2022-12-31
ATAI Life Sciences N.V.
filed 2023-03-24
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $411.1 million. Solely for purposes of this disclosure, common shares held by executive officers, directors and certain shareholder of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 15, 2023, the registrant had 166,010,476 common shares, par value €0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022, are incorporated herein by reference in Part III where indicated.

ATAI Life Sciences N.V.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-K other than statements of historical fact should be considered forward-looking statements, including without limitiation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, partnerships and other strategic arrangements; the sufficiency of our cash and cash equivalents and short-term investments to fund our operations; available funding under the Hercules Capital, Inc. loan facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties, and assumptions described under "Summary Risk Factors" below, “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Form 10‑K.

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

GENERAL

Unless the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to “Form 10-K” and “Annual Report” herein refer to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
•
We may, and have in the past decided to, expend our limited resources and allocation of capital to pursue a particular product candidate over other product candidates that may ultimately be more profitable or for which there is a greater likelihood of success, which may adversely affect our future revenues;
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
•
We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition;
•
We rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing;
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
•
Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel;
•
A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results;
•
Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 in response to the significant unmet need and lack of innovation in the mental health treatment landscape, as well as the emergence of therapies that previously may have been overlooked or underused.

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

Our Model and Strategy

We have a team of experienced drug discoverers, developers and innovators working to heal mental health disorders. We operate a decentralized model to enable scalable drug or technological development at our atai companies. Our atai companies drive development of programs that we have either acquired a controlling or significant interest in or created de novo. We believe that this model provides our development teams the support and incentives to rapidly advance their programs in a cost-efficient manner. To continue to grow our business and to aid in the development of our various programs, we intend to continue to incubate, acquire and invest in companies that share our goal of advancing transformative treatments for patients that suffer from mental health disorders.

This model enables a modular approach to capturing value as we advance therapies through commercialization. While our primary goal is to pursue commercialization of products independently, we also intend to continue opportunistically establishing collaborations and/or divest atai companies entirely based on several factors, including, without limitation, the strategic rationale and financial return potential. The model is designed to maximize the value of each drug that we successfully develop and generate returns for shareholders through these value-capturing strategies.

An example of a value-capturing event includes geography-specific collaboration agreements, such as the “Otsuka Agreement”, pursuant to which one of our atai companies, Perception Neurosciences, received a $20.0 million upfront payment and Otsuka was granted exclusive rights to develop and commercialize arketamine, known as PCN-101, in Japan.

Our Programs

We have built a diversified pipeline of drug and discovery development programs, including psychedelic and nonpsychedelic compounds. Psychedelics are emerging as novel breakthrough therapies for mental health disorders, such as depression and, with growing scientific support, recent regulatory advancements and increasing patient and physician acceptance. There is a growing body of clinical evidence that supports the potential efficacy and safety profile of psychedelics, which may have potential therapeutic benefits, such as a rapid onset of effect and sustained efficacy after a short-course of administration. Our pipeline also includes nonpsychedelic compounds. We believe these programs, which include new molecular entities as well as variants of known compounds with unique pharmacology, have the potential to address unmet needs in mental health disorders.

These programs vary across stage of development, indication and mechanism of action, which we believe will improve the commercial potential and risk profile of our pipeline in the aggregate. We also prioritize the development of compounds and compound classes that have shown potential for efficacy and safety in prior clinical trials or observational studies.

Our Enabling Technologies and Drug Discovery Platforms

We are developing enabling technologies that have the potential to support the programs in our pipeline. We currently have enabling technologies housed at our atai companies, including Introspect Digital Therapeutics, as well as IntelGenx Technologies, a strategic investment of ours. While many of these technologies remain in early stage development, we are currently investigating the IntelGenx Technologies’ oral thin film ("OTF") drug delivery system in a Phase 1 clinical trial as a novel formulation of Viridia's VLS-01.

In addition, we also conduct early-stage drug discovery through our discovery platform companies. Expanding intellectual property has been essential to our strategy since inception, with key investments made to unlock NCEs. We have made substantial progress in our drug discovery efforts to date, synthesizing and screening approximately 700 compounds and identifying novel scaffolds that display potential in targeting mental health disorders.

Our Ownership in COMPASS

COMPASS Pathways plc (“COMPASS”) is developing its investigational COMP360 psilocybin therapy, which comprises administration of COMP360 with psychological support from specially trained therapists, with an initial focus on treatment-resistant depression (“TRD”). COMPASS is currently conducting a Phase 3 pivotal program composed of two pivotal trials, each of which will have a long-term follow-up component. Topline pivotal data for the first and second trials are expected in the summer of 2024 and mid-2025, respectively.

As of December 31, 2022, we beneficially owned 9,565,774 shares representing a 22.4% equity interest in COMPASS. Certain of our founding investors were also seed investors and/or founders of COMPASS. Our interest in the product candidates of COMPASS is limited to the potential appreciation of our equity interest.

Our Key Clinical Programs

Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications including depression, cognitive impairment associated with schizophrenia ("CIAS"), anxiety, opioid use disorders ("OUD"), and post-traumatic stress disorder ("PTSD"). We believe there may be additional indications with potential for treatment using psychedelic therapeutics, including obsessive-compulsive disorder, attention deficit hyperactivity disorder and eating disorders, each of which we believe represent areas of unmet medical need. The table below summarizes the status of our product candidate portfolio as of the date of this Form 10-K.

Note: DMT = N,N-dimethyltryptamine; MDMA = 3,4-Methylenedioxymethamphetamine

(1)
Recognify and DemeRx IB are variable interest entities; GABA is a non-consolidated VIE with operational involvement through MSA model; EmpathBio and Viridia are wholly-owned subsidiaries; COMPASS Pathways is a non-controlling equity interest.
(2)
RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl-1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts
(3)
Developing COMP360, a formulation of psilocybin administered with psychological support from specially trained therapists

The following details our lead clinical programs, including related prior evidence in humans based on third-party clinical trials or studies, recent advancements, and upcoming milestones, as applicable.

RL-007 (Recognify Life Sciences)

•
Product Concept: RL-007 is an orally bioavailable compound that has exhibited neuroplasticity enhancing effects in vitro and ex vivo as well as pro-cognitive, anxiolytic, and antinociceptive effects in non-clinical studies. Although the precise molecular target and mechanism of action for RL-007 has not yet been fully elucidated, RL-007 has been demonstrated to modulate the cholinergic, glutamatergic and GABA neurotransmitter systems. Overall, RL-007 putatively alters the excitatory/inhibitory balance in the brain. The compound has been assessed in ten Phase 1 and Phase 2 clinical trials. In four clinical studies in which cognition was assessed, including two Phase 1 and two Phase 2 clinical studies, the compound has demonstrated pro-cognitive effects. To date, over 500 participants have been dosed with no evidence of safety issues. We are initially developing this compound for the treatment of CIAS.
•
Disease Overview: Schizophrenia is a chronic psychiatric disorder characterized by a heterogeneous combination of symptoms, including psychosis, social withdrawal, flattened affect and cognitive impairment. It is one of the most debilitating mental illnesses known and often requires patients to be under medical care for their entire lives. People living with schizophrenia often experience a reduced life expectancy and quality of life, and are more likely to be homeless, unemployed or living in poverty compared with the general population.

It is estimated that schizophrenia affects over 21 million people globally and approximately 2.4 million people in the United States. Approximately 300,000 new cases are diagnosed each year in the United States. Nearly every schizophrenia patient is affected by CIAS, limiting both social and non-social cognitive functions.

While antipsychotics are most commonly used to treat the psychotic symptoms of schizophrenia, they fail to address the cognitive and negative symptoms of this condition. Moreover, there are no drugs approved for the specific treatment of CIAS.

•
Prior Evidence - Non-Clinical & Clinical Data:

Non-Clinical

RL-007 has been shown to be active in a broad range of non-clinical models, consistently exhibiting pro-cognitive, anxiolytic, antinociceptive and anticonvulsant effects.

Although the precise molecular target and mechanism of action for RL-007 has not been elucidated, studies with co-delivered antagonists suggest that RL-007 modulates both inhibitory and excitatory neuronal signaling through the γ-aminobutyric acid GABAB and α4β2 nicotinic receptor complexes. In addition, a microdialysis study has demonstrated that the oral administration of an intermediate (10 mg/kg) but not high (100 mg/kg) dose of RL-007 to rats results in increased extracellular concentrations of GABA in the ventral hippocampus (a brain structure understood to play an important role in memory).

In contrast to other compounds that increase extracellular concentrations of GABA or that are agonists of GABAB receptors, RL-007 does not appear to induce the classic GABA side effects such as sedation (in animal models), suggesting the involvement of additional pharmacological mechanisms.

Studies in several species have demonstrated that RL-007 can reverse the effects of scopolamine, a muscarinic antagonist that induces temporary cognitive impairment, and can also improve performance in complex memory tasks in aged animals, bringing their performance to a comparable level as young animals. For example, in an in vivo model in normal and scopolamine challenged dogs, RL-007 demonstrated enhanced effects on cognition. In the figure below, investigators observed enhanced learning and memory with an inverted U-shaped dose response.

Phase 1 Scopolamine Challenge

A third-party Phase 1 study enrolled 23 healthy volunteers to evaluate the effect of RL-007 on the scopolamine cognition model in healthy volunteers. RL-007 was administered ter in die, or three times a day (“TID”) for one day and then co-administration with scopolamine on Day 2 to induce a temporary cognitive impairment. RL-007 was well tolerated. A statistically and clinically significant reversal of the scopolamine-induced cognitive impairment was observed with the 30 mg TID dose. Additionally, marked changes in quantitative encephalogram (qEEG) were found at all doses tested. Notably, and consistent with non-clinical evidence, the dose response was inverted U-shaped, with the most significant changes observed at the 30mg dose-level.

Phase 2 Study in Diabetic Peripheral Neuropathic Pain (DPNP)

A third-party conducted a Phase 2 study that enrolled 181 patients with DPNP in a double-blind, randomized, placebo-controlled study. While unsuccessful in demonstrating a clinically meaningful effect on pain scores with RL-007, as part of this trial, cognitive function was assessed using a standard computerized cognitive test battery, Cogstate, which assessed cognitive abilities such as attention, concentration, verbal learning and memory, working memory and global cognitive functioning. In the cohort receiving RL-007 at the lower dose (40 mg TID for one week, then 80 mg TID for three weeks), significant improvement in immediate and delayed word recall was observed compared with placebo, suggesting that RL-007 may be associated with cognitive enhancement. In addition, investigators observed subjects in the lowest dose cohort (40/80 mg) exhibited an improvement in verbal learning (Cohen’s d = 0.31) and memory (Cohen’s d = 0.36), underscoring the effects on cognition and inverted-U dose response observed in prior clinical and non-clinical studies.

Phase 2a Study in CIAS

Recognify initiated a Phase 2a proof-of-mechanism study in the United States for RL-007 in 32 CIAS patients. The study was designed to evaluate the safety and tolerability of RL-007, as well as effects on clinical activity endpoints, including a subset of the MATRICS Consensus Cognitive Battery (MCCB) to assess cognition. In December 2021, we announced positive clinical data from the Phase 2a study of RL-007 in CIAS patients. RL-007 was well tolerated and demonstrated a clinically meaningful pro-cognitive profile consistent with previous Phase 1 and Phase 2 trials of this compound.

In the figure below, we show the results on a subset of the MATRICS Consensus Cognitive Battery (MCCB) demonstrating a inverted-U response on the key cognitive endpoints of HVLT, symbol coding and category fluency. On symbol coding at the 20mg dose, a Cohen’s d of 0.79 was observed. The MCCB is recognized by the FDA as an approvable endpoint for measuring cognitive function in CIAS.

RL-007 PHASE 2 PoM TRIAL - EFFICACY DATA ON SUB-COMPONENTS OF MATRICS SCALE

T–Scores (Normalized for age, gender, and education level)
10
8
6
4
2
0
-2
-4
HVLT
Symbol Coding
Category Fluency
10mg
20mg
40mg
80mg
n=7
n=8
n=8
n=8

The totality of the results observed in this Phase 2a study supported the progression of RL-007 in clinical development to further demonstrate the pro-cognitive benefit of RL-007 in CIAS.

•
Recent Advancements: In the first quarter of 2023, we announced the dosing of the first patient in the Phase 2b proof-of-concept clinical trial for RL-007 in CIAS. The Phase 2b trial is a randomized, placebo-controlled, double-blind, three arm study evaluating 20mg and 40mg of RL-007 compared to placebo in approximately 230 patients. The primary endpoint of the study is the MCCB neurocognitive composite score at 6-weeks. We anticipate reporting top-line results from this study in the second half of 2024.

GRX-917 (deuterated Etifoxine -GABA Therapeutics)

•
Product Concept: GRX-917 is a novel compound that potentiates neurosteroidogenesis, that is being developed as a treatment for Generalized Anxiety Disorder (GAD).
•
GRX-917 is a deuterated form of etifoxine (Stresam®), an anxiolytic drug approved in France and other countries. Etifoxine has demonstrated rapidity of onset and magnitude of efficacy comparable to benzodiazepines in the treatment of anxiety-related disorders. Additionally, etifoxine’s safety profile has been reported to be superior to benzodiazepines, with less sedation, cognitive impairment, amnesia or ataxia, and minimal human abuse liability.
•
In contrast to benzodiazepines, etifoxine and GRX-917 appear to produce their anxiolytic effects by enhancing neurosteroidogenesis and thus increasing the concentration of endogenous brain neurosteroids, including allopregnanolone. Allopregnanolone is a potent positive allosteric modulator of the GABAA receptor which, in the presence of GABA, results in further attenuation of neuronal activity. GRX-917 does not activate the GABAA receptor at clinically efficacious concentrations.
•
The pharmacological profile of GRX-917 has been evaluated and compared to etifoxine in a series of pre-clinical studies, which have demonstrated that GRX-917 has similar efficacy and pharmacology to etifoxine. GRX-917 has been observed to have improved metabolic stability conferred by deuteration compared to etifoxine.

•
Disease Overview: Anxiety disorders develop when feelings of apprehension and worry and excessive, persistent and/or markedly impact a person’s quality of life. Anxiety disorders can present with a range of symptoms and may impact personal health, as well as both social and professional interactions.

There are several types of anxiety disorders, including GAD, social anxiety disorder and panic disorder, which are distinct but share common symptoms.

Anxiety disorders are generally treated with medication, psychotherapy or both. First line pharmacotherapy often involves use of antidepressants, including SSRI/SNRIs. SSRI/SNRIs work by increasing levels of serotonin in the brain, but they typically have a slow onset of action, requiring treatment for four to six weeks before significant therapeutic benefits are observed, and maximal benefits often requiring up to twelve weeks of treatment. SSRIs also have a number of side effects, including sexual dysfunction, insomnia and gastrointestinal disturbances.

Benzodiazepines are also used to treat anxiety and can offer rapid reduction of symptoms, with relief as soon as thirty minutes after administration. However, many patients experience sedative side effects resulting in drowsiness or lethargy, decreased mental sharpness, slurring of speech and decreased coordination. The long-term use of benzodiazepines is associated with the development of tolerance and dependence, making discontinuing such medications challenging for most patients.

•
Prior Evidence – Non-Clinical & Clinical Data:

Etifoxine & GRX-917 Non-Clinical

Etifoxine and GRX-917 have shown anxiolytic effects in the elevate plus maze (EPM) mouse model. Finasteride, an inhibitor of neurosteroid biosynthesis, was able to fully inhibit the anxiolytic activity of GRX-917 and etifoxine in the EPM model, suggesting that both compounds work via modulation of neurosteroidogenic activity. In humans, the anxiolytic activity of etifoxine hydrochloride is not inhibited in the presence of the benzodiazepine antagonist flumazenil (Schlichter et al, 2000), supporting the notion that etifoxine’s anxiolytic effects are not driven by the direct activation of the benzodiazepine site of the GABAA receptor.

GRX-917’s half-life in human and rat liver microsomes is increased by 82% compared to etifoxine. In rats, this enhanced in-vitro metabolic stability translated in-vivo to a 1.7-fold increase in maximum concentration (i.e. Cmax) and a 2.5 fold increase in exposure (i.e. AUC) for the GRX-917 compared to etifoxine. Terminal half-life was also increased by 20%. The effect of deuterium substitution on enhancing microsome stability is identical (+82%) in rats and humans, pointing to a similar metabolic pathway. Therefore, GRX-917’s superior rat pharmacokinetic profile is expected to translate to humans.

Phase 1 Safety, Tolerability and PK Study of Etifoxine

In 2020, GABA Therapeutics completed a Phase 1 study of etifoxine to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics (via qEEG) of single (100 mg) and multiple doses (100 mg, twice a day (“BID”) for seven days) of oral etifoxine in normal healthy volunteers. The results quantified the PK of etifoxine and served as a benchmark for the single and multiple ascending dose study GRX-917.

Phase 1 Single and Multiple Ascending Dose Study

In June 2021, GABA initiated a Phase 1 single and multiple ascending dose trial of GRX-917. The Phase 1 trial was a randomized, double-blind, placebo-controlled study of the safety, tolerability and pharmacokinetics of single and multiple-ascending doses of GRX-917 up to 500mg as single doses and 300mg given every twelve hours for seven days, respectively.

In January 2023, we announced positive final results from the Phase 1 study. GRX-917 was well-tolerated in the single ascending dose and multiple ascending dose cohorts. Additionally, the data confirmed an improved pharmacokinetic profile including longer half-life and increased bioavailability compared to etifoxine. Quantitative electroencephalography (qEEG) data showed dose-dependent increases in frontal beta power, providing evidence of target engagement.

Regulatory Authorities Pharmacovigilance assessments of Etifoxine

An analysis of the safety profile of etifoxine (2000-2012) was completed by the French National Agency for the Safety of Medicines and Health Products (“ANSM”) France showed that the profile of Adverse Drug Reaction (ADR) is globally similar to that expected and there were no new safety data regarding the risks identified in the spontaneous reporting data. In over 14 million prescriptions of Stresam® between 2000 and 2012, there was a low ADR rate of ~ 21 per million treatments. There were only sporadic reports of ADRs relating to abuse, misuse or dependence. Data from this pharmacovigilance study were reviewed by the ANSM and this resulted a confirmation of the favorable risk-benefit assessment subject to the conduct of additional studies. As risk mitigation measures, revisions were made to the label information and a letter was sent to healthcare professionals in 2014.

Further to the ANSM’s study, in 2021 the ANSM initiated a referral towards the European Medicines Agency (“EMA”) leading to a review of Stresam’s (etifoxine) benefit-risk based on additional available data including the results of a new study. The review was carried out by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) which concluded that Stresam can continue to be used for the treatment of anxiety disorders, but it must not be used in patients who previously had severe skin reactions or severe liver problems after taking etifoxine.

Third-Party Non-Inferiority Study of Etifoxine vs. Lorazepam

A third-party conducted a study to compare the efficacies of etifoxine (50mg TID) and lorazepam (.5 – 1mg BID) monotherapies in the treatment of adjustment disorder with anxiety over a period of 28 days. The study demonstrated that etifoxine works as rapidly as lorazepam, with etifoxine continuing its effects beyond the treatment period, while lorazepam shows rebound post-treatment.

•
Recent Advancements: In March 2023, we updated the GRX-917 development plan to proceed with a Phase 2 study in patients with an anxiety disorder. The updated plan is anticipated to generate the robust clinical data needed to inform potential registrational studies. We expect to provide more details on the clinical development plan upon initiation of the study.

Viridia Life Sciences: VLS-01 (N,N-Dimethyltryptamine; (“DMT”)) for TRD

•
Product Concept: VLS-01 is an OTF formulation of DMT. Pharmacologically, DMT is a partial agonist of the 5-HT 1A/2A/2C receptors, characterized by an intrinsically short duration of psychedelic effect, with a serum half-life estimated at less than 10 minutes. Intravenous (IV) DMT administration results in rapid-acting antidepressant effects in patients with major depressive disorder (MDD). VLS-01’s OTF formulation may eliminate the need for IV infusion.
•
Disease Overview: MDD is characterized by persistent depressed mood and loss of interest or pleasure in most daily activities of at least two weeks’ duration. These symptoms are often accompanied by fatigue, difficulty concentrating, psychomotor impairments and suicidal ideation, among others. Depression is one of the most prevalent psychiatric disorders and a leading cause of disability worldwide, affecting an estimated 300 million people globally.

We are initially focused on a subtype of MDD, referred to as TRD. TRD is a severe form of MDD, comprising patients who do not respond adequately to two or more pharmacological treatments. Approximately one third of patients with MDD are diagnosed with TRD.

TRD is estimated to affect approximately 100 million people globally. People with TRD are often unable to perform daily tasks, are less productive at work and have high rates of unemployment. People with TRD are also more likely to receive disability or welfare benefits and are reported to have a higher frequency of co-occurring conditions, including hypertension, anemia, and diabetes, compared to people with MDD that are not treatment resistant. In addition, direct medical costs for people with TRD are estimated to be two to three times higher than for people with MDD that are not treatment resistant, with an average of twice the number of inpatient visits and hospital stays that are over one-third longer. It has been found that the proportion of people with TRD that have attempted suicide may be as high as 30%, approximately a seven-fold increase compared to people with MDD that are not treatment resistant.

While there are a wide range of available pharmacological therapies for depression, including SSRIs, SNRIs, and atypical antipsychotics, these drugs have significant limitations for many patients, including slow onset of effect, inadequate response, and significant side effects.

Given the limitations of existing therapeutic treatments, there continues to be a high unmet need for antidepressants that provide faster onset of effect, greater efficacy, higher remission rates, and improved tolerability.

•
Prior Evidence – Non-Clinical and Clinical Data:

VLS-01 Non-Clinical

Neural plasticity is considered to be a critical mechanism by which serotonergic psychedelics exert antidepressant effects. DMT acts as a partial agonist of the 5-HT 1A/2A/2C receptors, primarily in cortical neurons and the limbic system, where it is believed to increase neuroplasticity and decrease functional connectivity. In vitro and in vivo assays for neuritogenesis and synaptogenesis in the prefrontal cortex of adult rats demonstrated DMT’s potential to significantly increase dendritic arbor complexity along with functionality (assessed by ex-vivo slice recordings of excitatory postsynaptic currents [EPSCs]), suggesting the potential to restore prefrontal cortex deficits observed in the pathophysiology of depression.

In a series of behavioral experiments conducted in male rats, a single intraperitoneal injection of 10 mg/kg DMT, a hallucinogenic dose based on rodent drug discrimination data, demonstrated an antidepressant-like effect in the forced swim test, as indicated by a significant reduction in immobility and increase in swimming.

DMT has limited oral bioavailability, and current clinical studies conducted by third parties typically involve either IV or inhaled routes of administration. Given the challenges—both commercial and safety—with these routes, we are developing VLS-01 as an OTF formulation, which is expected to provide a more convenient and acceptable route of administration. Our proprietary formulation has demonstrated good mucosal penetration of DMT when tested in vitro in a standard model involving pig mucosal tissue:

Phase 2a Study of IV DMT fumarate in Major Depressive Disorder

The third-party Phase 2a study investigated the safety and efficacy of DMT fumarate with supportive therapy compared to placebo with supportive therapy, in 34 patients with moderate/severe MDD. Patients were administered a short IV infusion of 21.5mg of DMT fumarate, resulting in a 20 to 30-minute psychedelic experience. The study met the primary and key secondary endpoints, demonstrating a placebo-adjusted reduction of -10.8 (p=0.002) and -7.4 (p=0.02) in MADRS scores at one- and two-weeks post-dose, respectively. DMT fumarate was well tolerated with no drug-related serious adverse events reported, including no reports of suicidal ideation or behavior. There were no clinically significant safety concerns in any treatment group, including with vital signs, electrocardiogram (ECG) or clinical laboratory findings.

We believe this study provides strong proof of concept data for DMT as a potential treatment for depression and supports the development of the OTF formulation of DMT, VLS-01, which may simplify in-clinic administration relative to an IV formulation.

•
Recent Advancements: A Phase 1 open-label, single ascending dose, two-part trial of VLS-01 was initiated in October of 2022. The study compares the safety, tolerability, and pharmacokinetics of VLS-01 administered via IV infusion and oral routes, as well as the pharmacodynamics of DMT using qEEG and other measures. We expect topline results for the Phase 1 study during the first half of 2023.

DemeRx IB: DMX-1002 (ibogaine) for OUD

•
Product Concept: DMX-1002 is an oral formulation of ibogaine, a cholinergic, glutamatergic and monoaminergic receptor modulator that is a naturally occurring psychedelic product isolated from a West African shrub, which we are developing for the treatment of OUD.
•
Disease Overview: SUDs are highly prevalent disorders characterized by an inability to control the use of a legal or illegal drug, medication or other psychoactive compound. SUDs typically occur following prolonged, repeated use of a substance at high doses and/or high frequencies and can lead to significant health and social consequences. According to the National Survey on Drug Use and Health, 19.7 million adults in the United States suffered from an SUD in 2017.

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

For many patients, pain relief and substance use disorders are fundamentally linked, given that the use of opioids to manage acute pain can lead to drug dependence. While opioids are indeed effective for most forms of acute pain, they are associated with a variety of adverse effects, including risk of addiction and respiratory depression, the latter being the main cause of death among opioid users. Of individuals prescribed at least one day of opioids, 6% are still taking them one year later. Moreover, it is estimated that 8% to 12% of individuals prescribed opioids for chronic pain ultimately develop OUD.

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

•
Prior Evidence – Clinical Data: A single dose of another formulation of ibogaine has been shown in several case series to be an effective treatment for acute opioid withdrawal, from both the physiological and psychological perspectives. A 2018 publication authored by the founder of DemeRx IB describes the results of clinical use of ibogaine to treat SUD in over 180 patients. In this clinical study, treatment of 75 opioid-dependent and 81 cocaine-dependent patients with single doses of 8 mg/kg to 12 mg/kg ibogaine led to significant and durable reductions in ratings of craving at discharge on day 12 and at one-month post-treatment. In addition, both opioid- and cocaine-dependent patients reported improved mood from as early as five days after dosing up to at least one-month follow-up.

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

As shown below, opioid-dependent patients reported significant decreases in drug craving as measured by all Heroin Craving Questionnaire-29 subscales at discharge and at one-month follow-up. Similarly, assessments of mood (The Beck Depression Inventory, or BDI, The Profile of Mood States, or POMS, depression subscale, Symptom Checklist-90 depression subscale) revealed significant reductions in depression, as well as improvement in mood scores from baseline to post-dose and at one-month follow-up (p<0.01 for all).

•
Recent Advancements: DMX-1002 is being tested in an ongoing Phase 1/2 trial to evaluate its safety, tolerability, pharmacokinetics, and efficacy in recreational drug users and healthy volunteers, to help inform future studies in patients with OUD. We expect initial data from the Phase 1 study in the first half of 2023.

EmpathBio: EMP-01 (MDMA derivative) for PTSD

•
Product Concept: EMP-01 is an oral formulation of an MDMA derivative being developed for the treatment of PTSD. We are developing EMP-01 as a better tolerated alternative to racemic MDMA for this indication.
•
Disease Overview: PTSD is a psychiatric disorder that affects approximately 4% of the global population and over 8% of the U.S. population. PTSD symptoms include recurring and intrusive negative thoughts, mood and memories, reduced cognitive abilities, hyperarousal, reactivity and avoidance that persist for longer periods than a month after experiencing a traumatic event. Overall reduction in quality of life is common in individuals with PTSD leading to disability and the further manifestation of other comorbidities such as obesity, hypertension, concomitant mental health conditions and suicidality.

The current first line treatment for PTSD is the use of trauma-focused psychotherapy, but access to these psychotherapies is typically difficult, and not all with PTSD respond to psychotherapy alone. Similarly, medication-only treatment is ineffective in controlling PTSD symptoms in as many as 40% to 60% of patients, and many of these medications commonly produce problematic side effects. Given the issues with access to trauma-focused psychotherapy and ineffectiveness of current pharmacotherapy, PTSD is a mental health disorder of high unmet medical need. We believe novel interventions are needed to better treat PTSD.

•
Prior Evidence - Clinical Data: In a meta-analysis of 21 third-party trials of other formulations of MDMA combined with psychotherapy for the treatment of PTSD, the benefits of such treatment were statistically significant versus placebo or active placebo-assisted therapy alone.

In addition, a recent third-party randomized, double-blind, placebo-controlled phase 3 study of 90 patients with severe PTSD showed a statistically significant reduction in PTSD symptoms in the MDMA-assisted psychotherapy group versus placebo.

MDMA-assisted therapy significantly reduced CAPS-V scores in PTSD patients (primary endpoint)

CAPS-5 total severity score
50
40
30
20
10
0
Baseline (T1)
After session 1 (T2)
After session 2 (T3)
After session 3 (T4), primary endpoint
MDMA-assisted therapy
Placebo with therapy

Note: Change in CAPS-V total severity score from T1 to T4 ($P < 0.0001$, $d = 0.91$, $n = 89$ (MDMA $n = 46$)), as a measure of the primary outcome. Primary analysis was completed using least square means from a mixed model repeated measure (MMRM) analysis model; ($n=90$)

•
Recent Advancements: In September 2022, after having received approvals from Medsafe, the New Zealand Medicines and Medical Devices Safety Authority and the Health and Disability Ethics Committees, we initiated our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01 in up to 32 healthy volunteers. This trial will also incorporate our digital therapeutics technology, with the technology used to prepare subjects prior to dosing. We expect initial results for the Phase 1 study in the second half of 2023.

Our Other Clinical Programs

Perception Neuroscience: PCN-101(R-Ketamine) for TRD

•
Product Concept: PCN-101, a subcutaneous formulation of R-ketamine, as a therapy for psychiatric indications, initially focused on TRD. PCN-101 is being evaluated as a rapid-acting antidepressant therapy with potential benefits over S-ketamine, including a non-dissociative profile that has the potential to allow for at-home-use.
•
Prior Clinical Evidence: In a third-party, open label clinical trial, another formulation of R-ketamine was observed to produce a rapid and durable response with limited dissociative side effects in a small number of patients with TRD.

In January 2023, results from the Phase 2a proof-of-concept study were announced. The objective of this study was to assess the efficacy of PCN-101 for the two doses, 30 mg and 60 mg, which were sub-dissociative and non-sedating based upon Phase 1 results. To achieve a sufficiently differentiated and commercially viable treatment in TRD in line with our internal target product profile, we set the following targets for the single dose Phase 2a study. On efficacy, we targeted a placebo adjusted change from baseline of 5 or more points on the MADRS at 24 hours, the primary endpoint. On safety/tolerability, we targeted sedation and dissociation comparable to placebo, operationalized as a risk ratio of less than 2. The observed mean change from baseline on the MADRS at 24 hours was -15.3 for PCN-101 60 mg and -13.7 for placebo (placebo adjusted change of -1.6; p-value 0.5). The magnitude of both the placebo effect and the drug effect were comparable to that seen in several other acute antidepressant trials incorporating inpatient overnight stays. The efficacy of the 60 mg dose was greater when considering only US sites at the 24-hour time point, though the placebo effect was similar to that observed in the full sample set (-19.2 MADRS mean change from baseline on 60mg PCN-101 vs. -14.4 on placebo; p-value 0.32). However, it should be noted that the number of patients in the US-only subset was small (9 on PCN-101 and 8 on placebo). The single 60 mg dose of PCN-101 showed an efficacy signal at each timepoint over the 2-week timeframe of the study, potentially indicating a sustained duration of effect. The results did reach statistical significance (p-value 0.04) at the 15-day endpoint in the US-only subset in an exploratory analysis. PCN-101 was generally well-tolerated with rates of sedation and dissociation comparable to placebo.

•
Recent Advancements: In conjunction with the Phase 2a study results of PCN-101, we announced that we would further evaluate the data and work to determine next steps for the program. We will continue to support Perception’s development of

PCN-101 through an IV-to-subcutaneous bridging study, which is currently on-track to be completed in the middle of 2023. In parallel, we are continuing to work with Perception Neuroscience to explore strategic partnership options.

Kures: KUR-101(deuterated mitragynine) for OUD

•
Product Concept: KUR-101 is a formulation of deuterated mitragynine that is being developed for the treatment of OUD. Mitragynine is the active component of the leaves of the kratom tree (Mitragnyna speciosa).
•
Prior Evidence: Kratom has a long history of traditional medicine use as an analgesic in parts of Southeast Asia, and its use in the United States has increased in recent years, particularly amongst individuals seeking to reduce prescription opioid consumption or manage opioid withdrawal symptoms. Published third-party human data involving isolated mitragynine are limited, but recent mechanistic insights suggest that this compound may be well-suited for the medically assisted therapy of OUD.
•
Recent Advancements: In December 2022, we announced results from the Phase 1 study of KUR-101 in healthy volunteers. This two-part trial was designed to assess the safety, tolerability, pharmacokinetics, and analgesic activity of KUR-101. Overall, KUR-101 failed to show a greater therapeutic index—the ratio of analgesic activity to respiratory depression—compared to oxycodone. Considering the totality of data generated to date, we are working with Kures Therapeutics to explore external funding and strategic partnership options.

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

The commercial opportunity for our potential products could reduce or be eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Furthermore, we may also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute and the Multidisciplinary Association for Psychedelic Studies (MAPS). Such non-profit organizations may be willing to provide products at cost or for free which could significantly disrupt the potential market for our products. Our competitors also may obtain FDA or other regulatory approval for their products faster than we may obtain approval for ours, which could result in our competitors establishing a market position before we are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, as well as the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Depression

Multiple therapies for depression exist, including common pharmacological treatments such as anti-depressants and psychosocial interventions such as cognitive based therapy. There are also non-pharmacological, somatic treatments for depression such as electroconvulsive therapy and transcranial magnetic stimulation, among others. However, these current therapies are ineffective or inadequately effective for a significant portion of patients. This treatment-resistant subset of depression is our initial therapeutic focus for several of our compounds. For TRD there are currently only two pharmacological treatments approved in the United States: (i) SPRAVATO (S-ketamine) nasal spray, an NMDA receptor antagonist, approved by the FDA in March 2019 and marketed by Janssen Pharmaceutical Companies of Johnson & Johnson, and (ii) a fixed dose combination of olanzapine and fluoxetine hydrochloride, which are individually available generically. These treatments are typically used alongside antidepressants and other treatments used in earlier lines of therapy for depression. In addition, there have been recent developments in the treatment of MDD, including AUVELITY, a therapeutic marketed by Axsome Therapeutics, which was recently approved by the FDA in August 2022 and which is also being studied in TRD.

Psychosocial interventions and non-pharmacological, somatic treatments may also be used for patients. We are aware of several biopharmaceutical companies with therapies in development for TRD and MDD including Sage Therapeutics, Relmada Therapeutics, Novartis, GH Research, as well as COMPASS, in which we hold an equity stake.

Cognitive Impairment Associated with Schizophrenia

We are not aware of any pharmacological treatments approved for CIAS. While antipsychotics are most commonly used to treat psychotic symptoms of schizophrenia, these medications fail to address the cognitive and negative symptoms of schizophrenia and are often associated with severe dose limiting effects. Furthermore, over 50 assets in development for CIAS have been discontinued or are inactive, indicating the complexity of successfully developing a therapy for this condition. We are aware of biopharmaceutical companies with therapies in development for CIAS including Boehringer Ingelheim and Takeda Pharmaceuticals (in partnership with Neurocrine Biosciences). Other companies with therapies in development in schizophrenia not focused on CIAS that we are aware of include Karuna Therapeutics, Sunovion, Newron Pharmaceuticals, Reviva Pharmaceuticals and Acadia Pharmaceuticals.

Anxiety

Anxiety disorders are generally treated with medication, psychotherapy or both. Treatment often involves the use of antidepressants. However, these typically have a slow onset of action and a number of side effects, such as sexual dysfunction, drowsiness and weight gain. Benzodiazepines are also used to treat anxiety and can offer rapid reduction of symptoms, but their long-term use is associated with the development of tolerance, respiratory depression, drug dependence and sedative side effects.

We are aware of several biopharmaceutical companies with therapies in development for anxiety disorders including VistaGen Therapeutics, Mindmed, Bionomics, as well as the non-profit medical research organization MAPS.

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

As of the date of this Form 10-K, our intellectual property portfolio includes 32 issued U.S. patents, 273 issued non-U.S. patents, 37 pending U.S. patent applications, 65 pending non-U.S. patent applications, 26 pending U.S. provisional applications, and 27 PCT applications. Our intellectual property portfolio for each of the programs in our pipeline are summarized in the table below and described further for certain programs. In addition, we have, and may continue to, enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with counterparties for the development and commercialization of its product candidates.

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

A description of our patents as of the date of this Form 10-K follows below:

Perception Neuroscience (PCN-101)

Perception Neuroscience in-licenses three issued U.S. patents, three foreign issued patents in Japan and 2 foreign issued patents in Europe and Canada, four U.S. pending patent applications and 15 foreign pending patent applications in Brazil, Canada, China, Europe, Hong Kong, and Japan covering the composition of and methods of using R-ketamine (PCN-101) for the treatment of depressive symptoms in mental disorders, neurological disorders and substance abuse. Perception Neuroscience also in-licenses one U.S. pending patent application and one foreign issued patent in Australia and seven foreign pending patent applications in Brazil, Canada, China, Europe, Hong Kong, Israel and Japan covering the composition of matter of S-Norketamine for the treatment of depressive symptoms. Perception Neuroscience also owns one issued U.S. patent, one U.S. pending patent application and seven foreign pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan and Mexico covering the method of using R-ketamine (PCN-101) for the treatment of depressive symptoms in mental disorders and substance abuse, as well as two pending PCT application directed to R-Ketamine salts and pharmaceutical compositions and one U.S. provisional patent application directed to methods of administering R-Ketamine. Perception Neuroscience’s owned and in-licensed issued patents and any patents issuing from the owned or in-licensed pending patent applications, if granted, are expected to expire between 2034 and 2043, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

Recognify (RL-007)

Recognify in-licenses ten issued U.S. patents and 39 foreign issued patents in Europe, Australia, Brazil, Canada, China, Hong Kong, Israel, South Africa, India, Japan, Republic of Korea, Mexico, New Zealand and Russia, covering RL-007, including the pharmaceutical composition of and methods of using RL-007. The patents licensed to Recognify are expected to expire between 2026 and 2034, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

DemeRx IB (DMX-1002)

DemeRx IB owns five issued U.S. patents and two foreign issued patents in Europe and Australia, four U.S. pending patent applications, and four foreign pending patent applications in Australia, Europe, Hong Kong and Canada covering methods of treatment using ibogaine (DMX-1002). DemeRx IB’s issued patents and any patents issuing from the pending applications, if granted, are expected to expire in 2035, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. Atai Life Sciences AG owns one pending U.S. patent application and one pending PCT patent application, covering methods of improving the therapeutic effectiveness and safety profile of ibogaine. Any patents issuing from these pending patent applications, if granted, are expected to expire in 2042, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

GABA Therapeutics (GRX-917)

GABA Therapeutics owns two issued U.S. patents, one U.S. pending patent application, eleven issued foreign patents in Australia, Brazil, Canada, China, Europe, Mexico, Israel, Japan, Republic of Korea and Mexico and three foreign pending patent applications in India and Japan, covering the pharmaceutical composition and corresponding methods of use of the deuterated analogs of etifoxine (GRX-917). GABA Therapeutics owns one U.S. provisional patent application, covering methods of administering GRX-917. GABA Therapeutics’ issued patents and any patents issuing from the pending patent applications, if granted, are expected to expire between 2036 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

Viridia Life Sciences (VLS-01)

Atai Life Sciences AG owns one issued U.S. patent, three U.S. pending patent applications and two PCT patent applications, covering (i) DMT compositions exhibiting unique PK profiles following administration and (ii) new DMT salts and polymorphic forms, including DMT succinate (VLS-01). Any patents issuing from these pending patent applications, if granted, are expected to expire in 2042, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. Atai Life Sciences AG owns four U.S. pending patent applications, three PCT patent applications and two U.S. provisional patent applications, covering novel analogues, products and conjugates of dimethyltryptamine, methods and pharmaceutical compositions thereof. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2043, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. Atai Life Sciences AG owns one U.S. provisional patent application, covering polymorphic forms of DMT. Any patents issuing from this pending patent application, if granted, are expected to expire in 2043, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

EmpathBio (EMP-01)

Atai Life Sciences AG owns six U.S. pending patent applications, five PCT patent applications and two U.S. provisional patent applications, covering MDMA enantiomers and processes for the preparation of MDMA, its enantiomers and derivatives thereof. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. Atai Life Sciences AG owns one U.S. provisional patent application, covering salts of R-MDMA and polymorphic forms. Any patents issuing from this pending patent application, if granted, are expected to expire in 2043, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. Atai Life Sciences AG owns three U.S. provisional patent applications, covering salts of R-MDMA, the synthesis of R-MDMA and S-MDMA, and uses of MDMA for treating stress related disorders. Any patents issuing from these pending patent applications, if granted, are expected to expire in 2043, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

Patents

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

Government Regulation and Product Approval

The FDA, the U.S. Department of Health and Human Services Office of Inspector General, CMS, DEA, and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state, local and foreign entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union (“EU”), are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of required non-clinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice (“GLP”) requirements and other applicable regulations;
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
•
potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA, and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. The central focus of an IND submission is on the non-clinical studies supporting the safe conduct of proposed clinical studies, the general investigational plan and the protocol(s) for clinical studies. Some non-clinical testing may continue even after the IND is submitted. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The FDA may refer an NDA to an advisory committee for review before deciding on the application. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

After the FDA evaluates an NDA and conducts any required inspections of the manufacturing facilities where the product candidate and/or its drug substance will be produced, the FDA will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the product is distributed and used in a manner such that benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may withdraw or limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of product candidates that meet certain criteria. For example, drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track-designated product candidate has opportunities for more frequent interactions with the review team during product development, and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may also designate a product candidate as a “breakthrough therapy” if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track designation features, as well as more intensive FDA interaction and guidance.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for standard review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the clinical benefit predicted by the surrogate or intermediate endpoint. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if a product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Post-approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, or complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
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

DEA Regulation

The CSA establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control and handling and distribution of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. They may be distributed for research uses under strict controls and approval by the DEA. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

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

The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as security cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA, for example distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

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

Foreign Government Regulation

Our product candidates are subject to similar laws and regulations imposed by jurisdictions outside of the United States, and, in particular, the EU, governing, among other things, clinical trials, marketing authorization, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

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

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of nonclinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, nonclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System (“CTIS”), which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol, and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Under the above described procedures, before granting the MA, the competent authorities make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Data and marketing exclusivity

In the EU, new product candidates authorized for marketing, or reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Orphan medicinal products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU a medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating; (2) either (a) condition such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication which means that the competent authorities cannot accept another MAA or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where the prevalence of the condition has increased above the threshold or it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product. A company may voluntarily remove a product from the orphan register.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation intended to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

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

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations.

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

Human Capital Management

As a company focused on the treatment of mental health concerns, we’re dedicated to accelerating patient access to evidence-based innovation in mental health. Our team is the key to our success, and we believe it is essential to invest in building an engaged, diverse, supported, and incentivized workforce who can help us achieve our vision of a healing mental health disorders so that everyone, everywhere can live a more fulfilled life.

As of December 31, 2022, we had 119 full-time employees and 23 contractors or consultants doing regular work for the company. Our subsidiary companies had 14 additional full-time employees. Of our full-time employees, 64 focus on driving forward research and development programs (including Digital Therapeutics), either directly or through our subsidiaries. Others provide strategic business development, finance, and executive leadership expertise, as well as operational, communications, legal and administrative services. Approximately half of our employees are located in the U.S.; the remainder are split between the UK and Germany, with one employee in the Netherlands.

In February 2023, we implemented a realignment initiative resulting in a reduction in force of approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. As of March 15, 2023, we had 91 full-time employees and 14 additional full-time employees employed by our subsidiary companies. Of these full-time employees, 53 focus on research and development either directly or through one of our subsidiaries. Additionally, we had 18 contractors or consultants doing regular work for the company.

Our four core atai values are: Conscious Care; Bold Entrepreneurship; Collaborative Innovation; and Radical Responsibility. Our human capital philosophy is deeply rooted in these values, which form the core of everything from performance management cycle to hiring decisions. See “—Professional Development and Performance Management” and “—Core Values and Ethics” below, for more information.

We have no collective bargaining agreements with our employees and we have not experienced any significant work stoppages.

Recruiting

We have an in-house talent acquisition capability to support atai and its subsidiaries in hiring the right talent at the right time. This team of experienced recruiters works closely with hiring managers to understand the required skills and capabilities for an open role, and then supports the interview process and evaluation of candidates. We strive to hire top talent, and therefore need a high-quality recruiting process and candidate experience. We are consistently looking at new opportunities and avenues to recruit talented individuals.

We are committed to attracting and retaining top performing team members. We focus on creating a dynamic, vibrant, values-based culture that allow for autonomy, growth and impact while also offering a competitive total rewards package.

Professional Development and Performance Management

We have a bi-annual performance management cycle whereby employees are rated on both “what” they delivered (measured against agreed objectives and goals) and “how” they delivered (measured against the four core atai values and related behaviors). These reviews include self-evaluation, peer and manager feedback. The feedback focuses on strengths and opportunities for improvement to enable the professional development of all team members. At the end of each cycle, all employees are given a performance rating, which informs decisions regarding promotions, salary adjustments, and annual equity grants.

Core Values and Ethics

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

Total Rewards and Employee Engagement

To attract and retain top talent, we offer a competitive total rewards package. We target pay between the 50th and 75th percentile of market, based on Aon Radford data, and employee stock option grants at the 50th percentile or above. We link a portion of every employee’s compensation to performance through a performance bonus program. We also incentivize subsidiary-level employees to achieve specific milestones at core value-inflection points, such as IND or NDA approval.

We invest in the professional development of our employees. All of our employees are strongly encouraged to develop personal development plans with their manager semi-annually in order to define their career goals, and we encourage regular peer and manager feedback. We also offer targeted learning and development opportunities, including team and 1-1 coaching; access to continual growth through online learning platforms; external training where appropriate; and in-house live training, among other opportunities. In addition, to further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and motivate our employees and to develop a positive working culture. We also provide opportunities for our employees to take two working days each year to give back to their communities through volunteerism. In addition, we hold regular company-wide team meetings aimed to connect with each other, foster a culture of transparency, receive updates from our management team and to discuss various other initiatives around the Company. We believe these initiatives foster a positive working environment.

Diversity, Equity and Inclusion

We believe that a diverse, equitable and inclusive culture is critical to atai’s success. We are proud to promote unique voices within and outside our organization, and are eager to learn from others’ experiences, as we know that a diverse and inclusive workforce is a business imperative and key to our long-term success.

As part of our Diversity, Equity and Inclusion efforts, we have launched a 1-1 coaching offering for diverse employees. We have also formed a “women of atai” network and intend to roll out additional initiatives in 2023.

Hybrid office culture

As of December 31, 2022, we had offices in Berlin, London, New York, and San Diego. We aim to foster a hybrid culture where most employees are in the office two or three days per week, but with the option to work in office more. We do this because we believe the office offers meaningful benefits in terms of employee mental health and social connection; serendipitous conversations leading to greater creativity and cross-functional collaboration; and important opportunities for more junior staff to learn via exposure and osmosis.

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

Since its inception, atai Impact has announced multiple initiatives, such as the establishment of the atai Fellowship Fund in Psychedelic Neuroscience (the “atai Fellowship Fund”) in collaboration with Massachusetts General Hospital’s Center for the Neuroscience of Psychedelics. The $2 million atai Fellowship Fund will facilitate further research into the potential of psychedelics to address unmet patient needs in mental health and support promising graduate students in furthering their professional careers in this emerging field.

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

Corporate Information

The statutory seat of ATAI Life Sciences N.V. is in Amsterdam, the Netherlands. Our office address and our principal executive office is located at Wallstraße 16, 10179, Berlin, Germany, and our telephone number is +49 89 2153 9035. Our website address is www.atai.life. All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our investor relations website at ir.atai.life as soon as reasonably practicable after filing such material with the SEC. The information contained on, or that can be accessed from, our website does not form part of this document. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We anticipate that we will incur significant losses for the foreseeable future and have incurred losses in each year since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders for the years ended December 31, 2022 and December 31, 2021 was $152.4 million and $167.8 million, respectively. We have no products that are approved for commercial sale and have not generated any commercial product revenue. We have financed operations solely through the sale of equity securities and convertible debt financings. We continue to incur significant research and development and other expenses related to ongoing operations and building our business infrastructure and expect to incur losses for the foreseeable future.

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

We expect that our existing cash and cash equivalents and short-term investment securities as of December 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date the consolidated financial statements are issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, sales of assets or programs, other sources, such as strategic collaborations or license and development agreements, or a combination of these approaches. We also may opportunistically seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any such additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to shareholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

•	the amount and timing of sales and other revenues from our product candidates, if approved, including the sales price and the availability of coverage and adequate third-party reimbursement;

•	the cash requirements in purchasing additional equity from certain of our atai companies upon the achievement of specified development milestone events;

•	the cash requirements of developing our programs and our ability and willingness to finance their continued development;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments, including other products that may compete with one or more of our product candidates;

•	the costs of acquiring, licensing or investing in intellectual property rights, products, product candidates and businesses;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio;

•	our ability to attract, hire and retain qualified personnel as we expand research and development and our operational and commercial infrastructure; and

•	the costs of operating as a public company in the United States and maintaining a listing on the Nasdaq Stock Market LLC (“Nasdaq”).

We cannot be certain that additional funding will be available on acceptable terms, or at all. For example, market volatility resulting from, among other factors, the COVID-19 pandemic and the related U.S. and global economic impact or other unknown factors could also adversely impact our ability to access funds as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or discontinue one or more research or development programs or the potential commercialization of any approved products or be unable to expand operations or otherwise capitalize on business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations.

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

Under our investment arrangements with DemeRx IB, Recognify Life Sciences, PsyProtix, Psyber, InnarisBio and TryptageniX, if we fail to make a milestone payment when due, we could lose our majority interest in DemeRx IB, Recognify Life Sciences, PsyProtix, Psyber, InnarisBio or TryptageniX. In order to maintain our equity ownership in these companies, we will need to make $15.2 million in remaining aggregate milestone payments upon the achievement of certain development milestones.

In December 2019, we executed a promissory note payable to DemeRx IB whereby we agreed, under a contribution agreement and a Series A Preferred Stock Purchase Agreement, to make aggregate payments to DemeRx IB of up to $17.0 million upon the achievement of specified clinical and regulatory milestones. In connection with this promissory note, we pledged and assigned to DemeRx IB a portion of the Series A Preferred Stock of DemeRx IB as security under the promissory note. In the event of default, a pro rata portion of these pledged shares will automatically be surrendered and be deemed forfeited and canceled and could result in us losing control of DemeRx IB’s board of directors and our controlling financial interest in DemeRx IB. To date, we have made aggregate payments of $17.0 million in connection with the promissory note.

In November 2020, we acquired Series A preferred stock of Recognify Life Sciences pursuant to a Series A Preferred Stock Purchase Agreement, and, as amended, we agreed to make aggregate payments to Recognify Life Sciences of up to $20.0 million upon the achievement of specified clinical and regulatory milestones to complete the purchase of the shares and provide additional funding. In connection with this agreement to provide additional funding, Recognify Life Sciences issued the Series A preferred shares to us but held the shares in an escrow account, with the shares to be released upon receipt of our milestone payments. In the event of default, a pro rata portion of the shares held in escrow will automatically be surrendered and be deemed forfeited and canceled, and could result in us losing control of Recognify Life Sciences’ board of directors and our controlling financial interest in Recognify Life Sciences. To date, we have made aggregate payments of $14.5 million.

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

In February 2021, we acquired Series A preferred stock of Psyber pursuant to a Series A Preferred Stock Purchase Agreement, and we agreed to make aggregate payments to Psyber of up to $1.8 million upon the achievement of specified clinical milestones to complete the purchase of the shares and provide additional funding. In connection with this agreement to provide additional funding, Psyber issued the Series A preferred shares to us but held the shares in an escrow account, with the shares to be released upon receipt of our milestone payments. In the event of default, a pro rata portion of the shares held in escrow will automatically be surrendered and be deemed forfeited and canceled, and could result in us losing control of Psyber’s board of directors and our controlling financial interest in Psyber. To date, we have made aggregate payments of $1.4 million.

In March 2021, we acquired Series A preferred stock of InnarisBio pursuant to a Series A Preferred Stock Purchase Agreement, and we agreed to make aggregate payments to InnarisBio of up to $4.0 million upon the achievement of specified clinical milestones to complete the purchase of the shares and provide additional funding. In connection with this agreement to provide additional funding, InnarisBio issued the Series A preferred shares to us but held the shares in an escrow account, with the shares to be released upon receipt of our milestone payments. In the event of default, a pro rata portion of the shares held in escrow will automatically be surrendered and be deemed forfeited and canceled, and could result in us losing control of InnarisBio’s board of directors and our controlling financial interest in InnarisBio. To date, we have made aggregate payments of $1.9 million.

In December 2021, we acquired Series A preferred stock of TryptageniX pursuant to a Series A Preferred Stock Purchase Agreement, and we agreed to make aggregate payments to TryptageniX of up to $5.0 million upon the achievement of development milestones to complete the purchase of the shares and provide additional funding. In connection with this agreement to provide additional funding, TryptageniX issued the Series A preferred shares to us but held the shares in an escrow account, with the shares to be released upon receipt of our milestone payments. In the event of default, a pro rata portion of the shares held in escrow will automatically be surrendered and be deemed forfeited and canceled, and could result in us losing control of TryptageniX’s board of directors and our controlling financial interest in TryptageniX. To date, we have made aggregate payments of $2.2 million.

As a result of covenants related to our Loan Agreement with Hercules, our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business.

In August 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we have total borrowing capacity under several tranches of up to $175.0 million aggregate principal, or the 2022 Term Loan Facility. The 2022 Term Loan Facility is secured by a lien on substantially all of our assets, including intellectual property, with certain limited exceptions set forth in the Loan Agreement. The Loan Agreement contains various covenants that may restrict our ability, among other things, to sell, transfer, lease or dispose of certain assets; make material changes to our business; incur indebtedness; encumber or permit liens on certain assets; make certain investments and acquisitions; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common shares; and enter into certain transactions. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.

Market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and short-term investments, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all. The performance of the capital markets affects the values of funds that are held in short-term investments. These assets are subject to market fluctuations and various developments, including, without limitation, rating agency downgrades that may impair their value. Further, a bankruptcy of one of the banks in which or through which we hold or invest our cash reserves, might prevent us from accessing all or a portion of that cash for an uncertain period of time if at all. For example, we maintain cash balances at various third-party financial institutions in excess of the $250,000 Federal Deposit Insurance Corporation ("FDIC") insurance limit. Widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of the FDIC insurance program. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any banks or financial institutions in a timely fashion or at all.

If we do not effectively diversify our bank deposits and investment portfolio, the value and liquidity of our investments may fluctuate substantially which could affect our access to capital and results of operations in a material way. Furthermore, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements directly face liquidity constraints or failures. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our results of operations and liquidity.

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

Because we have multiple programs and product candidates in our development pipeline, in addition to our continued business development activities, we may, and have in the past decided to, expend our limited resources and allocation of capital to pursue a particular product candidate over other product candidates that may ultimately be more profitable or for which there is a greater likelihood of success, which may adversely affect our future revenues.

Because we have limited financial resources and access to funding, we have to make challenging decisions regarding the allocation of capital and resources across our businesses. For example, in November 2022 we made a decision to deconsolidate Neuronasal to further focus our capital allocation towards generating meaningful clinical readouts in the near-term and to optimize our operational efficiency. In addition, in March 2023, we announced that in conjunction with the Phase 2a study results of PCN-101 we would further evaluate the data and work with our subsidiary, Perception Neuroscience, to determine next steps for the program, including consideration of potential strategic partnership options. We face certain risks associated with these decisions. For example, we may forego or delay pursuit of certain product candidates or business opportunities that later prove to have greater commercial potential than our current or future development programs and product candidates. In addition, our decisions concerning the allocation of research, collaboration, management and financial resources toward particular programs or product candidates may not lead to the development of viable commercial product candidates, and may divert resources, including personnel, away from more advantageous opportunities or from our other current programs. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product candidates and development programs could also prove not to be optimal and could cause us to miss valuable opportunities with no resulting benefit. If our assessment of the market potential of our product candidates or trends in the pharmaceutical or biotechnology industries proves to be inaccurate, our business, financial condition and results of operations could be materially adversely affected.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive preclinical and clinical testing to evaluate the safety and efficacy of the product candidates in humans. Such testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing product candidates, including conducting lead optimization, nonclinical studies, preclinical studies and clinical trials and providing general and administrative support for these operations. Some of our product candidates are in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support the planned Investigational New Drug Applications, or INDs, in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the proposed clinical programs or if the outcome of preclinical studies will ultimately support the further development of the programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our clinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Moreover, the results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. The results of preclinical studies and clinical trials in one set of patients or disorder indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocol details and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA or other comparable foreign regulatory authorities to market and sell these product candidates. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Discovery and development of new drug candidates designed to target CNS disorders are particularly difficult and time-consuming, evidenced by the higher failure rate for new drugs for CNS disorders compared with most other areas of drug discovery. For example, in 2019, both Rapastinel and SAGE-217, two third-party developed drug candidates designed to target major depressive disorder, or MDD, failed to meet their primary endpoints in Phase 3 clinical trials. The New Drug Application, or NDA, submitted by Alkermes for ALKS 5461, another drug candidate under development for MDD, was not approved by the FDA in 2019 because the FDA reportedly required additional clinical data to provide substantial evidence of effectiveness beyond the Phase 3 clinical trials that had already been conducted. Any such setbacks in our clinical development could have a material adverse effect on our business and operating results. In addition, our later-stage clinical trials may present challenges related to conducting adequate and well-controlled clinical trials, particularly as it regards managing placebo effects.

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

We may seek EMA PRIME (PRIority MEdicines) designation or other designations, schemes or tools for one or more of our product candidates, which we may not receive. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The EMA PRIME scheme or other schemes, designations, or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, and other comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practice, or cGMP, and similar regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any NDA or marketing authorization application, or MAA, or equivalent application. We and our CMOs are also subject to numerous other requirements pertaining to the registration of our and their manufacturing facilities and the listing of our product and product candidates with the FDA and other comparable foreign regulatory authorities, including with respect to manufacturing, production and quality control. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance. Additionally, under FDA regulations, certain of our product candidates that we expect to be regulated as combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation applicable to medical devices, which may delay or prevent approval, or prohibit or suspend marketing of our products in certain jurisdictions. Similar requirements may apply in foreign jurisdictions and for instance, in the EU, where medical devices are highly regulated.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. We may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Further, a new privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA significantly amends the CCPA and will create additional obligations relating to personal information that went into effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In Europe and the UK, we are subject to the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws, or the EU GDPR, and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 or the UK GDPR, and together with the EU GDPR, the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health data and other sensitive data, obtaining consent of the individuals to whom the personal data relate, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, taking certain measures when engaging third-party processors and introducing a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as the legal basis for processing and the roles, responsibilities and liabilities as between clinical trial sites and sponsors. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million/GBP 17.5 million or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA or UK, including from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission or UK government does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. In July 2020, the Court of Justice of the European Union, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-U.S. Privacy Shield. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Payment methodologies may be subject to changes in healthcare legislation and regulatory challenges. For example, in order for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price, or ASP, plus 6 percent to ASP minus 22.5 percent on specified covered outpatient drugs, or SCODs, but did so without issuing a formal notice of proposed rulemaking, which was subsequently challenged in court. In June 2022, the U.S. Supreme Court held that although the Department of Health and Human Services, or HHS, has authority to set reimbursement rates based on average price and discretion to “adjust” the price up or down, HHS may not vary the reimbursement rates by hospital group unless it conducts a survey of hospitals’ acquisition costs. Accordingly, the U.S. Supreme Court held that HHS’s changes to the 2018 and 2019 reimbursement rates for 340B hospitals were unlawful. Based on the foregoing, CMS issued a final rule, effective January 1, 2023, pursuant to which CMS will pay 340B hospitals under Medicare Part B for certain outpatient drugs at the drug’s ASP, plus 6%, the same rate used for non-340B hospitals. It is unclear how future changes to the payment methodology may affect pharmaceutical manufacturers and hospitals who purchase their products now and in the future.

There have been a number of significant changes to the ACA and its implementation, as well as judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

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

Our commercial success depends in part on our ability to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell, if approved, our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity that applies to issued patents, and a court of competent jurisdiction may not invalidate the claims of any such U.S. patent. In addition, many companies in the biotechnology and pharmaceutical industries have employed intellectual property litigation as a means to gain an advantage over their competitors. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our existing product candidates and any other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our competitive position, business, financial condition, results of operations and prospects.

Moreover, any name we have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of our owned and licensed patents and/or applications. We have systems in place to remind us to pay these fees, and we employ outside firms and rely on outside counsel to pay these fees due to the USPTO and non-U.S. patent agencies. However, we cannot guarantee that our licensors have similar systems and procedures in place to pay such fees. In addition, the USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Further, in Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

Risks Related to Our Business and Industry

Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, as well as the other members of our scientific and clinical teams, including Christian Angermayer, our co-founder, Florian Brand, our Chief Executive Officer, and Srinivas Rao, our Chief Scientific Officer. The loss of the services of any of our executive officers and other key personnel, and our inability to find suitable replacements could result in delays in product development and our financial condition and results of operations could be materially adversely affected. In addition, because certain of our key personnel provide a centralized source of support across multiple of our programs, the loss of any of these key personnel could negatively affect the operations of the affected programs, and our financial condition and results of operations could be materially adversely affected.

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

We may need to expand our organization and may experience difficulties in managing this potential growth, which could disrupt our operations.

As we mature, we may expand our full-time employee base and hire more consultants and contractors. Our management has, and may need to continue, to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage a potential expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates or opportunistic business activities. If our management is unable to effectively manage our potential growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment (including as a result of the ongoing COVID-19 pandemic and the overall global economic downturn), the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, financial condition, results of operations and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, rising inflation and interest rates, and uncertainty about economic stability. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, cost increases due to high and persistent inflation and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the ongoing COVID-19 pandemic, current economic climate and financial market conditions could adversely impact our business.

Moreover, persistent economic downturns may require us to undertake optimization and cost saving initiatives, including streamlining our organization and adjusting the size and structure of our workforce. For example, throughout 2022, we implemented certain cost reduction efforts to reduce material spend and operating expenses. In February 2023, we also restructured our workforce and eliminated approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations which could materially affect our results.

We, our programs, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information, including but not limited to intellectual property, proprietary business information and personal information, in connection with our business activities. Our internal IT systems and those of current and future third parties on which we rely may fail and are vulnerable to breakdown, breach, interruption or damage from cyber incidents, employee error or malfeasance, theft or misuse, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromises. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g. ransomware), viruses, spamming, phishing attacks, denial-of-service attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, intensity, and sophistication. These threats pose a risk to the security of our, our programs’, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data, and health-related information. There can be no assurance that we will be successful in preventing cyberattacks or successfully mitigating their effects.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, in response to the ongoing COVID-19 pandemic, varying parts of our workforce are currently working remotely on a part or full time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any loss of clinical trial data from our completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We have experienced and expect to continue to experience actual and attempted cyberattacks of our IT networks, such as through phishing scams and ransomware. Although we do not believe that we have experienced any significant system failure, accident or security incidents to date, we cannot guarantee that we will not experience such incidents in the future.

Any cyberattack that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding clinical trial participants or employees, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and regulations, require us to notify affected individuals or supervisory authorities, subject us to litigation and governmental investigations, proceedings and regulatory actions by federal, state and local regulatory entities in the United States and by international regulatory entities, cause our exposure to material civil and/or criminal liability and cause us to breach our contractual obligations, which could result in significant legal and financial exposure and reputational damages. As cyber threats continue to evolve, we may be required to incur significant additional expenses in order to implement further data protection measures or to remediate any information security vulnerability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures, and those of our service providers, fail to protect against unauthorized access, attacks and the mishandling of data by our employees and third-party service providers, then our business, financial condition, results of operations and prospects could be adversely affected.

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

The ability of the FDA and comparable foreign authorities to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA and comparable foreign authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.

We are subject to risks related to public health crises such as the ongoing COVID-19 pandemic. The pandemic and policies and regulations implemented by governments in response to the pandemic, often directing businesses and governmental agencies to cease non-essential operations at physical locations, prohibiting certain nonessential gatherings and ceasing non-essential travel have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical service and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The full extent to which COVID-19 or other outbreaks, epidemics, pandemics or public health crises may negatively impact the broader global economy and our business and operations, including our research and development programs and related clinical trials, will largely depend on future developments and actions taken in response to such events, which are highly uncertain and cannot be predicted.

In response to the ongoing COVID-19 pandemic, we have in the past taken, and may take in the future, temporary precautionary measures intended to help minimize the risk of the virus to our employees, including, from time to time, closing our offices and temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, delaying and changing the location of trials and discouraging employee attendance at industry events and in-person work-related meetings, all of which could negatively affect our business. The extent of the impact of the COVID-19 pandemic on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We continue to work closely with third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to the production of our product candidates and any future therapeutic candidates as a result of the COVID-19 pandemic. While supply shortages are beginning to show signs of recovery, they may nonetheless persist and cause significant and material disruptions to our supply chains and operations, and associated delays in the manufacturing and supply of our product candidates and any future therapeutic candidates. Any such supply disruptions would adversely impact our ability to generate sales of and revenue from our approved products, if any, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

The COVID-19 pandemic, or future pandemics, may also affect employees and patients involved in our clinical trials. Any negative impact the COVID-19 pandemic has on patient enrollment or treatment or the development of our product candidates and any future therapeutic candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates and any future therapeutic candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. The COVID-19 pandemic has also caused significant volatility in public equity markets and disruptions to the United States and global economies, which has adversely impacted, and may continue to adversely impact, our share price and our ability to raise capital on favorable terms, or at all.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

We may be classified as a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. holders of common shares.

We may be classified as a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. holders of common shares.

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

To alleviate such adverse tax consequences, U.S. holders in certain circumstances may make a “qualified electing fund” election or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, may make a mark-to-market election with respect to the shares of the PFIC. Based on our historic and anticipated operations and composition of assets and a review of income sources and asset categories, we may be a PFIC for the current taxable year and in the foreseeable future. If we determine that we are a PFIC for any taxable year, we will use reasonable efforts to provide U.S. holders with information as the U.S. Internal Revenue Service may require, including a PFIC annual statement, in order to enable the U.S. holders to make the qualified electing fund election. However, there can be no assurance that we will be able to timely provide such required information to the U.S. holders.

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

Depending upon the aggregate value and voting power of our common shares that United States persons are treated as owning (directly, indirectly or constructively), we could be treated as a controlled foreign corporation (“CFC”). Additionally, because our group consists of one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs and lead to adverse U.S. tax consequences for threshold United States holders of common shares, regardless of whether or not we are treated as a CFC. If a United States person (as defined in the United States Internal Revenue Code of 1986, as amended, or the Code) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such person may be treated as a “United States shareholder” with respect to applicable CFCs in our group. Such shareholders are potentially subject to current taxation on their pro rata share of certain CFC income and additional U.S. reporting obligations.

If you are treated as a United States shareholder of a CFC (as defined above), failure to comply with these reporting obligations may subject you to significant monetary penalties and may extend the statute of limitations with respect to your U.S. federal income tax return for the year for which reporting was due. Additionally, a United States shareholder of a CFC that is an individual would generally be denied certain tax deductions or foreign tax credits in respect of its income that may otherwise be allowable to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as CFCs or whether any holder of our common shares is treated as a United States shareholder with respect to any such CFC, nor do we expect to furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. The U.S. Internal Revenue Service has provided limited guidance regarding the circumstances in which investors may rely on publicly available information to comply with their reporting and taxpaying obligations with respect to foreign-controlled CFCs. U.S. investors in our common shares should consult their advisors regarding the potential application of these rules to their investment in the common shares.

Evolving global tax legislation could increase our overall tax burden.

Global tax legislative changes could negatively impact our business. The Organization for Economic Cooperation and Development (“OECD”), with the support of the Group of Twenty (“G20”), initiated the base erosion and profit shifting (“BEPS”) project in 2013 in response to concerns that changes were needed to international tax laws. In November 2015, the G20 finance ministers adopted final BEPS reports designed to prevent, among other things, the artificial shifting of income to low-tax jurisdictions, and legislation to adopt and implement the standards set forth in such reports has been enacted or is currently under consideration in a number of jurisdictions. In June 2016, the Council of the European Union adopted Directive (EU) 2016/1164 which established rules against aggressive tax planning practices including, but not limited to, profit shifting and hybrid instruments and structures. In May 2019, the OECD released a two-pillar framework to address taxation challenges associated with the digital economy. Pillar One focused on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than the historical “permanent establishment” concept. Pillar Two, among other things, introduced a global minimum tax. While we do not currently meet the revenue thresholds to fall within the scope of some of the aforementioned provisions, the foregoing tax changes and other possible future tax changes may have an adverse impact on us.

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

Dividends paid by us to our shareholders are subject to Dutch dividend withholding tax on the basis that we are a company incorporated under Dutch law. Given that we are also considered a tax resident of Germany on the basis of our place of effective management, the tie-breaker rule taken up in the double tax treaty between Germany and the Netherlands, or the Convention, concludes that we are solely considered a tax resident of the jurisdiction where our place of effective management is situated and restricts the Netherlands to levy Dutch dividend withholding tax on dividends distributed by us to our shareholders. The restriction for the Netherlands to levy Dutch dividend withholding tax does not apply to dividends distributed by us to shareholders who are (deemed to be) a resident in the Netherlands for Dutch tax purposes or if the common shares are attributable to a permanent establishment situated in the Netherlands of a holder that is not (deemed) resident of the Netherlands.

Our shareholders will need to be identified in order to establish whether we need to withhold Dutch dividend withholding tax on dividends distributed. If we are not able to identify our shareholders, we are required to withhold both Dutch as well as German dividend withholding tax which may have an adverse consequence on the actual amount received by our shareholders.

Furthermore, the Multilateral Convention to Implement Tax Treaty Related Measures, or the MLI, may have an impact on the restriction for the Netherlands to levy Dutch dividend withholding tax on dividends paid by us to our shareholders by amending the tie-breaker rule taken up in the Convention. If both Germany as well as the Netherlands list the Convention as covered by the MLI, or a Covered Convention, and opt-in to apply the amendment to the tie-breaker rule, the MLI would amend the tie-breaker rule taken up in the Convention on the basis of which we are considered a tax resident of Germany by introducing a mandatory MAP procedure. As it currently stands, the MLI is not applicable to the Convention because Germany did not include the Convention in the list of tax treaties covered by the MLI. If Germany changes its position in the future, we will not be entitled to any relief or exemption from tax provided by the Convention, including the withholding tax restriction, as long as Germany and the Netherlands do not reach an agreement on our tax residency for purposes of the Convention except to the extent and in such manner as may be agreed upon by the authorities. As a result, any dividends distributed by us during the period in which no such agreement has been reached between Germany and the Netherlands may be subject to withholding tax both in Germany and the Netherlands.

Our ability to use our net operating loss carryforward and other tax attributes may be limited.

We have net operating losses, or NOLs, in various jurisdictions including Germany and the United States. As of December 31, 2022, our German NOL carryforward was approximately $151.0 million. German tax law imposes certain limits on the utilization of NOLs that are carried forward or carried back to a particular year. Our ability to utilize NOLs may be further limited under Section 8c of the German Corporation Income Tax Act (Körperschaftsteuergesetz – KStG) and Section 10a of the German Trade Tax Act (Gewerbesteuergesetz –

GewStG). These additional limitations may apply if a qualified ownership change, as defined by Section 8c KStG, occurs and no exemption is applicable.

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

According to an appeal filed by the fiscal court of Hamburg dated August 29, 2017, Section 8c, paragraph 1, sentence 1 KStG is not in line with the German constitution. The appeal is still pending. It is unclear when the Federal Constitutional Court will decide this case. According to statements in German legal literature, there are good reasons to believe that the Federal Constitutional Court may come to the conclusion that Section 8, paragraph 1, sentence 1 KStG is not in line with the German constitution. In addition, our ability to utilize our NOLs and certain other tax attributes in the United States could be subject to limitation or expire unused under U.S. tax law. As of December 31, 2022, we had U.S. federal NOLs of $37.5 million. In addition, under Section 382 of the United States Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a cumulative change, by value, in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. If an ownership change occurs and our ability to use our net operating loss carryforward is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We are also subject to other laws and regulations governing international operations, including regulations administered by the governments of the Netherlands, Germany, the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, or, collectively, the Trade Control laws. Our global operations expose us to the risk of violating, or being accused of violating, Trade Control laws.

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

We are a multinational company with worldwide operations, including significant business operations in Europe. Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU and ratified a trade and cooperation agreement governing its future relationship with the EU, referred to as Brexit. The agreement, which was being applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. There can be no assurance that the uncertainty regarding Brexit will not have an adverse effect on our business.

Since January 1, 2021, the UK operates under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. The UK Government has proposed to repeal the majority of this retained EU law by the end of 2023 which may lead to further regulatory uncertainty and could result in cost increases for our business. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.

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

Additionally, due several factors, including to market conditions, if our share price falls below the minimum share price requirement as required by Nasdaq, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair shareholders’ ability to trade in our securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. If our securities become illiquid, shareholders may be unable to trade their securities unless a market can be established or sustained, and similarly if investors are precluded from trading their securities, it could have dire consequences on our ability to raise more capital.

We are an “emerging growth company” and “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and reduced executive compensation disclosure. We could remain an emerging growth company for up to five years following the initial public offering of our common shares, although circumstances could cause us to lose that status earlier, including if we qualify as a “large accelerated filer,” which means the aggregate market value of our common shares held by non-affiliates exceeds $700 million as of the end of our second fiscal quarter, in which case we would no longer be an emerging growth company as of the fiscal year-end.

We are also a “smaller reporting company,” as defined in the Exchange Act. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions and reduced disclosure requirements. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

As of December 31, 2022, Apeiron held an 19.77% interest in our Company. Accordingly, Apeiron may, as a practical matter, be able to influence certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances. Such concentration of ownership may also have the effect of delaying or preventing any future proposed change in control. The trading price of our common shares could be adversely affected if potential new investors are disinclined to invest in us because they perceive disadvantages to a large shareholding being concentrated in the hands of a single shareholder. The interests of Apeiron and the investors that acquire our common shares may not be aligned. Apeiron may make acquisitions of, or investments in, other businesses in the same sectors as us or our programs. These businesses may be, or may become, competitors of us or our programs. In addition, other entities managed or advised by Apeiron may be in direct competition with us or our programs on potential acquisitions of, or investments in, certain businesses.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, to the extent we are considered an accelerated or large accelerated filer, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.

We previously disclosed a material weakness in our internal control over financial reporting in our consolidated financial statements for the fiscal year ended December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that were previously identified were related to the design of internal controls as follows: (1) the lack of a sufficient number of trained professionals with the expertise to design, implement and execute a formal risk assessment process and formal accounting policies, procedures and controls over accounting and financial reporting to ensure the timely recording, review, and reconciliation of financial transactions while maintaining a segregation of duties; (2) the lack of formal processes and controls specific to the identification and recording of expense transactions, including stock-based compensation, completely and accurately, and in the appropriate period; and (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate and account for complex transactions and review valuation reports prepared by external specialists. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process.

Subsequent to the identification of the material weaknesses, management implemented our previously disclosed remediation plan designed to remediate the material weaknesses and to enhance our overall control environment. Our remediation plan included, but was not limited to, the following measures:

•
Engaged consultants to assist management in designing and implementing a formal risk assessment process.

•
Formalized our accounting and financial reporting policies and the related procedures and designed and implemented controls over the timely recording, review, and reconciliation of financial transactions, including expense and stock-based compensation transactions.

•
Hired additional qualified accounting personnel and implemented accounting systems to support our policies, procedures and controls, while maintaining segregation of duties amongst accounting personnel.

•
Designed and implemented controls over the recording and review of technical accounting matters, application of new accounting standards, tax matters, and valuations, and engaged third parties subject to our oversight and review, as needed

While management has concluded that the previously identified material weaknesses in internal control over financial reporting were remediated as of December 31, 2022, we can give no assurance that additional material weaknesses will not be identified in the future. We continue to implement measures designed to improve our internal controls over financial reporting A material weakness in our internal control over financial reporting could result in an increased probability of fraud, litigation from our shareholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our share price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

As a public company we have, and expect to continue to, incur significant legal, accounting, reporting and other expenses, particularly after we no longer qualify as an emerging growth company. We also incur costs and expenses for managing directors’ and supervisory directors’ fees, increased directors and officers insurance, investor relations, and various other costs of a public company.

The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations, often subject to varying interpretations and continuously evolving over time, have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

For example, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our annual reports and to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for each Annual Report on Form 10-K we file with the SEC. In the future, to the extent we no longer qualify as an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources and have engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to maintain effective internal control over financial reporting as required by Section 404. If we identify one or more material weaknesses in our internal control, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain
.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at Wallstraße 16, 10179, Berlin, Germany where we lease approximately 7,400 square feet of office space. The lease commenced in February 2023 and we will make payments over a five year term. We also lease office space in other locations including London, the United Kingdom; New York, New York; and San Diego, California. We believe that these facilities will be adequate for our near-term needs and that we will be able to renew these leases. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of March 15, 2023, there were 105 holders of record of our common shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common shares whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter June 30, 2022 filed with the SEC on August 15, 2022, there were no sales of unregistered equity securities during the year ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 in response to the significant unmet need and lack of innovation in the mental health treatment landscape, as well as the emergence of therapies that previously may have been overlooked or underused.

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

On June 22, 2021, we completed an IPO on Nasdaq, in which we issued and sold 17,250,000 common shares at a public offering price of $15.00 per share, including 2,250,000 common shares sold pursuant to the underwriters’ exercise of their option to purchase additional common shares, for aggregate net proceeds of $231.6 million, after deducting underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. Prior to the IPO, we received gross cash proceeds of $361.5 million from sales of our common shares and convertible notes.

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $152.4 million and $167.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, our accumulated deficit was $510.2 million and $357.8 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2022, we had cash and cash equivalents of $190.6 million and short-term securities of $82.5 million. We believe that our existing cash and cash equivalents and short-term securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes and a term loan.

Impactful Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs and business development that we expect to generate meaningful data in the near term, and therefore prioritizing programs and opportunities that we believe have the highest return potential and value. As a result, in July 2022 through reduction of capital allocation and operational resources, we decided to decelerate some of our drug discovery programs and Revixia Life Sciences. In November 2022, we finalized and entered into agreements through which we disposed of our equity interests in (and residual Preferred Stock Purchase Agreement funding obligations to) Neuronasal. We are also evaluating potential divestiture of our equity interests in certain programs and also exploring other opportunities, including but not limited to seeking strategic partnership options, for example, with PCN-101 and KUR-101.

In addition, in February 2023 we conducted a reduction in force of approximately 30% of our global workforce in February 2023 in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Hercules Term Loan

On August 9, 2022, we entered into the Loan Agreement (as defined below) with Hercules Capital, Inc., which provided for a term loan facility for up to $175 million. Under the terms of the Loan Agreement, $15 million was drawn at closing, with an additional $20 million available to be drawn at our option by May 1, 2023, and thereafter, an additional $25 million available to be drawn at our option by December 15, 2023. The remaining $115 million becomes available in tranches through March 31, 2025, subject to the satisfaction of certain conditions. More information about the terms and conditions of the Loan Agreement See Note 10 to our consolidated financial statements included in this Annual Report as well as “—Liquidity and Capital Resources—Indebtedness—Hercules Term Loan.”

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

Wholly owned subsidiaries and VIEs with greater than 50% ownership and deemed control are consolidated in our consolidated financial statements, and our net income (loss) is reduced for the noncontrolling interest of the VIE’s share, resulting in net income (loss) attributable to atai shareholders.

Investments where we have ownership in the underlying company’s equity greater than 20% and less than 50% or where we have significant influence are accounted for using the equity method. We then record losses from investments in equity method investees, net of tax, for our proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If we make subsequent additional investments in that same company, we may record additional gains(losses) based on changes to our investment basis and also may record additional income(loss) in equity method investments.

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

In March 2021, we satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.8 million allocated to the license as license revenue. Additionally, we recognized revenues of $0.6 million related to certain research and development services. Total license revenue of $20.4 million was recorded for the year ended December 31, 2021.

We recognized $0.2 million of license revenue for the year ended December 31, 2022. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of December 31, 2022. To date, there have been no milestones achieved under the Otsuka Agreement.

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

Certain internal research and development expenses consisting of employee and contractor-related costs are not allocated to specific product candidate programs because these costs are deployed across multiple product candidate programs under research and development expense.

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

Acquisition of In-Process Research and Development Expenses

Acquisition of in-process research and development (“IPR&D”) expenses consist of acquired IPR&D with no future alternative use based on the probability of clinical success.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions, professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, advertising, and information technology-related expenses.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We have incurred increased expenses due to costs incurred to support organizational growth as part of commercial readiness activities. We also have incurred increased expenses associated with being a public company, including increased costs for audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on cash balances held in interest-bearing accounts and interest earned on notes receivable. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our research and development of our product candidates and ongoing business operations

Change in Fair Value of Contingent Consideration Liability—Related Parties

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

Change in Fair Value of Warrant Liability

Changes in fair value of warrant liability consists of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. We deconsolidated Neuronasal in November 2022. See Note 3 in our consolidated financial statements for further discussion.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of our available for sale securities. We first purchased securities in January 2022.

Unrealized Loss on Other Investments Held at Fair Value

In May 2021, we received IntelGenx common stock, warrants and additional unit warrants for a price of approximately $12.3 million. We determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the warrants at $1.2 million and the additional unit warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in our consolidated statements of operations. Subsequently, changes in fair value of the common stock, the warrants and additional unit warrants are recorded as an unrealized loss on other investments held at fair value in the consolidated statement of operations.

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

Gain on Deconsolidation of a Variable Interest Entity

Gain on deconsolidation of a VIE of $1.5 million was the result of removing Neuronasal assets and liabilities from our consolidated balance sheet following our change of control in Neuronasal in November 2022.

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

Other expense, net

Other expense, net consists principally of interest expense and an impairment of a loan receivable. Interest expense consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. Upon closing of the Loan Agreement, Hercules issued a term loan advance in the amount of $15.0 million. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion of the 2022 Term Loan Facility. Impairment of loan receivable relates to our impairment of the outstanding Neuronasal loans in connection with deconsolidation during the year ended December 31, 2022.

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

In 2022, as a result of the commercial evolution of our intercompany arrangements, intercompany recharge structure, and other planning considerations, we re-evaluated our transfer pricing policies including with respect to share based compensation. As a result of the modified transfer pricing policy, the ultimate timing and recharge to our subsidiary service providers was no longer certain. As a result, it is no longer guaranteed that, or can be reasonably forecast whether, the deferred tax assets reported by these entities will reverse in the foreseeable future. The 2022 change in transfer pricing policy, taken together with our three-year cumulative loss position and decreased projected future earnings provided sufficient negative evidence that a full valuation allowance should be established against the net deferred tax assets with respect to certain subsidiaries. Accordingly, as of December 31, 2022, we maintain a full valuation allowance against net deferred tax assets in all jurisdictions.

As of December 31, 2021, sufficient positive evidence existed for net deferred tax assets with regard to two subsidiaries in the United States and the United Kingdom and it was determined more-likely-than-not that such deferred tax assets would be realized and a valuation allowance was not established for those entities.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of December 31, 2022 and December 31, 2021, we had no unrecognized tax benefits.

Gain on Dilution of Equity Method Investment

In May 2021, COMPASS completed an additional round of equity financing through the offering of 4,000,000 American Depository Shares. We participated in this financing round but did not purchase enough shares to maintain our ownership percentage. As the purchase of shares resulted in a decrease in our equity ownership percentage in COMPASS, we recorded a gain on dilution of $16.9 million for the year ended December 31, 2021.

Losses from Investments in Equity Method Investees, Net of Tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage, IPR&D charges resulting from basis differences related to our equity method investments.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
License revenue	$233	$20,376	(20,143)	-98.9%
Operating expenses:
Research and development	74,313	47,956	26,357	55.0%
Acquisition of in-process research and development	357	15,480	(15,123)	-97.7%
General and administrative	70,350	92,745	(22,395)	-24.1%
Total operating expenses	145,020	156,181	(11,161)	-7.1%
Loss from operations	(144,787)	(135,805)	(8,982)	6.6%
Other income (expense), net:
Interest income	548	205	343	167.3%
Change in fair value of contingent consideration liability - related parties	1,475	173	1,302	752.6%
Change in fair value of derivative liability	—	41	(41)	-100.0%
Change in fair value of warrant liability	336	(87)	423	-486.2%
Change in fair value of securities carried at fair value	272	—	272	100.0%
Unrealized loss on other investments held at fair value	—	(12,346)	12,346	-100.0%
Loss on conversion of convertible promissory notes	—	(513)	513	-100.0%
Gain on consolidation of a variable interest entity	—	3,543	(3,543)	-100.0%
Gain on deconsolidation of a variable interest entity	1,484	—	1,484	100.0%
Foreign exchange gain, net	6,902	8,481	(1,579)	-18.6%
Other expense, net	(1,412)	(293)	(1,119)	381.9%
Total other income (expense), net	9,605	(796)	10,401	-1306.7%
Loss before income taxes	(135,182)	(136,601)	1,419	-1.0%
Benefit from (provision for) income taxes	(6,229)	3,989	(10,218)	-256.2%
Gain on dilution of equity method investment	—	16,923	(16,923)	-100.0%
Losses from investments in equity method investees, net of tax	(16,006)	(58,555)	42,549	-72.7%
Net loss	$(157,417)	$(174,244)	16,827	-9.7%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(5,032)	(6,436)	1,404	-21.8%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(152,385)	$(167,808)	$15,423	-9.2%

License Revenue

License revenue was $0.2 million for the year ended December 31, 2022, which related to certain research and development expenses under the Otsuka Agreement. License revenue was $20.4 million for the year ended December 31, 2021, which primarily related to the delivery of the license to Otsuka, which occurred in March 2021.

Research and Development Expenses

The table and discussion below present research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Key Clinical Programs
RL-007 (Recognify)	$3,586	$2,492	$1,094	43.9%
VLS-01 (Viridia)	4,206	2,378	1,828	76.9%
DMX-1002 (DemeRx IB)	3,495	3,583	(88)	-2.5%
EMP-01 (EmpathBio)	4,365	1,534	2,831	184.6%
Other Clinical Programs
PCN-101 (Perception)	14,206	6,862	7,344	107.0%
KUR-101 (Kures)	3,347	1,488	1,859	124.9%
RLS-01 (Revixia)	2,026	952	1,074	112.8%
Enabling Technologies and Drug Discovery Platforms	8,772	2,492	6,280	252.0%
Unallocated research and development expenses:
Personnel expenses	28,716	25,244	3,472	13.8%
Professional and consulting services	1,006	451	555	123.1%
Other	588	479	109	22.7%
Total research and development expenses	$74,313	$47,956	$26,358	55.0%

Research and development expenses were $74.3 million for the year ended December 31, 2022, compared to $48.0 million for the year ended December 31, 2021. The increase of $26.3 million was primarily attributable to an increase of $22.2 million of direct costs at the platform companies as discussed below, a $3.5 million increase in personnel costs and a $0.6 million increase in professional and consulting fees.

Our Key Clinical Programs:

RL-007 (Recognify Life Sciences)

The $1.1 million increase in direct costs for the RL-007 program was primarily due to an increase of $0.8 million of clinical development costs and $0.3 million of manufacturing costs relating to the start of our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Viridia Life Sciences: VLS-01 (N,N-Dimethyltryptamine; DMT) for Treatment Resistant Depression (TRD)

The $1.8 million increase in direct costs for VLS-01 was primarily due to an increase of $1.7 million of clinical development costs and $0.2 million of preclinical development costs, partially offset by a decrease of $0.1 million of manufacturing costs relating to the initiation of our Phase 1 open-label, single ascending dose, two-part trial of VLS-01.

DemeRx IB: DMX-1002 (ibogaine) for OUD

The $0.1 million decrease in direct costs for the DMX-1002 program was primarily due to a decrease of $0.7 million of preclinical development costs, partially offset by an increase of $0.4 million of clinical development costs, $0.1 million of manufacturing costs, and $0.1 million of personnel related costs for the conduct of our ongoing Phase 1/2 trial to evaluate its safety, tolerability, pharmacokinetics, and efficacy in recreational drug users and healthy volunteers.

EmpathBio: EMP-01 (MDMA derivative) for PTSD

The $2.8 million increase in direct costs for EMP-01 was primarily due to an increase of $2.4 million preclinical activities as well as a $0.4 million increase of clinical development costs relating to the initiation our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Our Other Clinical Programs

Perception Neuroscience: PCN-101(R-Ketamine) for TRD

The $7.3 million increase in direct costs for PCN-101 was primarily due to an increase of $4.8 million of clinical development costs, $1.1 million of preclinical development costs, $0.9 million of manufacturing costs for the conduct of our Phase 2a study of PCN-101, and $0.6 million of consulting and personnel related costs.

Kures: KUR-101(deuterated mitragynine) for OUD

The $1.9 million increase in direct costs for KUR-101 was primarily due to a $1.9 million increase of clinical development costs and a $0.2 million increase in preclinical development costs for the conduct of our Phase 1 study of KUR-101, partially offset by a decrease of personnel costs of $0.3 million, of which $0.1 million related to stock-based compensation.

Revixia Life Sciences: RLS-01 for TRD

The $1.1 million increase in direct costs for RLS-01 was primarily due to a $0.8 million increase of manufacturing costs and $0.3 million of preclinical development costs.

Enabling Technologies and Drug Discovery Platforms

The $6.3 million increase in our enabling technologies and drug discovery platforms primarily relates to increased direct costs of $3.4 million in our Invyxis program, $1.7 million in our TryptageniX program, $0.9 million in our EntheogeniX program and $0.4 million in our InnarisBio program. We also incurred immaterial costs in association with IntroSpect, Psyber, Psyprotix, and Neuronasal.

Acquisition of In-Process Research and Development Expense

	Year Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Acquisition of in-process research and development expense by program:
Kures	$357	$—	$357	100.0%
Neuronasal	$—	$7,962	$(7,962)	-100.0%
TryptageniX	—	6,546	(6,546)	-100.0%
InnarisBio	—	972	(972)	-100.0%
Total acquisition of in-process research and development expense	$357	$15,480	$(15,123)	-97.7%

Acquisition of in-process research and development expenses was $0.4 million for the year ended December 31, 2022, which relates to license costs incurred by Kures. Acquisition of in-process research and development expenses was $15.5 million for the year ended December 31, 2021, which was IPR&D acquired from InnarisBio in March 2021, Neuronasal in May 2021 and TryptageniX in December 2021. The acquired IPR&D was considered to have no future alternative use.

General and Administrative Expenses

General and administrative expenses were $70.4 million for the year ended December 31, 2022 compared to $92.7 million for the year ended December 31, 2021. The decrease of $22.3 million was largely attributable to a decrease of $18.0 million in non-cash stock compensation expense, $9.8 million decrease in value added tax expense and a $4.0 million decrease in professional consulting services. These decreases were partially offset by an increase of $7.3 million in personnel expenses and a $1.9 million increase in insurance expenses.

Interest Income

Interest income for the years ended December 31, 2022 and 2021 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We had interest income for the years ended December 31, 2022 and 2021 of $0.5 million and $0.2 million, respectively.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception Neuroscience, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value quarterly. We recorded income of $1.5 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021, an increase of $1.3 million. The change in the fair value of our contingent consideration liability was primarily attributable to updates to certain estimated assumptions in relation to Perception Neuroscience and TryptageniX.

Change in Warrant Liability

Change in warrant liability was an unrealized gain of $0.3 million and unrealized loss of $0.1 million for the years ended December 31, 2022 and 2021, respectively. Change in warrant liability for the year ended December 31, 2022 primarily consisted of an unrealized gain attributed to the deconsolidation of Neuronasal. The Company remeasured the Neuronasal warrant liability at fair value immediately prior to deconsolidation in November 2022. The fair value of the Neuronasal warrant liability was determined to be de minimis on November 9, 2022, resulting in a $0.3 million unrealized gain immediately prior to deconsolidation.

Unrealized Loss on Other Investments Held at Fair Value

In May 2021, we received IntelGenx common stock, warrants and additional unit warrants for a price of approximately $12.3 million. We determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the warrants at $1.2 million and the additional unit warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in our consolidated statements of operations. Subsequently, changes in fair value of the common stock, the warrants and additional unit warrants are recorded as a component of other income (expense), net in our consolidated statements of operations. During the year ended December 31, 2022, we recognized $0 of unrealized loss on other investments held at fair value. During the year ended December 31, 2021, we recognized $12.3 million of unrealized loss on other investments held at fair value.

We did not record an unrealized loss on other investments held at fair value for year ended December 31, 2022.

Loss on Conversion of Convertible Promissory Notes

Loss on conversion of convertible promissory notes for the year ended December 31, 2021 was $0.5 million. In June 2021, upon the funding of the Otsuka Agreement, the Perception convertible promissory notes were converted into Perception Series A preferred stock. The loss represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million. There was no loss on conversion of convertible promissory notes recorded in the year ended December 31, 2022.

There was no loss on conversion of convertible promissory notes recorded in the year ended December 31, 2022.

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

There was no gain on consolidation of a variable interest entity recorded in the year ended December 31, 2022.

Gain on Deconsolidation of a Variable Interest Entity

Gain on deconsolidation of a variable interest entity was $1.5 million for the year ended December 31, 2022 as a result of the deconsolidation of Neuronasal. Upon the effective termination date in November 2022, we derecognized all of Neuronasal's assets and liabilities from our balance sheet, and recognized a gain of $1.5 million,

There was no gain on deconsolidation of a variable interest entity recorded in the year ended December 31, 2021.

Foreign Exchange Gain, Net

Foreign exchange gain, net was $6.9 million for the year ended December 31, 2022 compared to $8.5 million for the year ended December 31, 2021. The decrease of $1.6 million was primarily a result of the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Expense, Net

Other expense, net for the year ended December 31, 2022 was $1.4 million, compared to $0.3 million for the year ended December 31, 2021. The increase of $1.1 million was primarily related to our impairment of a loan receivable recognized in relation to the impairment of the outstanding Neuronasal loans in connection with deconsolidation during the year ended December 31, 2022.

Benefit From (Provision For) Income Taxes

We incurred current income tax expense of $1.1 million and a deferred income tax expense of $5.1 million for the year ended December 31, 2022. We incurred current income tax expense of $1.1 million and a deferred income tax benefit of $5.1 million for the year ended December 31, 2021. Our current income tax expense relates to book profits and thus taxable profits generated in one of our United States subsidiaries, our United Kingdom subsidiary, and one of our Australian subsidiaries. The deferred income tax expense relates to certain deferred tax assets being offset by a valuation allowance in the year ended December 31, 2022 primarily with regard to temporary timing difference arising in connection with share-based compensation expense.

Given our early-stage development and lack of prior earnings history, we have a full valuation allowance primarily related to German and international tax loss carryforwards and temporary timing differences related to share-based compensation that we consider-more-likely-than-not not to be realized.

Gain on Dilution of Equity Method Investment

In May 2021, COMPASS completed an additional round of equity financing through the offering of 4,000,000 American Depository Shares. We participated in this financing round but did not purchase enough shares to maintain an ownership percentage equal to what we owned prior to the financing. As the purchase of shares resulted in a decrease in our equity ownership percentage in COMPASS, we recorded a gain on dilution of $16.9 million for the year ended December 31, 2021.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the years ended December 31, 2022 and 2021 were $16.0 million and $58.6 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2022 and 2021, we had net losses attributable to ATAI Life Sciences N.V. shareholders of $152.4 million and $167.8 million, respectively. As of December 31, 2022 and 2021, our accumulated deficit was $510.2 million and $357.8 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future until we are able to commercialize any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents and short-term securities, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

Sources of Liquidity

Initial Public Offering

In June 2021, we completed our IPO and issued and sold 17,250,000 of our common shares at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. As of December 31, 2022, we had cash and cash equivalents of $190.6 million and short-term securities of $82.5 million.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes (“2018 Convertible Notes”). The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In 2021, several noteholders elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. These investors each paid €17.00 per share for an aggregate amount of €5.8 million ($6.9 million) in order to convert their respective 2018 Convertible Notes into ATAI Life Sciences AG common shares. In May and July 2022, certain investors elected to convert some of their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. The investors each paid €17.00 per share for an aggregate amount of €4.6 million ($4.6 million) in order to convert their respective 2018 Convertible Notes into ATAI Life Sciences AG common shares. Concurrently with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the investors who elected to convert their respective 2018 Convertible Notes in 2021 and in May and July 2022 were then exchanged for shares of ATAI Life Sciences N.V. on a one to one basis through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The remaining 2018 Convertible Notes balance as of December 31, 2022, 2022 was $0.4 million.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS's American Depositary shares, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $76.8 million as of December 31, 2022. As of December 31, 2022, the carrying value of our investment in COMPASS was $0 million under the equity method. As of December 31, 2022, our voting interest in COMPASS was 22.4%.

Hercules Term Loan

On August 9, 2022, we entered into the Loan Agreement with Hercules See “ “—Liquidity and Capital Resources—Indebtedness—Hercules Term Loan” for additional information.

Liquidity Risks

As of December 31, 2022, we had cash and cash equivalents of $190.6 million and short-term securities of $82.5 million. We believe that our cash and cash equivalents and short-term securities will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months from the date of this Annual Report.

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
•
the cash requirements for purchasing additional equity from certain of our portfolio companies upon the achievement of specified development milestone events;
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

Cash Flows

The following table summarizes our cash flows for years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(104,467)	$(63,246)
Net cash used in investing activities	(86,848)	(81,276)
Net cash provided by financing activities	20,785	409,862
Effect of foreign exchange rate changes on cash	(1,123)	(320)
Net increase (decrease) in cash	$(171,653)	$265,020

Net Cash Used in Operating Activities

Net cash used in operating activities was $104.5 million for the year ended December 31, 2022, which consisted of a net loss of $157.4 million, adjusted by non-cash charges of $56.3 million and net cash outflows from the change in operating assets and liabilities of $3.3 million. The non-cash charges primarily consisted of $42.4 million of stock-based compensation, $16.0 million of losses from our equity method investments, $5.1 million of deferred tax provision expense, $0.9 million impairment of loan receivable and $0.4 million of IPR&D considered to have no future alternative use, partially offset by $5.0 million of unrealized foreign exchange gains, $1.5 million gain on deconsolidation of a variable interest entity and $1.5 million gain from the change in fair value of contingent consideration liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a $3.0 million decrease in accounts payable and a $1.5 million increase in prepaid expenses, partially offset by a $1.2 million increase in accrued liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $86.8 million for the year ended December 31, 2022, primarily driven by $309.1 million of cash paid for securities carried at fair value, $3.0 million of loans remitted to related parties, additional investments of $0.6 million in our other investments, $0.8 million of purchases of property and equipment, and $0.3 million of capitalized internal-use software development costs, partially offset by $226.8 million of proceeds from sale and maturities of securities at fair value.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.8 million for the year ended December 31, 2022, primarily due to $15 million of proceeds from debt financings, $4.6 million of proceeds from conversion of convertible notes to common shares, $2.3 million of proceeds from stock option exercises and $0.6 million of proceeds from issuance of subsidiary preferred shares, partially offset by $1.7 million of debt financing costs paid.

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

Indebtedness

Convertible Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. In 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.8 million ($6.9 million) in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. In May 2022 and July 2022, additional noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V. The investors paid €17.00 per share for the aggregate amount of €4.6 million or $4.6 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 5,478,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. As of December 31, 2022 an aggregate principal amount of $0.4 million remained outstanding under the 2018 Convertible Notes.

In March 2020, we received proceeds of $0.6 million from the issuance of Perception Notes, as defined below, to third party investors. In December 2020, January 2021, and May 2021 we received $0.4 million, $0.8 million, and $0.8 million respectively, in proceeds from the issuance of additional Perception Notes. The Perception Notes are convertible upon mandatory conversion events into shares of Perception. The Perception Notes converted in June 2021 in connection with the receipt of proceeds of $20.0 million pursuant to the Otsuka Agreement.

Investment in Convertible Promissory Notes—Related Party

On March 16, 2020, Perception entered into a convertible promissory note agreement with us and certain other unrelated investors (the “First Perception Note Purchase Agreement”), pursuant to which Perception issued $3.9 million in principal amount of convertible notes in aggregate (the “First Perception Notes”). Under the First Perception Note Purchase Agreement, Perception issued the First Perception Notes in an aggregate principal amount of $3.3 million to us and $0.6 million to other investors, including related parties. The First Perception Notes bear interest at an annual rate of 5% and were due and payable on June 30, 2022 unless earlier converted. In December 2020, Perception entered into an additional convertible promissory note agreement with us and certain other unrelated investors (the “Second Perception Note Purchase Agreement”), pursuant to which Perception issued additional convertible notes (the “Second Perception Notes” and together with the First Perception Notes, the “Perception Notes”) to us, certain related parties and third party investors in an aggregate principal amount of $7.0 million, of which $5.8 million was issued to us and $1.2 million was issued to other investors, including related parties. In January 2021, pursuant to the Second Perception Note Purchase Agreement, Perception issued the Second Perception Notes in an aggregate principal amount of $0.8 million to other investors, including related parties, as part of its first tranche funding. In May 2021, Perception issued additional Second Perception Notes to us, certain related parties and third party investors in an aggregate principal amount of $5.0 million, of which $4.2 million was issued to us and $0.8 million was issued to other investors, including related parties, as part of its second tranche funding. The Second Perception Notes bear interest at an annual rate of 5% and were due and payable on February 28, 2022, unless earlier converted. Perception may not prepay in whole or in part without our consent.

In June 2021, Perception received proceeds of $20.0 million pursuant to the Otsuka Agreement. Upon receipt of the proceeds, the Perception Notes automatically converted into 6,456,595 shares of Series A preferred stock of Perception pursuant to their original terms.

Hercules Term Loan

On August 9, 2022 (the “Closing Date”), we, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain of our subsidiary guarantors (collectively, the “Subsidiary Guarantors”) entered into a Loan and Security Agreement (as amended by the certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time may become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $15.0 million on the Closing Date (the “Tranche 1A Advance”); (ii) at any time after the Closing Date but on or prior to May 1, 2023 (the “Tranche 1B Expiration Date”), term loan advances in an aggregate principal amount of up to $20.0 million (the “Tranche 1B Advances”); (iii) at any time beginning upon the earlier of (A) the Tranche 1B Expiration Date and (B) the date on which all amounts available to be drawn under the Tranche 1B Advances have been drawn and on or prior to December 15, 2023 (the “Tranche 1C Expiration Date”), term loan advances in an aggregate principal amount of up to $25.0 million (the “Tranche 1C Advances” and together with the Tranche 1A Advance and the Tranche 1B Advances, the “Tranche 1 Advances”); (iv) subject to us achieving certain performance milestones and, beginning upon the earlier of (A) the date on which all amounts available to be drawn under the Tranche 1C Advances have been drawn and (B) the Tranche 1C Expiration Date, on or prior to June 30, 2024, term loan advances in an aggregate principal amount of $15.0 million (the “Tranche 2 Advances”); and (v) subject to approval by the Lenders’ respective investment committees in its discretion, on or prior to March 31, 2025, term loan advances in an aggregate principal amount of up to $100.0 million (the “Tranche 3 Advances”). With the exception of the first $15.0 million tranche which was drawn on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at our election, subject to applicable conditions to draw. We have agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general business purposes.

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

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, we shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that our market capitalization is at least $600.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of December 31, 2022, we were in compliance with all applicable covenants under the Loan Agreement.

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

In addition, under various licensing and related agreements to which we are a party, we are obligated to pay annual license maintenance fees and may be required to make milestone payments and to pay royalties and other amounts to third parties. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales, and the amount, timing and likelihood of such payments are not known. Such contingent payment obligations are described below. For additional information regarding our license agreements described below, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report. For additional information regarding our contingent commitments and future put rights or options associated with our investments, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

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

During the year ended December 31, 2022 we made no material payments pursuant to the CHIBA License.

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

During the year ended December 31, 2022, we had made no material payments pursuant to the Allergan License agreement.

Columbia Stock Purchase Agreement

In June 2020, Kures entered into a license agreement (the “License Agreement”) with Trustees of Columbia University (“Columbia”), pursuant to which, Kures obtained an exclusive license under certain patents and technical information to discover, develop, manufacture, use and commercialize such patents or other products in all uses and applications (“Columbia IP”). In addition, in consideration for the rights to the Columbia IP, Kures entered into a Stock Purchase Agreement (the “SPA”) with Columbia in contemplation of the License Agreement. Pursuant to the SPA, Kures issued to Columbia certain shares of the Kures’ capital stock, representing 5.0% of Kures common stock on a fully diluted basis. Furthermore, the SPA provided that from time to time, Kures shall issue to Columbia additional shares of

Kures’ common stock, at a per share price equal to the then fair market value of each such share, which price shall be deemed to have been paid in partial consideration for the execution, delivery and performance by Columbia of the License Agreement, such that the common stock held by Columbia shall equal to 5.0% of the common stock on a fully diluted basis, at all times up to and through the achievement of certain funding threshold.

In April 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, we issued certain anti-dilution common stock to Columbia worth $0.3 million. We expensed the cost incurred for acquiring license as research & development expense at inception. Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional shares was also expensed as research & development expense during the year ended December 31, 2022. During the year ended December 31, 2022 we recognized $0.4 million of IPR&D expense in connection with the SPA and the License Agreement.

During the year ended December 31, 2022, we made no material payments in connection with the Columbia agreement.

Accelerate License Agreement

On April 27, 2021, Psyber entered into a license arrangement (the “Accelerate License Agreement”) with Accelerate Technologies Pte. Ltd. (“Accelerate”), whereby Accelerate grants Psyber non-exclusive rights to license and use the technology to commercialize of Psyber’s BCI-enabled companion digital therapeutics in United States of America, Singapore, Member Countries of the European Union, Canada, Australia and New Zealand as a potential treatment for mental health and behavior change, such as substance use disorders including opioid use disorder, mood and anxiety disorders including post-traumatic stress disorder, and treatment-resistant depression. Psyber will pay Accelerate an upfront payment of $0.1 million, up to $0.3 million upon the achievement of certain clinical and sale milestones, and low to mid-single digit royalty payments based on net sales.

As of December 31 2022, we had made no material payments pursuant to the Accelerate License Agreement.

Dalriada License Agreement

In December 2021, Invyxis, Inc., or Invyxis, entered into an exclusive services and license agreement (the “Dalriada License Agreement”) with Dalriada Drug Discovery Inc. (“Dalriada”). Under the Dalriada License Agreement, Dalriada is to exclusively collaborate with Invyxis to develop products, services and processes with the specific purpose of generating products consisting of new chemical entities. Invyxis will pay Dalriada up to $12.8 million in service fees for research and support services. In addition, Invyxis will pay Dalriada development milestone payments and low single digit royalty payments based on net product sales. We have the right, but not the obligation, to settle future royalty payments based on net product sales with the our common shares. Invyxis, our wholly-owned subsidiary, and Dalriada will determine the equity settlement based on a price per share determined by both parties.

In December 2022, we executed an amendment to the Dalriada License Agreement, which reduced the upfront deposit from $1.1 million to $0.5 million. As such, the remaining $0.6 million was applied against research and development expense incurred. We expensed the remaining deposit as the services are performed as a component of research and development expense in the consolidated statements of operations. During the year ended December 31, 2022, we recorded $2.8 million as research and development expense. We did not record a material amount of research & development expense for the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, Invyxis made no other service fee payments to Dalriada.

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

Licenses of Intellectual Property

We may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with counterparties for the development and commercialization of its product candidates. The agreements may have units of account within the scope of Accounting Standards Codification (“ASC”) 606 where the counterparties meet the definition of a customer as well as units of account within the scope of ASC 808 where both parties are determined to be active participants exposed to significant risk and rewards.

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its collaboration and license agreements, we perform the following steps: (i) identification of the promised goods or services in the contract within the scope of ASC 606; (ii) determination of whether the promised goods or services are performance obligations including whether they are capable of being distinct and distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements we must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the measure of progress in step (v) above. We use judgment to determine whether milestones or other variable consideration, except for sales-based milestones and royalties on license arrangements, should be included in the transaction price as described further below.

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

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the accrual is adjusted accordingly. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Acquisitions and Dispositions

We evaluate each of our acquisitions under the accounting framework in ASC 805, Business Combinations, to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, we first perform a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, we further evaluate whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, we conclude that the acquired set is a business. During the years ended December 31, 2022 and 2021, we did not have any acquisitions that were accounted for as business combinations.

For asset acquisitions that involve the initial consolidation of a VIE that is not a business for which we are the primary beneficiary, the transactions are accounted for under ASC 810, Consolidation, and no goodwill is recognized. Rather, we recognize the identifiable assets acquired (excluding goodwill), the liabilities assumed, and any noncontrolling interests as though the VIE was a business and subject to the guidance on recognition and measurement in a business combination under ASC 805, and recognize a gain or loss for the difference between (a) the sum of the fair values of consideration paid (including any contingent consideration) and noncontrolling interests, (b) the fair value of the VIE’s identifiable assets and liabilities, and (c) the reported amounts of any previously held interests. Acquisition-related expenses incurred in asset acquisitions that involve the initial consolidation of a VIE that is not a business, are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. In an asset acquisition, including the initial consolidation of a VIE that is not a business, acquired IPR&D with no alternative future use is charged to research and development expense at the acquisition date.

Upon the occurrence of certain events and on a regular basis, we evaluate whether we no longer have a controlling interest in our consolidated VIEs. If we determine that we no longer have a controlling interest, the subsidiary is deconsolidated. We will record a gain or loss on deconsolidation based on the difference on the deconsolidation date between (i) the aggregate of (a) the fair value of any consideration received, (b) the fair value of any retained noncontrolling investment in our former subsidiary and (c) the carrying amount of any noncontrolling interest in the subsidiary being deconsolidated, less (ii) the carrying amount of the former subsidiary’s assets and liabilities.

Share-Based Compensation

We recognize compensation costs related to share-based awards granted to employees, directors, and consultants based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. We recognize expense for performance-based awards if the stated goals are determined to be probable of being met as of the period end. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, we determine the fair value of awards as of the grant date using a Monte Carlo simulation model. We have elected to recognize forfeitures of stock-based compensation awards as they occur.

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

Expected volatility—As we have limited trading history for our common shares, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We also included our own historical volatility in the determination of expected volatility.

Risk-free interest rate—The risk-free rate assumption is based on the implied yield with an equivalent expected term at the grant date.

Expected dividend yield—We have not issued any dividends in our history and do not expect to issue dividends over the life of the options; therefore, we have estimated the dividend yield to be zero.

As part of the valuation of share-based compensation under the Black-Scholes option-pricing model, it is necessary for us to estimate the fair value of our common shares. Prior to our IPO, we were required to periodically estimate the fair value of our common shares when issuing options and in computing our estimated share-based compensation expense. Given the absence of a public trading market prior to the completion our initial public offering, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine our best estimate of the fair value of our common shares. The estimation of the fair value of our common shares considered factors including the following: the estimated present value of our future cash flows; our business, financial condition and results of operations; our forecasted operating performance; the illiquid nature of our common shares; industry information such as market size and growth; market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and macroeconomic conditions. We apply similar methodology to estimate the fair value of our privately held subsidiaries' common shares. After the closing of the IPO, our board of directors determined the fair value of each common share underlying stock-based awards based on the closing price of our common shares as reported on Nasdaq on the date of grant.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. In addition, our portfolio of notes receivables is exposed to credit risk in the form of non-payment or non-performance. In mitigating our credit risk, we consider multiple factors, including the duration and terms of the note and the nature of and our relationship with the counterparty. The following analysis provides quantitative information regarding these risks.

Interest Rate Sensitivity

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2022, we had cash and cash equivalents of $190.6 million and short-term securities of $82.5 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. We purchase investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize our exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of December 31, 2022, we had $0.4 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, an immediate 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of December 31, 2022, the carrying amount of our short and long-term notes receivables was an aggregate amount of $7.2 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, an immediate 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business, resulting in unrealized foreign exchange gains or losses. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of ATAI Life Sciences N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ATAI Life Sciences N.V. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interests and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Morristown, New Jersey

March 24, 2023

We have served as the Company's auditor since 2020.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$190,613	$362,266
Securities carried at fair value	82,496	—
Prepaid expenses and other current assets	14,036	11,903
Short term notes receivable	—	913
Total current assets	287,145	375,082
Property and equipment, net	928	149
Equity method investments	—	16,131
Other investments	6,755	11,628
Long term notes receivable - related parties	7,262	3,835
Other assets	3,351	7,341
Total assets	$305,441	$414,166
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,399	6,004
Accrued liabilities	17,306	14,829
Current portion of contingent consideration liability - related parties	—	51
Other current liabilities	192	51
Total current liabilities	19,897	20,935
Non-current portion of contingent consideration liability - related parties	953	2,432
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	415	743
Long-term debt, net	14,702	—
Other liabilities	3,708	4,097
Total liabilities	$39,675	$28,207
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at December 31, 2022 and December 31, 2021, respectively); 750,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 165,935,914 and 160,677,001 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	18,562	18,002
Additional paid-in capital	774,092	725,045
Share subscription receivable	(24)	—
Accumulated other comprehensive loss	(21,702)	(8,336)
Accumulated deficit	(510,188)	(357,803)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	260,740	376,908
Noncontrolling interests	5,026	9,051
Total stockholders’ equity	265,766	385,959
Total liabilities and stockholders’ equity	$305,441	$414,166

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
License revenue	$233	$20,376
Operating expenses:
Research and development	74,313	47,956
Acquisition of in-process research and development	357	15,480
General and administrative	70,350	92,745
Total operating expenses	145,020	156,181
Loss from operations	(144,787)	(135,805)
Other income (expense), net:
Interest income	548	205
Change in fair value of contingent consideration liability - related parties	1,475	173
Change in fair value of derivative liability	—	41
Change in fair value of warrant liability	336	(87)
Change in fair value of securities carried at fair value	272	—
Unrealized loss on other investments held at fair value	—	(12,346)
Loss on conversion of convertible promissory notes	—	(513)
Gain on consolidation of a variable interest entity	—	3,543
Gain on deconsolidation of a variable interest entity	1,484	—
Foreign exchange gain, net	6,902	8,481
Other expense, net	(1,412)	(293)
Total other income (expense), net	9,605	(796)
Loss before income taxes	(135,182)	(136,601)
Benefit from (provision for) income taxes	(6,229)	3,989
Gain on dilution of equity method investment	—	16,923
Losses from investments in equity method investees, net of tax	(16,006)	(58,555)
Net loss	(157,417)	(174,244)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(5,032)	(6,436)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(152,385)	$(167,808)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.98)	$(1.21)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	155,719,585	138,265,859

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Years Ended December 31,
	2022	2021
Net loss	$(157,417)	$(174,244)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(13,366)	(14,155)
Comprehensive loss:	$(170,783)	$(188,399)
Comprehensive loss attributable to redeemable noncontrolling interests and noncontrolling interests	(5,032)	(6,436)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	50	(24)
Comprehensive loss attributable to redeemable noncontrolling interests and noncontrolling interests	(4,982)	(6,460)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(165,801)	$(181,939)

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING

INTERESTS AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

								Total
						Accumulated		Stockholders’
	Redeemable			Additional	Share	Other		Equity Attributable to		Total
	Noncontrolling	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2020	$—	114,735,712	$13,372	$261,626	$—	$5,819	$(189,995)	$90,822	$4,546	$95,368
Issuance of common shares for Series C and Series D financing, net of issuance costs of $4.9 million	—	15,552,688	1,881	162,497	(140,868)	—	—	23,510	—	23,510
Issuance of common shares for IPO, net of issuance costs of $9.0 million	—	17,250,000	2,046	229,535	—	—	—	231,581	—	231,581
Issuance of common shares under the Hurdle Share Option Plan (see Note 12)	—	7,281,376	—	—	—	—	—	—	—	—
Settlement of issuance of common shares, net of issuance costs of $4.9 million	—	—	—	—	140,868	—	—	140,868	—	140,868
Conversion of convertible notes to common stock	—	5,478,176	646	6,613	—	—	—	7,259	—	7,259
Issuance of noncontrolling interest	2,555	—	—	—	—	—	—	—	8,411	8,411
Issuance of shares upon exercise of stock options	—	379,049	45	890	—	—	—	935	—	935
Exercise of Hurdle Share Option Plan award (see Note 12)	—	—	12	522	—	—	—	534	—	534
Stock-based compensation expense	—	—	—	63,362	—	—	—	63,362	—	63,362
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(14,155)	—	(14,155)	(24)	(14,179)
Net income (loss)	(2,555)	—	—	—	—	—	(167,808)	(167,808)	(3,882)	(171,690)
Balances at December 31, 2021	$—	160,677,001	$18,002	$725,045	$—	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Conversion of convertible notes to common stock	—	4,320,000	447	4,466	—	—	—	4,913	—	4,913
Issuance of shares upon exercise of stock options	—	938,913	113	2,206	(24)	—	—	2,295	—	2,295
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	—	600	600
Issuance of subsidiary common shares	—	—	—	—	—	—	—	—	357	357
Stock-based compensation expense	—	—	—	42,375	—	—	—	42,375	—	42,375
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(13,366)	—	(13,366)	50	(13,316)
Net loss	—	—	—	—	—	—	(152,385)	(152,385)	(5,032)	(157,417)
Balances at December 31, 2022	$—	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(157,417)	$(174,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	168	47
Amortization of debt discount	131	195
Change in fair value of contingent consideration liability—related parties	(1,475)	(173)
Change in fair value of securities carried at fair value	(272)	—
Provision for deferred income taxes	5,074	—
Change in fair value of derivative liability	—	(41)
Impairment of loan receivable	852	—
Change in fair value of warrant liability	(336)	87
Unrealized loss on other investments held at fair value	—	12,346
Gain on dilution of equity method investment	—	(16,923)
Loss on conversion of convertible notes	—	513
Gain on consolidation of a variable interest entity	—	(3,543)
Gain on deconsolidation of a variable interest entity	(1,484)	—
Losses from investments in equity method investees	16,006	58,555
In-process research and development expense	357	15,480
Stock-based compensation expense	42,375	63,362
Unrealized foreign exchange gains	(4,950)	(11,346)
Other	(161)	43
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,522)	(9,699)
Other assets	—	(5,973)
Accounts payable	(3,034)	2,300
Accrued liabilities	1,221	5,756
Deferred revenue	—	12
Net cash used in operating activities	(104,467)	(63,246)
Cash flows from investing activities
Purchases of property and equipment	(773)	(173)
Capitalized internal-use software development costs	(251)	(955)
Cash paid for securities carried at fair value	(309,058)	—
Proceeds from sale and maturities of securities carried at fair value	226,834	—
Cash acquired in asset acquisitions, net	—	47
Cash paid for asset acquisitions, net	—	(1,000)
Cash paid for equity method investments	—	(52,937)
Cash paid for other investments	(600)	(23,658)
Loans to related parties	(3,000)	(2,600)
Net cash used in investing activities	(86,848)	(81,276)
Cash flows from financing activities
Proceeds from issuance of common stock	—	409,884
Cash paid for common stock issuance costs	—	(12,350)
Proceeds from issuance of share option awards	—	534
Proceeds from secured borrowing liability	—	2,417
Proceeds from issuance of shares upon exercise of stock options	2,294	935
Proceeds from issuance of subsidiary preferred shares	600	—
Proceeds from conversion of convertible notes to common stock	4,636	6,854
Proceeds from debt financings	15,000	—
Financing costs paid	(1,745)	—
Proceeds from issuance of convertible promissory notes	—	1,588
Net cash provided by financing activities	20,785	409,862
Effect of foreign exchange rate changes on cash	(1,123)	(320)
Net increase (decrease) in cash and cash equivalents	(171,653)	265,020
Cash and cash equivalents – beginning of the period	362,266	97,246
Cash and cash equivalents – end of the period	$190,613	$362,266
Supplemental disclosures:
Cash paid for interest	$508	$—
Cash paid for taxes	$652	$—
Supplemental disclosures of non cash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$487	$—
Issuance of subsidiary shares to non-controlling interests in connection with Columbia stock purchase agreement	$357	$—
Share subscription receivable	$24	$—
Fair value of noncontrolling interests issued in connection with consolidation of a VIE	$—	$392
Fair value of redeemable noncontrolling interests issued in connection with consolidation of a VIE	$—	$2,555
Fair value of noncontrolling interests issued in connection with asset acquisitions	$—	$4,761
Issuance of derivative instrument related to convertible promissory notes	$—	$646
Exercise of Hurdle Share Option Plan award	$—	$527
Issuance of subsidiary shares in connection with the conversion of convertible notes	$—	$3,258

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has continued to present global public health and economic challenges during the year ended December 31, 2022. The Company has not experienced material financial impacts on its business and operations. The Company continues to monitor the impact of the COVID-19 pandemic on its employees and business and has undertaken business continuity measures to mitigate potential disruption to its operations.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2022, the Company had cash and cash equivalents of $190.6 million, short-term securities of $82.5 million and its accumulated deficit was $510.2 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the consolidated financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The Company's consolidated financial statements include the accounts of the Company and the accounts of the Company's subsidiaries. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). All intercompany transactions and accounts have been eliminated in consolidation.

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

The results of operations for the years ended December 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of the Company’s investment in Intelgenx Technologies Corp. (“IntelGenx”), securities carried at fair value, contingent consideration liability—related parties, in-process research and development (“IPRD”) assets, derivative liability associated with the Perception convertible promissory notes, redeemable noncontrolling interests and noncontrolling interests recognized in acquisitions, the valuations of common shares prior to IPO and share-based awards, and accruals for research and development costs.

The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of December 31, 2022 and through the issuance of these consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses. The Company has not experienced any significant financial impacts due to COVID-19.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and all notes receivables. The Company’s cash is mainly held in financial institutions in the United States, United Kingdom, Germany and Australia. Amounts on deposit may at times exceed federally insured limits. The credit risk associated with the Company’s investment in all notes receivables is monitored and assessed periodically. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds, and at times in excess of federally insured limits.

Investment Securities Portfolio

The following table sets forth the fair value of atai's available-for-sale securities portfolio at the dates indicated:

	Fair Value
	December 31, 2022	December 31, 2021
Money Market Funds	$72,334	$—
Commercial Paper	5,958	—
Corporate Notes/Bonds	17,719	—
U.S. Government Agencies	58,819	—
	$154,830	$—

In January 2022, the Company invested in a certain investment portfolio, which is comprised of Money Market Funds, U.S. Treasury securities, Commercial Paper, Corporate Notes/Bonds, and U.S. government agencies securities. The Company classified securities in the investment portfolio as available-for-sale securities. Furthermore, the Company elected the fair value option for the available-for-sale securities in the investment portfolio (see Note 7). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument-by-instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of securities on the consolidated Statements of Operations and the amortized cost of investments approximates their fair value. The Company's securities in the investment portfolio will mature within two years.

Property and Equipment

Property and equipment, consisting primarily of furniture and fixtures and leasehold improvements, is recorded at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets once the asset has been placed in service. Leasehold improvements are amortized using the straight-line method over the estimated useful life or remaining lease term, whichever is shorter. The following table provides the range of estimated useful lives used for each asset type:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

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

Upon the occurrence of certain events and on a regular basis, the Company evaluates whether it no longer has a controlling interest in its consolidated VIEs. If the Company determines it no longer has a controlling interest, the subsidiary is deconsolidated. The Company records a gain or loss on deconsolidation based on the difference on the deconsolidation date between (i) the aggregate of (a) the fair value of any consideration received, (b) the fair value of any retained noncontrolling investment in the former subsidiary and (c) the carrying amount of any noncontrolling interest in the subsidiary being deconsolidated, less (ii) the carrying amount of the former subsidiary’s assets and liabilities.

Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights (See Note 4).

Acquisitions

The Company evaluates each of its acquisitions under the accounting framework in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, the Company then further evaluates whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the acquired set is a business. During the years ended December 31, 2022 and 2021, the Company did not have any acquisitions that were accounted for as business combinations.

For asset acquisitions that involve the initial consolidation of a VIE that is not a business for which atai is the primary beneficiary, the transactions are accounted for under ASC 810, Consolidation, and no goodwill is recognized. Rather, the Company recognizes the identifiable assets acquired (excluding goodwill), the liabilities assumed, and any noncontrolling interests as though the VIE was a business and subject to the guidance on recognition and measurement in a business combination under ASC 805, and recognizes a gain or loss for the difference between (a) the sum of the fair values of consideration paid (including any contingent consideration) and noncontrolling interests, (b) the fair value of the VIE’s identifiable assets and liabilities, and (c) the reported amounts of any previously held interests. Acquisition-related expenses incurred by the Company in asset acquisitions that involve the initial consolidation of a VIE that is not a business, are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. In an asset acquisition, including the initial consolidation of a VIE that is not a business, acquired IPR&D with no alternative future use is charged to research and development expense at the acquisition date.

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

In applying the equity method, the Company’s investments are initially recorded at cost on the consolidated balance sheets. Upon recording an equity method investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to IPR&D that had no alternative future use. To the extent a basis difference relates to IPR&D and the investee is not a business as defined in ASC 805, the Company immediately expenses such basis difference related to IPR&D. If the Company is unable to attribute all the basis difference to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is recognized within the equity investment balance.

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

Equity method investments are reviewed for indicators of other-than-temporary impairment at each reporting period. Equity method investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Methodologies that the Company may use to estimate the fair value of its equity method investments include, but are not limited to, considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has declined below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of losses from investments in equity method investees, net of tax on the consolidated statements of operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee, implied values in recent transactions of investee securities, or other publicly available information that may affect the value of the Company’s investments. The Company presents income/losses from equity investments and any impairment related to equity method investments as losses from investments in equity method investees on the consolidated statement of operations. The Company did not identify factors that would indicate that a potential other-than-temporary impairment of the carrying values of its equity method investments had occurred during the years ended December 31, 2022 and 2021.

Fair Value Option

As permitted under ASC 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in common shares of IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under Other investments held at fair value in the Company's consolidated balance sheets and changes in fair value are recognized as a component of other income (expense), net in the consolidated statements of operations. The carrying value of the investment remained at zero as of December 31, 2022 and December 31, 2021, respectively.

The Company has also elected the fair value option for its investment securities portfolio.

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

Notes Receivable

The Company has certain notes receivable that are carried at cost, which includes the principal value of the note receivable, accrued interest and net of any payments received and impairment losses recognized. Generally, a loan is considered to be impaired when it is probable that the Company will not be able to collect any remaining amounts due in accordance with contractual terms of the loans and the amount of the loss can be reasonably estimated. As of December 31, 2022, there is no impairment loss recognized associated with the notes receivable that are carried at cost. Based on the terms of the notes receivable, certain notes receivable are classified as long term as their payments are due after twelve months from the balance sheet date.

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

In addition, the Perception convertible promissory notes contain certain embedded features, which are redemption features and meet the definition of derivative instruments. The Company classifies these instruments as a liability on its consolidated balance sheets as the redemption features involve substantial discounts, provide for the accelerated repayment of the notes upon the occurrence of specified events, and are not clearly and closely related to its host instrument. The derivative liability was initially recorded at fair value upon issuance of the convertible promissory notes and is subsequently remeasured to fair value at each reporting date. Both the Perception convertible promissory notes and the derivative liability were classified as long-term and presented as convertible promissory notes and derivative liability in the Company’s consolidated balance sheets.

Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in the consolidated statements of operations. Changes in the fair value of the derivative liability were recognized until the convertible promissory notes converted in June 2021. As such, the derivative liability balance is $0 as of December 31, 2022 and December 31, 2021, respectively.

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

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset, consistent with the presentation of debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method.

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

Preclinical and clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development expense.

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

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate and the fair value of the Company’s common shares. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time the Company has sufficient exercise history. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. Because the Company did not have an extended trading history for its common shares, the expected volatility was estimated using weighted average measures of the Company's historical volatility and the historical volatility of a peer group of companies for a period equal to the expected life of the stock options. The Company’s peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty. The Company has elected to recognize forfeitures of stock-based compensation awards as they occur.

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

After the closing of the IPO in June 2021, the Company’s board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by Nasdaq on the date of grant.

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

The Company’s contingent consideration liability—related parties, derivative liability associated with the Perception convertible promissory notes, IntelGenx Initial Warrants and Additional Unit Warrants, and warrant liability with Neuronasal, Inc. are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (See Note 7). The IntelGenx common stock is carried at fair value, determined according to Level 2 inputs in the fair value hierarchy above. The carrying amount reflected in the accompanying consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties issued in 2018 and 2020 (collectively, the “2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common stock into which the notes are to be converted. As of December 31, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $13.1 million, respectively. As of December 31, 2021, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.8 million and $69.7 million, respectively. Several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into shares of the Company's common stock during the years ended December 31, 2022 and 2021, respectively. See Note 10 for additional discussion.

The carrying amounts of the Perception convertible promissory notes issued during 2020, do not approximate fair value because carrying amounts are net of unamortized debt discounts and bifurcated derivative liabilities. The fair value of the Perception convertible promissory notes was determined based on the changes in expectation and increase in probability of occurrence of certain conversion events, including a qualified equity financing and a licensing transaction, that would have beneficial conversion terms for the note holders. In June 2021, the Perception convertible promissory notes converted into shares of Series A preferred stock of Perception pursuant to their original terms. As of December 31, 2022 and December 31, 2021 there were no Perception convertible promissory notes outstanding. See Note 10 for additional discussion.

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

The most significant impact of the adoption of Topic 842 on the Company’s consolidated financial statements was the recognition of a $0.2 million operating lease right-of-use asset, a $0.1 million current operating lease liability, and a $0.1 million long-term operating lease liability on the Company’s consolidated balance sheet related to its existing facility operating lease. The Company did not have a deferred rent liability recorded in connection with its existing facility operating lease. There was no material impact to the Company’s consolidated balance sheet, statement of operations, and no cumulative-effect adjustment to accumulated deficit. The Company recorded an immaterial amount of general and administrative expense in its consolidated statement of operations related to lease expense, including short-term lease expense during the year ended December 31, 2022.

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

The allowance for credit losses is a valuation account which is presented separately on the consolidated balance sheet by deducting it from the assets amortized cost. Furthermore, the allowance for credit losses is adjusted each period to reflect the movement in expected credit losses.

The Company utilizes an undiscounted probability-of-default (“PD”) and loss-given-default (“LGD”) method for estimating credit losses on its assets pool, which is comprised of loans to other companies. Under the PD and LGD method, the expected credit loss percentage (or “loss rate”) is calculated as the probability of default (i.e., the probability the asset will default within the given time frame) multiplied by the loss given default (i.e., the percentage of the asset not expected to be collected because of default). To implement the PD and LGD method, the Company utilizes readily observable market information from term-matched public debt to derive market implied current expected credit losses (“MICECL”) grouped by Standard & Poor’s (“S&P”) credit rating scale. The MICECL framework considers risk characteristics of assets pool based on publicly available or estimated S&P credit ratings to calculate an appropriate credit loss reserve for the pool or group of assets.

ASU 2016-13 requires a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which it is effective. The Company will adopt ASU 2016-13 effective January 1, 2023 with the cumulative effect of adoption recorded as an adjustment to accumulated deficit. We estimate the adoption impact to be in the range of $0.5 million to $0.8 million.

3. Acquisitions and Dispositions

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

Immediately following the closing of the PsyProtix Purchase Agreement, PsyProtix loaned $0.1 million to Chymia in exchange for a duly executed promissory note (the “Chymia Note”). The Chymia Note shall accrue interest at a 5% rate per annum until payment in full. The aggregate principal amount of $0.1 million, together with all accrued and unpaid interest and all other amounts payable are due to be paid on the date that is the earlier of (i) five years from the promissory note agreement date or (ii) the occurrence of a liquidation event or a deemed liquidation event (as defined in the PsyProtix’s certificate of incorporation). As of December 31, 2022, the Chymia Note was $0.1 million and included as a component of long-term notes receivable—related parties on the consolidated balance sheets.

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

The Psyber Purchase Agreement provided the Company unilateral rights to control all decisions related to the significant activities of Psyber. The Company concluded that Psyber was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in Psyber as an initial consolidation of a VIE that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a de minimis gain for the year ended December 31, 2021. The gain was calculated as the sum of the consideration paid of $0.2 million, less the fair value of identifiable net assets acquired of $0.2 million.

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

The InnarisBio Purchase Agreement provided the Company unilateral rights to control all decisions related to the significant activities of InnarisBio. The Company concluded that InnarisBio was not considered a business based on its assessment under ASC 805 and accounted for the Company’s acquisition in InnarisBio as an initial consolidation of a VIE that is not a business under ASC 810 (See Note 4). The assets acquired, liabilities assumed, and noncontrolling interest in the transaction were measured based on their fair values. The Company recognized a de minimis loss on consolidation for the year ended December 31, 2021. The loss was calculated as the sum of the consideration paid of $1.1 million, the fair value of the noncontrolling interest issued of $0.9 million, less the fair value of identifiable net assets acquired of $2.0 million. The fair value of the contingent milestone payments of $0.1 million was included in the total purchase consideration for the noncontrolling interest and recognized as a liability by InnarisBio at the date of acquisition. The fair value of the IPR&D acquired of $1.0 million was reflected as acquired in-process research and development expense on the consolidated statements of operations for the year ended December 31, 2021 as it had no alternative future use at the time of the acquisition.

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

2022 Dispositions

Neuronasal, Inc.

In November 2022, the Company finalized and entered into a Redemption, Termination and Release Agreement ("Termination Agreement") with Neuronasal through which atai disposed of its equity interests and residual SPA funding obligations. Pursuant to the Neuronasal Termination Agreement, the Company transferred all of its approximately 56.5% equity interest in Neuronasal in exchange for the redemption consideration in the form of certain warrants. The Neuronasal Termination Agreement entitles the Company to purchase certain common stock in Neuronasal upon the occurrence of certain contingencies, such as an initial public offering, qualified financing event, or certain clinical studies. The Company has no further obligations to fund Neuronasal.

As a result of the disposition, the Company ceased having controlling financial interest in Neuronasal and the Company deconsolidated Neuronasal in November 2022 because it determined that it no longer was the primary beneficiary of Neuronsasal as it no longer had the power to direct the significant activities of Neuronasal. Upon the effective termination date, the Company derecognized all of Neuronasal's assets and liabilities from its balance sheet, and recognized a gain of $1.5 million, which was recognized as a component of other income in the consolidated statement of operations for the year ended December 31, 2022. The Company determined that the value of the warrants received in connection with the Termination Agreement were de minimis as of the termination date. In connection with the deconsolidation of Neuronasal, the Company concluded that a loan loss has been incurred and the loan assets were impaired accordingly. The Company recognized an impairment of loan receivable of $0.9 million for the year ended December 31, 2022.

The Company concluded that the decision to deconsolidate Neuronasal, which was based on clinical data that did not meet expectations, did not represent a significant strategic shift. Therefore, the Company did not present the results of Neuronasal prior to deconsolidation as discontinued operations in its consolidated statements of operations for the year ended December 31, 2022.

4. Variable Interest Entities and a Voting Interest Entity

Consolidated VIEs

At each reporting period, the Company reassesses whether it remains the primary beneficiary for Variable Interest Entities (“VIEs”) consolidated under the VIE model.

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s consolidated financial statements from the date of acquisition to December 31, 2022.

As of December 31, 2022 and December 31, 2021, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of December 31, 2022		Relationship as of December 31, 2021	Date Control Obtained	Ownership % December 31, 2022	Ownership % December 31, 2021
Perception Neuroscience Holdings, Inc.	Controlled VIE		Controlled VIE	November 2018	58.9%	58.9%
Kures, Inc.	Controlled VIE		Controlled VIE	August 2019	64.5%	54.1%
EntheogeniX Biosciences, Inc.	Controlled VIE		Controlled VIE	November 2019	80.0%	80.0%
DemeRx IB, Inc.	Controlled VIE		Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE		Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE		Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	Controlled VIE		Controlled VIE	February 2021	75.0%	75.0%
InnarisBio, Inc.	Controlled VIE		Controlled VIE	March 2021	82.0%	82.0%
Neuronasal, Inc.	—	(1)	Controlled VIE	May 2021	—	56.5%
TryptageniX Inc.	Controlled VIE		Controlled VIE	December 2021	65.0%	65.0%

(1) As discussed in Note 3, the Company deconsolidated Neuronsal, Inc. in November 2022.

As of December 31, 2022 and December 31, 2021, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

In September 2021, the Company executed an amendment to the Stockholders Agreement and Contribution and Subscription Agreement ("EntheogeniX Amendment") between atai, EntheogeniX and Cyclica, in which atai agreed to purchase additional Class A common stock for an aggregate purchase price of $0.5 million. In February and September 2022, pursuant to the EntheogeniX Amendment, atai purchased additional shares of Class A common stock for an aggregate purchase price of $2.2 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to the Class A common stock purchase. As of December 31, 2022 and December 31, 2021, the Company owned 80% of the outstanding common stock of EntheogeniX.

The purchase of additional Class A common stock was deemed to be a reconsideration event. The Company determined that EntheogeniX is still considered a VIE subsequent to the additional Class A common stock purchase as EntheogeniX does not have sufficient equity at risk to carry out its principal activities without additional subordinated financial support.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of December 31, 2022 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	TryptageniX
Assets:
Current assets:
Cash	$8,703	$220	$467	$12,251	$7,526	$1	$683	$719	$513
Accounts receivable	197	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	466	174	91	21	1,742	66	—	13	2,850
Total current assets	9,366	394	558	12,272	9,268	67	683	732	3,363
Long term notes receivable	—	—	—	1,075	—	109	—	—	—
Other assets	—	—	—	—	—	—	353	—	—
Total assets	$9,366	$394	$558	$13,347	$9,268	$176	$1,036	$732	$3,363
Liabilities:
Current liabilities:
Accounts payable	$661	$25	$124	$332	$381	$33	$10	$3	$—
Accrued liabilities	1,738	266	121	671	596	46	37	158	154
Other current liabilities	121	2	—	133	2	1	1	1	—
Total current liabilities	2,520	293	245	1,136	979	80	48	162	154
Total liabilities	$2,520	$293	$245	$1,136	$979	$80	$48	$162	$154

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Recognify	Psyber	InnarisBio	Neuronasal	TryptageniX	Total
Balance as of December 31, 2020	$—	$4,546	$—	$—	$—	$—	$4,546
Issuance of noncontrolling interests	3,258	—	8	877	392	3,876	8,411
Net income (loss) attributable to noncontrolling interests - common	—	—	(8)	(877)	(392)	(3,876)	(5,153)
Net income (loss) attributable to noncontrolling interests - preferred	1,998	(727)	—	—	—	—	1,271
Comprehensive loss attributable to noncontrolling interests	(24)	—	—	—	—	—	(24)
Balance as of December 31, 2021	$5,232	$3,819	$—	$—	$—	$—	$9,051

	Perception	Kures	Recognify	Total
Balance as of December 31, 2021	$5,232	$—	$3,819	$9,051
Issuance of noncontrolling interests	—	957	—	957
Net loss attributable to noncontrolling interests - preferred	(3,551)	(149)	(975)	(4,675)
Net loss attributable to noncontrolling interests - common	—	(357)	—	(357)
Comprehensive income attributable to noncontrolling interests	50	—	—	50
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026

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

In connection with the consolidation of Neuronasal, the Company recognized the shares of Neuronasal common stock held by the founders of Neuronasal as redeemable noncontrolling interests as they contain embedded put options that are exercisable by the founders following a successful completion of a future event, which is not solely within the control of the Company. As discussed in Note 3, the Company deconsolidated Neuronasal in November 2022.

The redeemable noncontrolling interests were initially measured at fair value upon issuance and are redeemable at fair value at the holder’s option upon the successful completion or occurrence of future events. As of December 31, 2022 and December 31, 2021, the Company did not adjust the carrying value of the redeemable noncontrolling interests based on their estimated redemption values since it was not probable that the events that would allow the shares to become redeemable would occur. Subsequent adjustments to increase or decrease the carrying values of the redeemable noncontrolling interests to their estimated redemption values will be made if and when it becomes probable that such events will occur.

As of December 31, 2022 and December 31, 2021, the balance of redeemable noncontrolling interests in temporary equity on the consolidated balance sheets was zero. There was no redeemable noncontrolling interest activity during the year ended December 31, 2022.

The following table provides a rollforward of the redeemable noncontrolling interests balance activity (in thousands):

	Neuronasal	Total
Balance as of December 31, 2020	$—	$—
Issuance of redeemable noncontrolling interests	2,555	2,555
Net loss attributable to redeemable noncontrolling interests - common	(2,555)	(2,555)
Balance as of December 31, 2021	$—	$—

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through December 31, 2022. The Company is not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation as of December 31, 2022 and December 31, 2021.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method or the measurement alternative included within ASC 321 (See Note 5). As of December 31, 2022, the Company’s maximum exposure for its non-consolidated VIEs was $6.8 million relating to the carrying values in other investments and other investments held at fair value and $7.2 million relating to the carrying value in long term notes receivable – related party. As of December 31, 2021, the Company’s maximum exposure for its non-consolidated VIEs was $11.6 million relating to the carrying values in its other investments and $3.8 million relating to the carrying value in short term notes receivable—related party.
5. Equity Method Investments and Other Investments

Equity Method Investments

As of December 31, 2022 and December 31, 2021, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of December 31, 2022			As of December 31, 2021
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc	December 2018	22.4%		—	22.8%		16,131
GABA Therapeutics, Inc	November 2020	7.5%	(1)	—	7.5%	(1)	—
Total				$—			$16,131

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

Equity Investment

Through a series of open market transactions between November 23, 2021 and December 7, 2021, the Company purchased an additional 1,490,111 of COMPASS ADSs at an aggregate purchase price of $47.4 million. The additional shares acquired resulted in an increase in the Company’s ownership of COMPASS ADSs to 22.8%. The Company applied the cost accumulation model and recorded its investment at cost. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in COMPASS exceeded the Company’s proportionate share of the underlying net assets in COMPASS. The Company concluded that the basis differences were primarily attributable to COMPASS’s IPR&D associated with COMP360, a psilocybin therapy, which COMPASS recently completed a Phase IIb clinical trial for. As the Company’s investment in COMPASS did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in COMP360 and the associated IPR&D, the basis differences were attributable to the IPR&D with no alternative future use and were immediately expensed at the time of the additional investment. As of

December 31, 2022, the Company owned 22.4% of COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $76.8 million and $211.4 million as of December 31, 2022 and 2021, respectively.

Upon the completion of the COMPASS IPO, the Company was deemed to have significant influence over COMPASS primarily through its ownership interest in COMPASS’ equity and the Company's representation on COMPASS board of directors. Following the COMPASS 2022 annual shareholder meeting, the Company no longer is represented on the COMPASS board. However, the Company maintains significant influence through its ownership interest. Accordingly, the Company’s investment in COMPASS’ ADS was accounted for in accordance with the equity method through December 31, 2022

During the years ended December 31, 2022 and 2021, the Company recognized its proportionate share of COMPASS’ net loss of $10.1 million and $10.5 million, respectively, as losses from investments in equity method investees, net of tax on the consolidated statements of operations.

Other Investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of December 31, 2022 and December 31, 2021, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	December 31,	December 31,
	2022	2021
GABA Therapeutics, Inc.	$5,387	$10,260
DemeRx NB, Inc.	1,024	1,024
Juvenescence Limited	344	344
Total	$6,755	$11,628

The Company’s investments in the preferred stock of Innoplexus, GABA, and DemeRx NB are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock. Although the Company’s investment in Juvenescence Limited (“Juvenescence”) is in common stock, it is not able to exercise significant influence over the operating and financial decisions of Juvenescence. The Company concluded that its ownership interests in above Other Investments do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the Company measured its other investments at cost, less any impairment, plus or minus, if any, observable price changes in orderly transactions for an identical or similar investment of the same issuer.

During the years ended December 31, 2022 and 2021 there were no observable changes in price recorded related to the Company’s Other Investments.

During the years ended December 31, 2022 and 2021, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2022 and 2021 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.4 million as of December 31, 2022 and 2021, which is included in Other liabilities in the Company’s consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the rights for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of December 31, 2022 and 2021.

The carrying value of the Company’s investment in Innoplexus was zero as of December 31, 2022 and December 31, 2021.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of December 31, 2022. Accordingly, GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock discussed below. During the years ended December 31, 2022 and 2021, the Company recognized its proportionate share of GABA’s net loss of $5.9 million and $5.0 million, respectively, as losses from investments in equity method investees, net of tax on the consolidated statements of operations.

Preferred Stock Investment

In August 2019, GABA and the Company entered into the Preferred Stock Purchase Agreement (the “GABA PSPA”), whereby GABA issued shares of its Series A preferred stock to the Company at a price of approximately $5.5 million. At closing, the Company had an overall ownership interest of over 20% in GABA and a noncontrolling representation on the board. On May 15, 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the Amended GABA PSPA”) under which the GABA PSPA was amended. In September 2022, pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million. As of December 31, 2022 and 2021, the investment in GABA’s preferred stock was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321.

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

Preferred Stock Investment

In December 2019, Neuronasal and the Company entered into the Neuronasal PSPA and the Neuronasal Secondary Sale Agreement, whereby Neuronasal issued shares of its Series A preferred stock to the Company at a price of approximately $0.5 million. At closing, the Company had a less than 20% of ownership interest in Neuronasal and a noncontrolling representation on the board. In October 2020, pursuant to the Neuronasal PSPA, the Company purchased additional Series A preferred shares at a price of approximately $0.8 million. The investment in Neuronasal preferred shares was recorded in Other Investments on the consolidated balance sheets under the measurement alternative under ASC 321 as of December 31, 2022 and 2021.

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

On May 17, 2021, pursuant to the Neuronasal PSPA and the Neuronasal Secondary Sale Agreement, the Company, at its sole option, purchased additional shares of Series A preferred stock of Neuronasal for an aggregate cost of $1.0 million. Upon the closing of the purchase on May 17, 2021, the Company obtained a controlling financial interest in Neuronasal. The Company derecognized its other investments in Neuronasal and began to consolidate the operations of Neuronasal into its financial statements. See Note 3, “Acquisitions and Dispositions” for further discussion.

In November 2022, pursuant to the Termination Agreement, the Company deconsolidated Neuronasal. See Note 3, "Acquisitions and Dispositions" for further discussion.

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

Pursuant to the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of DemeRX NB's Series A preferred stock at a purchase price of up to an aggregate of $19.0 million with the same price per share as its initial investment in December 2019. As of December 31, 2022, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB.

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

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the year ended December 31, 2022, research and development services performed in relation to the Strategic Development Agreement were $0.5 million, which was applied as a reduction in research and development expense in accordance with the Strategic Development Agreement. No material research and development services were performed during the year ended December 31, 2021.

The Company has significant influence over IntelGenx through ownership interest in IntelGenx’s equity and the Company’s noncontrolling representation on IntelGenx’s board of directors. The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and Additional Units Warrant, (collectively the “Warrants”) are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares and the Warrants as a component of other income (expense), net in the consolidated statement of operations. The carrying amount of the investment was reduced to zero as of December 31, 2021 and during the year ended December 31, 2022, the Company recognized a $0 mark-to-market (“MTM”) gain/loss in the consolidated statement of operations. The carrying value of the investment remained at zero as of December 31, 2022 and 2021, respectively.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	December 31, 2022
	COMPASS	GABA
Current assets	$191,651	$3,933
Non-current assets	5,643	—
Total assets	$197,294	$3,933

Current liabilities	$15,596	$1,542
Non-current liabilities	418	—
Total liabilities	$16,014	$1,542

	December 31, 2021
	COMPASS	GABA
Current assets	$295,300	$7,673
Non-current assets	5,598	—
Total assets	$300,898	$7,673

Current liabilities	$15,107	$199
Non-current liabilities	1,379	—
Total liabilities	$16,486	$199

Statements of operations

	Year Ended December 31, 2022
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(110,403)	$(5,867)
Net loss	$(91,505)	$(5,867)

	Year Ended December 31, 2021
	COMPASS	Neuronasal(1)	GABA
Revenue	$—	$—	$—
Loss from continuing operations	$(83,221)	$(985)	$(4,216)
Net loss	$(71,742)	$(985)	$(4,216)

(1)
Results from operations for Neuronasal are through May 17, 2021 at which point the entity is consolidated.

6. Notes Receivable

Long Term Notes Receivable – related party

Loan to IntelGenx Corp.

On March 8, 2021, the Company and IntelGenx entered into a loan agreement (the “IntelGenx Loan Agreement”) under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million (the “March Term Loan”). Pursuant to the loan agreement, IntelGenx may, by written notice, request an advance up to an additional $0.5 million as an additional term loan if no event of default has occurred as defined in the loan agreement. On May 11, 2021, the Company paid an additional advance of $0.5 million as an additional term loan (the “May Term Loan”, and together with the March Term Loan the “Term Loans”). The Term Loans were originally due to mature 120 days following the special shareholder meeting of IntelGenx Tech Corp. to approve an additional investment in IntelGenx Tech Corp. by the Company ("Maturity Date"). On May 14, 2021, the Company amended the loan agreement under which the Maturity Date will be the first business day following the first closing of a subscription for additional units if the proceeds from such subscription amount to at least $3.0 million. The loan bears an annualized interest rate of 8% and such interest is accrued daily. The principal amount of the Term Loans plus any accrued interest shall become due and payable on the Maturity Date. On September 14, 2021, the Company entered into an amended and restated loan agreement, which among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, up to a total of $8.5 million. The additional loan amount of $6.0 million shall be funded via two separate tranches of $3.0 million each in the beginning of 2022 and 2023 respectively, subject to certain conditions. In addition, the amendment further extended the Maturity Date to January 5, 2024. The first tranche was funded in January 2022.

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

The Company recorded the Term Loans at cost, which included the principal balance of the note and accrued interest in Long term notes receivables – related parties on its consolidated balance sheets. As of December 31, 2022 and 2021, the Term Loans have an outstanding balance of $5.5 million and $2.5 million, respectively. During the year ended December 31, 2022 the Company recognized $0.4 million in interest income. During the year ended December 31, 2021, the interest income recognized in connection with the Term Loans was immaterial. The Company assesses the Term Loans for impairment and records an impairment loss when information becomes available that indicates it is probable that the Term Loans have been impaired and the amount of the loss can be reasonably estimated. As of December 31, 2022, no impairment indicators were present.

As of December 31, 2022, the fair value of the term loan was $5.5 million, which is categorized as Level 3 in the fair value hierarchy.

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

The Company recorded the DemeRx Note at cost which included the principal balance of the DemeRx Note and accrued interest, net of any payments received, on its consolidated balance sheets. As of December 21, 2022, and 2021, the DemeRx Note had an outstanding balance of $1.1 million and $1.1 million, respectively. For the year ended December 31, 2021, the Company recognized an immaterial amount of interest income associated with the DemeRx Note as a component of Other Income in the consolidated statements of operations. For the year ended December 31, 2022, the Company did not earn any interest income associated with the DemeRx Note.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$72,334	$—	$—	$72,334
Investment in securities at fair value:
U.S. Treasuries	—	—	—	—
Commercial Paper	—	5,958	—	5,958
Corporate Notes/Bonds	—	17,719	—	17,719
U.S. Government Agencies	—	58,819	—	58,819
Other investment at fair value	—	—	—	—
	$72,334	$82,496	$—	$154,830
Liabilities:
Contingent consideration liability - related parties	$—	$—	953	$953
Warrant Liability	—	—	—	—
	$—	$—	$953	$953

	Fair Value Measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$271,856	$—	$—	$271,856
Investment in securities at fair value:
U.S. Treasuries	—	—	—	—
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	—	—	—
U.S. Government Agencies	—	—	—	—
Other investment at fair value	—	—	—	—
	$271,856	$—	$—	$271,856
Liabilities:
Contingent consideration liability - related parties	$—	$—	$2,483	$2,483
Warrant liability	—	—	336	336
	$—	$—	$2,819	$2,819

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
•
the expected first year of revenue, and
•
market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million and $0.1 million as of December 31, 2022 and 2021, respectively.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of December 31, 2022 and 2021, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.6 million and $1.5 million as of December 31, 2022 and 2021, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		December 31, 2022	December 31, 2021

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	13.1%	11.4%
	Probability of the milestone	10.0% - 21.0%	51.9%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	20.0% - 21.1%	19.2% - 20.1%
	Discount rate for royalties on milestones	12.3% - 13.4%	10.9% - 11.8%
	Probability of success rate	10.1% - 21.0%	26.5% to 100.0%

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.9 million as of December 31, 2022 and 2021, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

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

As discussed in Note 3, the Company deconsolidated Neuronasal in November 2022. The Company remeasured the Neuronasal warrant liability at fair value immediately prior to conversion in November 2022. The fair value of the Neuronasal warrant liability was determined to be de minimis on November 9, 2022, resulting in a $0.3 million unrealized gain immediately prior to deconsolidation.

IntelGenx Common Stock, Initial Warrants and Additional Units Warrant

The Company’s investment in IntelGenx consists of Common Shares, Initial Warrants and Additional Unit Warrants (collectively the “Warrants”). The Company determined Warrants do not meet the definition of derivative instrument per ASC 815. The Company has classified the Common Shares as Level 2 assets and the Initial Warrants and Additional Unit Warrants as Level 3 assets in the fair value hierarchy. The Company determined that the initial aggregate fair value was equal to the transaction price and recorded the Common Shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Units Warrant at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Warrants are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as a component of other income (expense), net in the consolidated statement of operations.

The fair value of Common Shares is estimated by applying a discount for lack of marketability (DLOM) of 5.0% as of December 31, 2022 and 2021. The Company estimated a DLOM in connection with the valuation of the Common Shares at initial recognition and as of December 31, 2022 and 2021 to reflect the restrictions associated with the Common Shares. As of December 31, 2022 and 2021, the only restriction that remains is the unregistered nature of the Common Shares. The fair value of Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of December 31, 2022 and 2021.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of December 31, 2022 and 2021.

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Value of Underlying	$0.19	$0.34
Expected Volatility	100%	105%

The fair value of the Additional Units is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Additional Unit is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Units is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Units, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of December 31, 2022 and 2021.

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Value of Underlying	$0.19	$0.34
Expected Volatility	100%	105%

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Contingent Consideration Liability - Related Parties	Warrant Liability
Balance as of December 31, 2021	$2,483	$336
Change in fair value	(1,480)	(336)
Extinguishment of liability	(50)	—
Balance as of December 31, 2022	$953	$—

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid research and development related expenses	$4,626	$2,692
Tax receivables	5,631	5,406
Prepaid insurance	2,034	3,049
Other	1,745	756
Total	$14,036	$11,903

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued accounting, legal, and other professional fees	$3,566	$2,667
Taxes payable	2,224	8,137
Accrued external research and development expenses	5,550	861
Accrued payroll	5,260	2,832
Accrued advisory fees	—	169
Other liabilities	706	163
Total	$17,306	$14,829

10. Debt

Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Convertible notes issued in November 2018	—	$125
Convertible notes issued in October 2020	415	623
Unamortized discount and deferred issuance costs	—	(5)
Total	$415	$743

During November 2018 and October 2020, the Company executed a terms and conditions agreement (the “Convertible Note Agreement”) under which it would issue convertible promissory notes to investors. An investor would become a party to the Convertible Note Agreement and would be issued a convertible promissory note by executing and delivering a subscription form. In November 2018 and October 2020, certain investors subscribed to the Convertible Note Agreement and the Company issued convertible promissory notes in the aggregate principal amount of €1.0 million or $1.2 million (collectively, the “2018 Convertible Notes”). The 2018 Convertible Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each 2018 Convertible Note has a face value of €1 and is convertible into one share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. The 2018 Convertible Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the 2018 Convertible Notes may no longer be exercised.

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

The notes bear interest at an annual rate of 5% and were due and payable on June 30, 2022, unless earlier converted (the “Perception March 2020 Notes”).

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

The notes bear interest at an annual rate of 5% and were due and payable on February 28, 2022, unless earlier converted (the “Perception December 2020 Notes” and together with the Perception March 2020 Notes, the “Perception Convertible Notes”).

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

The Company remeasured the derivative liability immediately prior to the conversion of the Perception Notes and recorded a net gain of $41,000 resulting from the change in fair value of the derivative liability in June 2021. The conversion of the Perception December 2020 Notes was accounted for as an extinguishment as the notes were converted pursuant to an embedded conversion feature upon a licensing transaction, which was determined to be a redemption feature. Accordingly, the Company recorded a loss on extinguishment of notes of $0.5 million in the consolidated statements of operations for the year ended December 31, 2021. The loss on extinguishment of notes represents the difference between (i) carrying value including derivative liability of the Perception December 2020 Notes of $2.2 million and (ii) the fair value of Perception Series A preferred stock into which the notes converted of $2.7 million. The conversion of the Perception March 2020 Notes was accounted for as a conversion as the notes converted pursuant to a conversion feature. Accordingly, the Company derecognized the carrying amount of the Perception March 2020 notes issued to Sonia Weiss and Family and other investors in the aggregate amount of $0.6 million with an offset to Series A preferred stock, and no gain or loss was recognized. The shares issued upon conversion of the Perception March 2020 and December 2020 Notes issued to the Company represent an intercompany transaction and, therefore, eliminate in consolidation.

As of December 31, 2020, the fair value of the derivative liability was $0.2 million, including an immaterial amount of derivative liability relating to Sonia Weiss Pick and Family.

The Company recognized interest expense of $0.2 million, including amortization of debt discount of $0.2 million during the year ended December 31, 2021. As of December 31, 2021, there was no unamortized debt discount due to the conversion of the Perception Convertible Notes into Series A convertible preferred stock of Perception on June 10, 2021. The debt issuance costs associated with the Perception Convertible Notes were not material.

Term Loan

Hercules Loan and Security Agreement

In August 2022, the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc. entered into a Loan and Security Agreement (as amended by that certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Hercules Loan Agreement”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $15.0 million on the Closing Date (the “Tranche 1A Advance”); (ii) at any time after the Closing Date but on or prior to May 1, 2023 (the “Tranche 1B Expiration Date”), term loan advances in an aggregate principal amount of up to $20.0 million (the “Tranche 1B Advances”); (iii) at any time beginning upon the earlier of (A) the Tranche 1B Expiration Date and (B) the date on which all amounts available to be drawn under the Tranche 1B Advances have been drawn and on or prior to December 15, 2023 (the “Tranche 1C Expiration Date”), term loan advances in an aggregate principal amount of up to $25.0 million (the “Tranche 1C Advances” and together with the Tranche 1A Advance and the Tranche 1B Advances, the “Tranche 1 Advances”); (iv) subject to us achieving certain performance milestones and, beginning upon the earlier of (A) the date on which all amounts available to be drawn under the Tranche 1C Advances have been drawn and (B) the Tranche 1C Expiration Date, on or prior to June 30, 2024, term loan advances in an aggregate principal amount of $15.0 million (the “Tranche 2 Advances”); and (v) subject to approval by the Lenders’ respective investment committees in its discretion, on or prior to March 31, 2025, term loan advances in an aggregate principal amount of up to $100.0 million (the “Tranche 3 Advances”). With the exception of the first $15.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at the Company's election, subject to applicable conditions to draw.

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

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $600.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on ATAI NV and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of December 31, 2022 the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income (expense), net in the Company’s consolidated statements of operations. During the year ended December 31, 2022, interest expense included $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

December 31, 2022
Principal amount	$15,000
End of the term charge	1,042
Less: unamortized issuance discount	(274)
Less: unamortized issuance costs	(113)
Less: unamortized end of term charge	(952)
Net carrying amount	14,702
Less: current maturities	-
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$14,702

The fair value of the outstanding Hercules debt obligations was $14.9 million as of December 31, 2022. The fair value of the Hercules debt obligations represent Level 3 measurements within the fair value hierarchy.

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

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, common stockholders will receive distribution on a pro rata basis. As of December 31, 2022 and December 31, 2021, no cash dividends have been declared or paid.

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

The Company has reserved up to 22,658,192 shares of common stock, excluding any shares issued under its Hurdle Share Option Program ("HSOP") described below, for issuance to executive officers, directors, other employees and consultants of the Company pursuant to the 2020 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of December 31, 2022, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan discussed below.

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

The Company has reserved up to 46,738,794 shares of common stock, for issuance to executive officers, directors and employees and consultants of the Company pursuant to the 2021 Incentive Plan. In accordance with the evergreen clause in the Company's 2021 Incentive Plan, effective as of January 1, 2022, the number of shares initially available for issuance was increased by 8,033,850 shares of common stock. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of December 31, 2022, 32,837,138 shares were available for future grants under the 2021 Incentive Plan.

Stock Options

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase Common Stock. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2021 to December 31, 2022:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	26,687,620		$6.85	4.85	$74,525
Granted	13,186,659	(1)	4.93	—	—
Exercised	(938,913)		2.47	—	—
Cancelled or forfeited	(4,054,762)		9.15	—	—
Outstanding as of December 31, 2022	34,880,604	(2)	$5.98	5.71	$10,647
Options exercisable as of December 31, 2022	16,006,889		$4.99	3.51	$10,510

(1)
Includes (a) 11,446,193 stock options that will vest over a four-year service period, (b) 754,910 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions which became probable of achievement in December 2022, (c) 563,959 stock options that partially vest on date of grant, then over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which were achieved during the year ended December 31, 2022, (d) 37,597 stock options that vest upon the satisfaction of specified performance-based vesting conditions, which were not achieved, and (e) 384,000 stock options that will vest on the one-year anniversary of the date of grant.
(2)
The 18,873,715 outstanding unvested stock options includes (a) 15,882,029 that will continue to vest over a one to four-year service period, (b) 1,617,399 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company's publicly traded shares, (d) 673,534 stock options that will vest immediately upon the satisfaction of specified performance-based vesting conditions, which are considered probable of achievement, (e) 216,756 stock options that will continue to vest over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which were achieved during the year ended December 31, 2022, and (f) 384,000 stock options that will vest on the one-year anniversary of the date of grant.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2022 and 2021, the assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2022	2021
Weighted average expected term in years	5.89	4.16
Weighted average expected stock price volatility	71.7%	80.0%
Risk-free interest rate	1.46% - 4.31%	(0.76)%-1.33%
Expected dividend yield	0%	0%

For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $37.1 million and $41.3 million, respectively.

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $71.6 million, which is expected to be recognized over a weighted average period of 1.85 years.

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

The Partnership acquired 7,281,376 shares of atai common stock (“HSOP Shares”) pursuant to the HSOP Plan. HSOP Options that are canceled or forfeited without having been fully exercised will be available for future awards. As of December 31, 2022, 257,419 HSOP Options were available for future grants under the HSOP Plan.

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

The HSOP Shares issued under the HSOP Plan to the Partnership are indirectly owned by HSOP Participants (being the holders of HSOP Options) via their interest in the Partnership. However, each HSOP Participant signed a nonrevocable power of attorney ceding virtually all rights and decisions, including their rights as shareholders to the Managing Partner (as defined in the Partnership agreement) of the Partnership. HSOP Participants have a forfeitable right to distributions until the HSOP Options vest, at which time the right becomes nonforfeitable. Accordingly, the HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes. Therefore, the Company accounted for the Nominal Upfront Payment as an in-substance early exercise provision under ASC 718 as the nominal amount is deducted from the exercise price upon exercise. As of December 31, 2022, the $0.5 million Nominal Upfront Payment was recorded as an Other liability on the consolidated balance sheets. The HSOP Options include a provision that requires the HSOP Options holders pay compensation equal to 2% per annum interest on the unpaid exercise price less the €0.06 nominal amount paid upon grant (“Non-recourse Loan”) upon qualifying events (as defined in the Partnership agreement), which occurred on April 23, 2021 currently with the corporate reorganization discussed in Note 1.

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

The following is a summary of stock option activity from December 31, 2021 to December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,046,496	6.64	14.01	$6,961
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	(124,667)	6.63	—	—
Outstanding as of December 31, 2022	6,921,829	$6.64	13.01	$—
Options exercisable as of December 31, 2022	5,983,060	$6.64	13.01

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. As shown above, the Company did not grant any new HSOP options during the year ended December 31, 2022. Thus, the Company did not use the Black Scholes option pricing model to value any new options grants during the year ended December 31, 2022. During the year ended December 31, 2021, the assumptions used in the Black-Scholes option pricing model were as follows:

Year Ended December 31,
2021
Weighted average expected term in years	8.00
Weighted average expected stock price volatility	70.0%
Risk-free interest rate	(0.70)%-(0.65)%
Expected dividend yield	0%

For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $4.5 million and $21.1 million, respectively.

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $3.1 million which is expected to be recognized over a weighted average period of 0.5 years.

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

For the years ended December 31, 2022 and 2021, the Company recorded share-based compensation expense of $0.7 million and $0.9 million, respectively, in relation to subsidiary EIPs. As of December 31, 2022, there was $0.6 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 1.4 years. As of December 31, 2022, the unrecognized stock-based compensation expense from EIP's awards with liquidity-based performance vesting conditions issued to employees and non-employee directors was approximately $7.3 million, which will be recognized in future periods if and when attainment of the performance criteria becomes probable.

Stock-Based Compensation

Stock-based compensation expense is allocated to either Research and development or General and administrative expense on the consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the year ended December 31, 2022, which includes expense related to stock options and restricted stock awards (in thousands):

	Year Ended December 31, 2022
	atai ESOP	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$15,797	$—	$527	$16,324
General and administrative	21,333	4,551	167	$26,051
Total share based compensation expense	$37,130	$4,551	$694	$42,375

The following table summarizes the total stock-based compensation expense by function for the year ended December 31, 2021, which includes expense related to stock options and restricted stock awards (in thousands):

	Year Ended December 31, 2021
	atai ESOP	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$18,676	$—	$662	$19,339
General and administrative	22,667	21,102	255	$44,023
Total share based compensation expense	$41,343	$21,102	$917	$63,362

13. Income Taxes

The component of German and overseas income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,

	2022	2021
Germany	$(55,845)	$(89,061)
International	(79,337)	(47,540)
Total loss before income taxes and loss from equity method investments	$(135,182)	$(136,601)

The tax provision (benefits) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current income tax provision (benefit):
Germany	$—	$—
International	1,155	1,117
Total current income tax provision:	$1,155	$1,117
Deferred income tax provision (benefit):
Germany	$—	$—
International	5,074	(5,106)
Total deferred income tax provision:	5,074	(5,106)
Total income tax provision:	$6,229	$(3,989)

The international current tax provision for December 31, 2022 and 2021 is primarily comprised of corporate income taxes incurred in the United States, United Kingdom and Australia.

A reconciliation of the statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Loss before income taxes:
Germany	$(55,845)	$(89,061)
International	(79,337)	(47,540)
Total loss before income taxes:	(135,182)	(136,601)
German statutory rate	30.18%	30.18%
Expected income tax expense (benefit)	(40,791)	(41,220)
US state income taxes, net of US federal tax benefit	$(6,509)	$132
International tax rate differential	7,276	4,222
IPR&D charges and acquisition adjustments	—	3,251
Effect of Australian R&D tax credit incentives	(338)	(3)
Fair value adjustments	(109)	2,934
Effect of consolidation and deconsolidation of subsidiaries	(1,394)	—
Effect of statutory to US GAAP accounting adjustments	98	(10,409)
Compensation Expenses not deductible under IRC Section 162(m)	411	1,690
Expenses not deductible for tax purposes	(324)	612
Effect of share-based compensation expense	216	192
Other	758	(657)
Change in German and International valuation allowance	46,935	35,267
Total income tax expense	$6,229	$(3,989)
Effective income tax rate:	-4.61%	2.92%

The Company is headquartered in Berlin, Germany and has subsidiaries in the United States, Australia, the United Kingdom, and Singapore as well as minority investments in Canada, Germany, and the United Kingdom. The Company incurred tax losses in most jurisdictions, however, generated taxable profits in certain United States subsidiaries, United Kingdom, and Australian subsidiaries. The weighted-average combined German corporate income tax rate for the year ended December 31, 2022 and 2021 was 30.18% (inclusive a corporate income tax rate of 15.83% and trade tax rate of 14.35%). The weighted-average United States corporate income tax rate for year ended December 31, 2022 and 2021 was 21.00%. The weighted-average Australia corporate income tax rate for the year ended December 31, 2022 and 2021 was 27.50%. The weighted-average United Kingdom corporate income tax rate for the year ended December 31, 2022 and 2021 was 19.00%. The Singapore corporate income tax rate for the year ended December 31, 2022 was 17.0%.

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

Significant components of deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
German tax loss carryforward	$45,560	$31,149
International tax loss carryforward	10,585	8,618
Fixed and Intangible assets	-	66
Share compensation	31,078	17,231
Capitalized research and experimentation expenses	11,975	-
Other deductible timing differences	1,864	829
Total deferred tax assets, gross	101,062	57,893
Valuation allowance	(95,678)	(49,442)
Total deferred tax assets, net	$5,384	$8,451
Deferred tax liabilities:
Fixed and intangible assets	$(908)	$(17)
Unrealized foreign exchange	$(4,472)	$(3,326)
Outside basis differences in equity and other investments	(4)	(2)
Total deferred tax liabilities	(5,384)	(3,345)
Total deferred tax asset	$—	$5,106

The valuation allowance provided against net deferred tax assets as of December 31, 2022 and 2021 was $95.7 million and $49.4 million, respectively. The valuation allowance recorded at both periods was primarily related to German and international tax loss carryforwards, capitalized research and experimental costs, and stock-based compensation timing differences that, in the judgement of management, are not more-likely-than-not, to be realized. In 2022, a valuation allowance was provided against net deferred tax assets recognized with regard to certain subsidiaries in the United States and United Kingdom where in the judgement of management, are not more-likely-than-not to be realized as a result of a change in tax and finance policies.

As relevant to certain United States subsidiaries, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize certain research and experimental (“R&D”) expenditures under Internal Revenue Code ("IRC") Section 174 for tax years beginning after December 31, 2021 resulting in the capitalization of certain R&D costs within the Company's tax provision in 2022. IRC Section 174 costs attributable to R&D performed in the United States and outside of the United States is amortizable over 5 years and 15 years, respectively.

In assessing the realizability of deferred tax assets, management regularly considers whether it is more-likely-than-not that some or all of the recorded deferred tax assets will be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. Additionally, deferred tax assets with respect to tax losses in the United States may be subject to limitation as a result of ownership changes within the meaning of Section 382 of the IRC. Management considers the Company’s limited history and historical tax losses, future projected taxable income, including the character and jurisdiction of such income, the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), and tax-planning strategies in making this assessment. In the event that there is a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.

The Company has limited prior earnings history and, due to the early stages of its development and research activities, is expected to generate losses for the next several years and cannot accurately estimate future profit projections beyond such time. As such, management believes that it is more likely than not that the Company will not realize the benefits of such tax loss carryforwards and deductible differences.

As of December 31, 2022 and 2021 the Company did not have any significant unremitted earnings in its foreign subsidiaries

The Company’s gross tax loss carryforward for tax return purposes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Germany tax losses	$150,991	$103,232
International tax losses	41,908	31,875
Total	$192,899	$135,107

The Company's tax loss carryforwards have an indefinite carryforward period, however, for tax years 2021 and beyond, in the United States, utilization of certain tax losses may not exceed 80% of United States taxable income in any one year, computed without regard a deduction for tax losses utilized.

The Company's 2018 through 2021 tax returns are currently open to audit and have not been subject to audit in any prior year by any tax authority.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(157,417)	$(174,244)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(5,032)	(6,436)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(152,385)	$(167,808)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	155,719,585	138,265,859
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.98)	$(1.21)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of December 31,
	2022	2021
Options to purchase common stock	34,880,604	26,687,820
HSOP options to purchase common stock	6,921,829	7,179,248
2018 Convertible Promissory Notes - Related Parties (Note 10)	6,201,824	10,521,824
	48,004,257	44,388,892

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

Leases

In May 2022 the Company entered into a five year lease arrangement that has not yet commenced. The Company expects the lease to commence during the first half of 2023. This lease will require lease payments over the term of approximately $1.8 million.

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

For the year ended December 31, 2022, there were no additional milestones achieved under the Otsuka Agreement. For the year ended December 31, 2021, there were no additional milestones achieved under the Otsuka Agreement, except for the upfront transfer of the license. During the year ended December 31, 2021, the Company satisfied the performance obligation related to the license upon delivery of the license and recognized the amount of $19.7 million allocated to the license as license revenue. Additionally, the Company recognized revenues of $0.2 million and $0.6 million related to certain research and development services during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the remaining balance of deferred revenue related to the Otsuka Agreement was immaterial.

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

During the years ended December 31, 2022 and 2021, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the years ended December 31, 2022 and 2021, respectively, the Company made no material payments pursuant to the Allergan License Agreement.

Columbia Stock Purchase and License Agreement

In June 2020, Kures entered into a license agreement (the “License Agreement”) with Trustees of Columbia University (“Columbia”), pursuant to which, Kures obtained an exclusive license under certain patents and technical information to discover, develop, manufacture, use and commercialize such patents or other products in all uses and applications (“Columbia IP”). In addition, in consideration for the rights to the Columbia IP, Kures entered into a Stock Purchase Agreement (the “SPA”) with Columbia in contemplation of the License Agreement. Pursuant to the SPA, Kures issued to Columbia certain shares of the Kures’ capital stock, representing 5.0% of Kures common stock on a fully diluted basis. Furthermore, the SPA provided that from time to time, Kures shall issue to Columbia additional shares of Kures’ common stock, at a per share price equal to the then fair market value of each such share, which price shall be deemed to have been paid in partial consideration for the execution, delivery and performance by Columbia of the License Agreement, such that the common stock held by Columbia shall equal to 5.0% of the common stock on a fully diluted basis, at all times up to and through the achievement of certain funding threshold.

In April 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, the Company issued certain anti-dilution common stock to Columbia worth $0.3 million. The Company expensed the cost incurred for acquiring license as research & development expense at inception. Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional share was also expensed as research & development expense during the year ended December 31, 2022. During the years ended December 31, 2022 and 2021, the Company recognized $0.4 million and $0, respectively, of in-process research & development expense in connection with the SPA and the License Agreement.

During the years ended December 31, 2022 and 2021, Kures made no material payments in connection with the Columbia agreement.

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

During the years ended December 31, 2022 and 2021, Psyber made no material payments pursuant to the Accelerate License agreement.

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

In December 2022, the Company executed an amendment to the Invyxis ESLA, which reduced the upfront deposit from $1.1 million to $0.5 million. As such, the remaining $0.6 million was applied against research and development expense incurred. The Company will expense the remaining deposit as the services are performed as a component of research and development expense in the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded $2.8 million as research and development expense. The Company did not record a material amount of research & development expense for the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, Invyxis made no other service fee payments to Dalriada.

17. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for atai’s common stock of equivalent value. Apeiron is the family office of the Company’s founder who owns 19.7% and 18.0% of the outstanding common stock in the Company as of December 31, 2022 and December 31, 2021, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.5% and 6.7% of the outstanding common stock in the Company as of December 31, 2022 and December 31, 2021, respectively.

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

As a result of the Consulting Agreement, for the years ended December 31 2022, and 2021, the Company recorded $0.7 million and $0.6 million, respectively, of stock-based compensation included in general and administrative expense in its consolidated statement of operations.

For the year ended December 31, 2022, the Company recorded $0.6 million of stock-based compensation included in general and administrative expense in its consolidated statement of operations related to Mr. Angermayer's service as Chairman of the supervisory board. For the year ended December 31, 2021, the Company recorded an immaterial amount of general and administrative expense in its consolidated statement of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

18. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.5 million of related compensation expense for the year ended December 31, 2022. The Company recognized an immaterial amount of compensation expense for the year ended December 31, 2021.

19. Subsequent Events

Loan to IntelGenx

In January 2023, the Company loaned IntelGenx $3.0 million pursuant to the IntelGenx Loan Agreement. See Note 6 for additional discussion.

Reorganization

In February 2023, the Company announced a plan to simplify its organizational design, which included a reduction in force of approximately 30% of the Company’s global workforce. The reduction in force is expected to be substantially completed by March 31, 2023.

Lease Commencement

In February 2023, the Company commenced a new lease in Berlin, Germany. This lease will require monthly lease payments over the five year term of approximately $1.8 million.

Hercules Term Loan Amendment

In March 2023, the Company executed an amendment to the Hercules Loan Agreement. Pursuant to the amendment, the Tranche 1B Expiration Date is May 1, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Material Weaknesses Previously Identified and Remediated

As previously disclosed, our management identified deficiencies in our internal control over financial reporting that constituted material weaknesses as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that were previously identified were related to the design of internal controls as follows: (1) the lack of a sufficient number of trained professionals with the expertise to design, implement and execute a formal risk assessment process and formal accounting policies, procedures and controls over accounting and financial reporting to ensure the timely recording, review, and reconciliation of financial transactions while maintaining a segregation of duties; (2) the lack of formal processes and controls specific to the identification and recording of expense transactions, including stock-based compensation, completely and accurately, and in the appropriate period; and (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate and account for complex transactions and review valuation reports prepared by external specialists. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process.

Remediation of Previously Identified Material Weaknesses

Subsequent to the identification of the material weaknesses, management implemented our previously disclosed remediation plan designed to remediate the material weaknesses and to enhance our overall control environment. Our remediation plan included, but was not limited to, the following measures:

•
Engaged consultants to assist management in designing and implementing a formal risk assessment process.
•
Formalized our accounting and financial reporting policies and the related procedures and designed and implemented controls over the timely recording, review, and reconciliation of financial transactions, including expense and stock-based compensation transactions.
•
Hired additional qualified accounting personnel and implemented accounting systems to support our policies, procedures and controls, while maintaining segregation of duties amongst accounting personnel.
•
Designed and implemented controls over the recording and review of technical accounting matters, application of new accounting standards, tax matters, and valuations, and engaged third parties subject to our oversight and review, as needed.

Management has completed its documentation, testing and evaluation of the enhanced controls and determined that, as of December 31, 2022, our controls have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, we finalized the implementation and operation of our internal controls over financial reporting to remediate the previously identified material weaknesses, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

We have adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted in the "Investors" section of our website under "Corporate Governance," which is located at https://ir.atai.life. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence. The information contained on our website is not incorporated by reference into this Form 10-K. We granted no waivers under our code of conduct in 2022.

Information About Our Directors & Executive Officers

The following table provides information regarding our executive officers and members of our supervisory board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position at atai	Principal Employment
Florian Brand	36	Co-Founder and Chief Executive Officer	Same
Srinivas Rao, Ph.D.	54	Co-Founder and Chief Scientific Officer	Same
Rolando Gutiérrez-Esteinou, M.D.	62	Chief Medical Officer	Same
Stephen Bardin	33	Chief Financial Officer	Same
Sahil Kirpekar	38	Chief Business Officer	Same
Christian Angermayer	46	Founder and Chairman	Founder of Apeiron Investment Group
Michael Auerbach	47	Supervisory Director	Founder of Subversive Capital
Jason Camm	34	Supervisory Director	Managing Director and Chief Medical Officer at Thiel Capital
Sabrina Martucci Johnson	56	Supervisory Director	Founder and Chief Executive Officer of Daré Bioscience, Inc.
Amir Kalali, M.D.	57	Supervisory Director	Professor of Psychiatry at the University of California San Diego
Andrea Heslin Smiley	55	Supervisory Director	President and Chief Executive Officer of VMS BioMarketing

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

1.1	Open Market Sale Agreement, dated as of November 10, 2022, between ATAI Life Sciences N.V. and Jefferies LLC	8-K	001-40493	1.1	11/10/2022

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

4.1	Form of Share Issue Deed	S-1/A	333- 255383	3.4	6/11/2021

4.2	Description of Securities					*

10.1#	Service Agreement, dated June 5, 2019, between the Registrant and Florian Brand, as amended by agreement dated June 10, 2021	S-1/A	333- 255383	10.1	6/11/2021

10.2#	Amended and Restated Employment Agreement, dated June 9, 2021, between ATAI Life Sciences US, Inc. and Srinivas Rao	S-1/A	333- 255383	10.3	6/11/2021

10.3#	Amended and Restated Employment Agreement, dated June 9, 2021, between Rolando Gutiérrez Esteinou and ATAI Life Sciences US, Inc.	S-1/A	333- 255383	10.25	6/11/2021

10.4#	Form of Indemnification Agreement between ATAI Life Sciences N.V. and members of the Supervisory Board or Management	S-1/A	333- 255383	10.4	6/11/2021

10.5#	Employment Agreement, dated November 8, 2022, by and between Stephen Bardin and atai Life Sciences AG	10-Q	001-40493	10.2	11/10/2022

10.6#	Atai Life Sciences N.V. 2021 Incentive Award Plan	S-1/A	333- 255383	10.5	6/11/2021

10.7#	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.17	6/11/2021

10.8#	Form of Restricted Stock Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.18	6/11/2021

10.9#	Form of Restricted Stock Unit Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.19	6/11/2021

10.10#	2020 Employee, Director, and Consultant Equity Incentive Plan	S-1/A	333- 255383	10.20	6/11/2021

10.11#	Form of Stock Option Agreement under 2020 Employee, Director and Consultant Equity Incentive Plan	S-1/A	333- 255383	10.21	6/11/2021

10.12#	Remuneration Policy for the Board of Supervisory Directors of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.23	6/11/2021

10.13#	Remuneration policy for the Board of Managing Directors of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.24	6/11/2021

10.14†	Stock Purchase Agreement, dated as of November 5, 2018, by and between ATAI US 2, Inc. and Jonathan Sporn	S-1	333-255383	10.7	4/20/2021

10.15†	License Agreement, dated as of August 14, 2017, between National University Corporation Chiba University and Perception Neurosciences, Inc., as amended by Amendment No. 1, dated as of August 7, 2018, the Second Amendment, dated as of March 17, 2020, and Amendment No. 3, dated as of March 5, 2021.	S-1	333-255383	10.8	4/20/2021

10.16†	Stock Purchase Agreement, dated as of June 8, 2020, between The Trustees of Columbia University in the City of New York and Kures, Inc.	S-1	333-255383	10.9	4/20/2021

10.17†	Exclusive License Agreement, dated as of June 8, 2020, between the Trustees of Columbia University in the City of New York and Kures, Inc.	S-1	333-255383	10.10	4/20/2021

10.18†	Preferred Stock Purchase Agreement, dated as of August 29, 2019, between GABA Therapeutics, Inc. and ATAI Life Sciences AG, as amended by the Omnibus Amendment, dated as of October 30, 2020	S-1	333-255383	10.11	4/20/2021

10.19†	Series A Preferred Stock Purchase Agreement, dated as of December 27, 2019, among DemeRx IB, Inc., ATAI Life Sciences AG and DemeRx, Inc.	S-1	333-255383	10.13	4/20/2021

10.20†	Series A Preferred Stock Purchase Agreement, dated as of November 6, 2020, between FSV7, Inc. and ATAI Life Sciences AG	S-1/A	333-255383	10.13	5/27/2021

10.21†	Amended and Restated License Agreement, dated as of February 21, 2020, between Allergan Sales, LLC and FSV7, LLC	S-1	333-255383	10.14	4/20/2021

10.22#†	Consultancy Agreement, dated as of January 16, 2021, between ATAI Life Sciences AG and Christian Angermayer	S-1	333-255383	10.15	4/20/2021

10.23†	License and Collaboration Agreement, dated as of March 11, 2021, between Perception Neuroscience, Inc. and Otsuka Pharmaceutical Co., Ltd.	S-1/A	333-255383	10.16	5/27/2021

10.24	Partnership Agreement of ATAI Life Sciences HSOP GbR, dated August 21, 2020	S-1/A	333-255383	10.22	6/11/2021

10.25	Amendment to Preferred Stock Purchase Agreement, dated as of May 15, 2021, by and among ATAI Life Sciences AG, GABA Therapeutics, LLC and GABA Therapeutics, Inc.	S-1/A	333-255383	10.26	6/4/2021

10.26†	Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated August 9, 2022	10-Q	001-40493	10.1	8/15/2022

10.27

First Amendment to Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated March 13, 2022

						*

10.28†	Amendment to Series A Preferred Stock Purchase Agreement, dated as of May 25, 2021, by and among ATAI Life Sciences AG and FSV7, Inc.					*

10.29†	Second Amendment to Series A Preferred Stock Purchase Agreement, dated as of September 17, 2021, by and among ATAI Life Sciences AG and Recognify Life Sciences Inc., f/k/a FSV7, Inc.					*

10.30†	Omnibus Amendment to Series A Preferred Stock Purchase Agreement, dated as of October 5, 2022, by and among ATAI Life Sciences AG and Recognify Life Sciences, Inc., f/k/a FSV7, Inc.					*

21.1	List of Subsidiaries					*

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm					*

23.2	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)	*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	**

99.1^

Separate Consolidated Financial Statements of COMPASS Pathways plc, as of December 31, 2022 and 2021 and for each of the three years ended December 31, 2022, 2021 and 2020, filed pursuant to Regulation S-X Rule 3-09.

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

* Filed herewith.

** Furnished herewith.

^ The audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and related notes thereto of COMPASS Pathways plc and its subsidiaries (“COMPASS”), prepared by COMPASS and audited by its independent registered public accounting firm, are included as Exhibit 99.1 to this Form 10-K and are incorporated by reference herein. We are required to include the COMPASS financial statements in this Form 10-K due to COMPASS meeting certain tests of significance under Rule 3-09 of Regulation S-X. The management of COMPASS is solely responsible for the form and content of the COMPASS financial statements.

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

ATAI LIFE SCIENCES N.V.

Date: March 24, 2023	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Florian Brand	Chief Executive Officer and Managing Director (Principal Executive Officer)	March 24, 2023
Florian Brand
/s/ Stephen Bardin	Chief Financial Officer and Managing Director (Principal Financial Officer and Principal Accounting Officer)	March 24, 2023
Stephen Bardin
/s/ Christian Angermayer	Chairman of the Supervisory Board	March 24, 2023
Christian Angermayer
/s/ Michael Auerbach	Supervisory Director	March 24, 2023
Michael Auerbach
/s/ Jason Camm	Supervisory Director	March 24, 2023
Jason Camm
/s/ Sabrina Martucci Johnson	Supervisory Director	March 24, 2023
Sabrina Martucci Johnson
/s/ Amir Kalali	Supervisory Director	March 24, 2023
Amir Kalali
/s/ Andrea Heslin Smiley	Supervisory Director	March 24, 2023
Andrea Heslin Smiley