Form 10-Q
period 2023-03-31
ATAI Life Sciences N.V.
filed 2023-05-11
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

n

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

As of May 1, 2023, the registrant had 166,010,476 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). AAll statements contained in this Quarterly Report other than statements of historical fact should be considered forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, partnerships and other strategic arrangements; the sufficiency of our cash and cash equivalents and short-term investments to fund our operations; available funding under the Hercules Capital, Inc. loan facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product development efforts; our limited operating history may make it difficult to evaluate the success of our business and to assess our future viability; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; as a result of covenants to our loan agreement with Hercules Capital, Inc., our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Form 10-K for the year ended December 31, 2022 (the "Form 10-K") as further updated in this Quarterly Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and elsewhere in our filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

We may announce material business and financial information to our investors using our investor relations website at ir.atai.life. We therefore encourage investors and others interested in atai to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$185,885	$190,613
Securities carried at fair value	63,998	82,496
Prepaid expenses and other current assets	9,199	14,036
Short term notes receivable - related parties, net	8,851	—
Total current assets	267,933	287,145
Property and equipment, net	1,114	928
Operating lease right-of-use asset, net	1,489	226
Other investments	5,846	6,755
Long term notes receivable - related parties, net	1,155	7,262
Other assets	3,180	3,125
Total assets	$280,717	$305,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	4,915	2,399
Accrued liabilities	13,819	17,306
Current portion of lease liability	317	180
Other current liabilities	902	12
Total current liabilities	19,953	19,897
Non-current portion of contingent consideration liability - related parties	918	953
Non-current portion of lease liability	1,185	44
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	422	415
Long-term debt, net	14,783	14,702
Other liabilities	2,816	3,664
Total liabilities	$40,077	$39,675
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at March 31, 2023 and December 31, 2022, respectively); 750,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 166,010,476 and 165,935,914 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	18,571	18,562
Additional paid-in capital	782,926	774,092
Share subscription receivable	—	(24)
Accumulated other comprehensive loss	(20,823)	(21,702)
Accumulated deficit	(543,849)	(510,188)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	236,825	260,740
Noncontrolling interests	3,815	5,026
Total stockholders’ equity	240,640	265,766
Total liabilities and stockholders’ equity	$280,717	$305,441

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
License revenue	$37	$—
Operating expenses:
Research and development	19,281	15,460
General and administrative	13,970	17,982
Total operating expenses	33,251	33,442
Loss from operations	(33,214)	(33,442)
Other income (expense), net:
Interest income	275	98
Interest expense	(622)	—
Change in fair value of contingent consideration liability - related parties	35	—
Change in fair value of securities carried at fair value	964	(740)
Foreign exchange gain (loss), net	(837)	2,163
Other income	243	—
Total other income (expense), net	58	1,521
Loss before income taxes	(33,156)	(31,921)
Provision for income taxes	(165)	(41)
Losses from investments in equity method investees, net of tax	(1,033)	(5,596)
Net loss	(34,354)	(37,558)
Net loss attributable to noncontrolling interests	(1,219)	(689)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(33,135)	$(36,869)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.21)	$(0.24)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	155,792,490	153,529,268

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(34,354)	$(37,558)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	879	(4,373)
Comprehensive loss:	$(33,475)	$(41,931)
Comprehensive loss attributable to noncontrolling interests	(1,219)	(689)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	8	(11)
Comprehensive loss attributable to noncontrolling interests	(1,211)	(700)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(32,264)	$(41,231)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

(unaudited)

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Stock-based compensation expense	—	—	8,662	—	—	—	8,662	—	8,662
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Foreign currency translation adjustment, net of tax	—	—	—	—	879	—	879	8	887
Net loss	—	—	—	—	—	(33,135)	(33,135)	(1,219)	(34,354)
Balances at March 31, 2023	166,010,476	$18,571	$782,926	$—	$(20,823)	$(543,849)	$236,825	$3,815	$240,640

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2021	160,677,001	$18,002	$725,045	$—	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Issuance of shares upon exercise of stock options	42,827	5	127	—	—	—	132	—	132
Stock-based compensation expense	—	—	10,208	—	—	—	10,208	—	10,208
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,373)	—	(4,373)	(11)	(4,384)
Net loss	—	—	—	—	—	(36,869)	(36,869)	(689)	(37,558)
Balances at March 31, 2022	160,719,828	$18,007	$735,380	$—	$(12,709)	$(394,672)	$346,006	$8,351	$354,357

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(34,354)	$(37,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	65	60
Change in right-of-use asset	102	—
Amortization of debt discount	82	—
Change in fair value of contingent consideration liability—related parties	(35)	—
Change in fair value of securities carried at fair value	(964)	740
Losses from investments in equity method investees	1,033	5,596
Stock-based compensation expense	8,662	10,208
Unrealized foreign exchange (gains) losses	832	(1,519)
Other	(194)	(60)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,873	(1,289)
Accounts payable	2,476	(1,886)
Accrued liabilities	(3,689)	1,722
Net cash used in operating activities	(21,111)	(23,986)
Cash flows from investing activities
Purchases of property and equipment	(280)	(56)
Capitalized internal-use software development costs	(163)	—
Cash paid for securities carried at fair value	—	(211,680)
Proceeds from sale and maturities of securities carried at fair value	19,461	—
Loans to related parties	(3,000)	(3,000)
Net cash provided by investing activities	16,018	(214,736)
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	206	132
Net cash provided by financing activities	206	132
Effect of foreign exchange rate changes on cash	159	299
Net increase (decrease) in cash and cash equivalents	(4,728)	(238,291)
Cash and cash equivalents – beginning of the period	190,613	362,266
Cash and cash equivalents – end of the period	$185,885	$123,975
Supplemental disclosures:
Cash paid for interest	$452	$—
Supplemental disclosures of non cash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$1,356	$245

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

In contemplation of the consummation of atai’s initial public offering (“IPO”) of common shares, atai undertook a corporate reorganization (the “Corporate Reorganization”). The Corporate Reorganization consisted of several steps as described below:

•
Exchange of ATAI Life Sciences AG Securities for ATAI Life Sciences B.V. Common Shares and Share Split: In April 2021, the existing shareholders of ATAI Life Sciences AG each became a party to a separate notarial deed of issue under Dutch law and (i) subscribed for new common shares in ATAI Life Sciences B.V. and (ii) transferred their respective shares in ATAI Life Sciences AG, on a 1 to 10 basis (the “Exchange Ratio”), to ATAI Life Sciences B.V. as a contribution in kind on the common shares in ATAI Life Sciences B.V. As a result of the issuance of common shares in ATAI Life Sciences B.V. to the shareholders of ATAI Life Sciences AG and the contribution and transfer of their respective shares in ATAI Life Sciences AG to ATAI Life Sciences B.V., ATAI Life Sciences AG became a wholly owned subsidiary of ATAI Life Sciences B.V. No shareholder rights or preferences changed as a result of the share for share exchange. In connection with such exchange, the common share in ATAI Life Sciences B.V. held by Apeiron was cancelled. In June 2021, shares of ATAI Life Sciences B.V. were split applying a ratio of 1.6 to one, and the nominal value of the shares was reduced to €0.10, pursuant to a shareholders’ resolution and amendment to the articles of association.
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

In June 2021, atai closed the IPO of its common shares on the Nasdaq Stock Market ("Nasdaq"). As part of the IPO, the Company issued and sold 17,250,000 shares of its common shares, which included 2,250,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The Company received net proceeds of approximately $231.6 million from the IPO, after deducting underwriters’ discounts and commissions of $18.1 million and offering costs of $9.0 million.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has continued to present global public health and economic challenges during the three months ended March 31, 2023. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, the Company has not experienced material financial impacts on its business and operations as a result. The Company continues to monitor the impact of the COVID-19 pandemic on its employees and business and has undertaken business continuity measures to mitigate potential disruption to its operations.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2023, the Company had cash and cash equivalents of $185.9 million, short-term securities of $64.0 million and its accumulated deficit was $543.8 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the condensed consolidated financial statements are issued.

2. Basis of Presentation, Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and follow the requirements of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 24, 2023.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Consolidation

The Company's condensed consolidated financial statements include the accounts of atai and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

The Company's policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, entities that meet the definition of a variable interest entity (“VIE”) for which atai is the primary beneficiary are consolidated. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Company's condensed consolidated balance sheets and condensed consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in the Company's condensed consolidated statements of operations.

In situations in which atai has significant influence, but not control, of an entity that does not qualify as a VIE, the Company applies the cost and equity method of accounting, with its portion of net losses recorded in Losses from investments in equity method investees, net of tax in the Company's condensed consolidated statements of operations.

Significant Accounting Policies

During the three months ended March 31, 2023, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 except as described below.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of the Company’s investment in Intelgenx Technologies Corp. (“IntelGenx”), securities carried at fair value, contingent consideration liability—related parties, in-process research and development assets (“IPRD”) and noncontrolling interests recognized in acquisitions, the valuation of share-based awards, and accruals for research and development costs.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds, and at times in excess of federally insured limits.

Investment Securities Portfolio

The following table sets forth the fair value of atai's available-for-sale securities portfolio at the dates indicated:

	Fair Value
	March 31, 2023	December 31, 2022
Money Market Funds	$82,797	$72,334
Commercial Paper	—	5,958
Corporate Notes/Bonds	4,877	17,719
U.S. Government Agencies	59,121	58,819
	$146,795	$154,830

In January 2022, the Company invested in a certain investment portfolio, which is comprised of Money Market Funds, U.S. Treasury securities, Commercial Paper, Corporate Notes/Bonds, and U.S. government agencies securities. The Company classified securities in the investment portfolio as available-for-sale securities. Furthermore, the Company elected the fair value option for the available-for-sale securities in the investment portfolio (see Note 7). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument-by-instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of securities carried at fair value on the Condensed Consolidated Statements of Operations and the amortized cost of investments approximates their fair value. The Company's securities in the investment portfolio will mature within two years.

Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company’s contingent consideration liability—related parties, IntelGenx Initial Warrants and IntelGenx Additional Units Warrant are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (See Note 7). The IntelGenx common stock and securities carried at fair value are determined according to Level 2 inputs in the fair value hierarchy above. The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values, due to their short-term nature.

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties (“2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common shares into which the notes are to be converted. As of March 31, 2023, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $7.2 million, respectively. As of December 31, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $13.1 million, respectively. In 2022, several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into the Company's common shares. See Note 11 for additional discussion.

Fair Value Option

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in common shares of IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under Other investments held at fair value in the Company's condensed consolidated balance sheets and changes in fair value are recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The carrying value of the investment remained at zero as of March 31, 2023 and December 31, 2022, respectively.

Furthermore, as noted above the Company also elected the fair value option for its investment securities portfolio.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02 Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of Topic 842 requires lessees to recognize on the condensed consolidated balance sheets a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. The lease liability is measured at the present value of the unpaid lease payments and the right-of-use asset is derived from the calculation of the lease liability. Topic 842 also requires lessees to disclose key information about leasing arrangements. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company beginning after December 15, 2021.

The Company adopted the new standard on January 1, 2022 using the modified transition approach as of the effective date.

The Company elected the “package of three practical expedients,” which permitted it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. As a result, the Company has continued to account for existing leases - i.e. leases for which the commencement date is before January 1, 2022 - in accordance with Topic 840 throughout the entire lease term, including periods after the effective date, with the exception that the Company applied the new balance sheet recognition guidance for operating leases and applied Topic 842 for remeasurements and modifications after the Transition Date. The Company also elected the hindsight expedient in determining the lease term and assessing impairment of right-of-use assets when transitioning to ASC 842. As a result, the Company evaluated the lease term for its existing leases as of the transition date, January 1, 2022.

The most significant impact of the initial adoption of Topic 842 on the Company’s condensed consolidated financial statements was the recognition of a $0.2 million operating lease right-of-use asset, a $0.1 million current operating lease liability, and a $0.1 million long-term operating lease liability on the Company’s condensed consolidated balance sheets related to its existing facility operating lease. The Company did not have a deferred rent liability recorded in connection with its existing facility operating lease. There was no material impact of the initial adoption to the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, and no cumulative-effect adjustment to accumulated deficit.

In May 2022, the Company entered into a five year lease arrangement that commenced in January 2023 related to our principal executive office located at Wallstraße 16, 10179, Berlin, Germany. This lease will require lease payments over the term of approximately $1.8 million, which is further described in Note 10 of the notes to the Company's unaudited condensed consolidated financial statements. The Company recorded $0.1 million and an immaterial amount of general and administrative expense in its condensed consolidated statement of operations related to lease expense, including short-term lease expense during the three months ended March 31, 2023 and 2022.

ASU 2016-13 Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. This guidance requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only when losses were deemed probable. The new model is applicable to most financial assets and certain other instruments that are not measured at fair value through net income.

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

ASU 2016-13 requires a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which it is effective. On January 1, 2023, the Company adopted this guidance and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition, the new accounting guidance’s adoption resulted in an increase to accumulated deficit of $0.5 million, net of tax attributable to an increase in the allowance for credit losses related to its Short term notes receivable - related parties, net and Long term notes receivable - related parties, net.

Reclassifications

Certain reclassifications were made to prior period amounts in the condensed consolidated financial statements and accompanying notes to conform with current year presentation due to the increase in the balances of the Company's operating right-of-use asset and related lease liability during the period.

3. Dispositions

2022 Dispositions

Neuronasal, Inc.

In October 2020 and March 2021, the Company invested in Neuronasal, Inc. ("Neuronasal") common stock for a cash contribution of $0.3 million and $0.5 million, respectively. In December 2019, October 2020 and May 2021, the Company invested in Neuronasal preferred stock for a cash contribution of $0.5 million, $0.8 million and $1.0 million, respectively. Upon the closing of the purchase on May 17, 2021, the Company obtained a controlling financial interest in Neuronasal. The Company derecognized its other investments in Neuronasal and began to consolidate the operations of Neuronasal into its consolidated financial statements.

In November 2022, the Company finalized and entered into a Redemption, Termination and Release Agreement ("Termination Agreement") with Neuronasal through which atai disposed of its equity interests and residual SPA funding obligations. Pursuant to the Neuronasal Termination Agreement, the Company transferred all of its approximately 56.5% equity interest in Neuronasal in exchange for the redemption consideration in the form of certain warrants. The Termination Agreement entitles the Company to purchase common stock in Neuronasal upon the occurrence of certain contingencies, such as an initial public offering, a qualified financing event, or certain clinical studies. The Company has no further obligations to fund Neuronasal.

As a result of the disposition, the Company ceased having controlling financial interest in Neuronasal and the Company deconsolidated Neuronasal in November 2022 because it determined that it no longer was the primary beneficiary of Neuronsasal as it no longer had the power to direct the significant activities of Neuronasal. Upon the effective termination date, the Company derecognized all of Neuronasal's assets and liabilities from the Company's balance sheet, and recognized a gain of $1.5 million, which was recognized as a component of other income (expense), net in the Company's consolidated statements of operations for the year ended December 31, 2022. The Company determined that the value of the warrants received in connection with the Termination Agreement was de minimis as of the termination date. In connection with the deconsolidation of Neuronasal, the Company concluded that a loan loss had been incurred and the loan assets were impaired accordingly. The Company recognized an impairment of loan receivable of $0.9 million for the year ended December 31, 2022.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s condensed consolidated financial statements from the date of acquisition to March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of March 31, 2023	Relationship as of December 31, 2022	Date Control Obtained	Ownership % March 31, 2023	Ownership % December 31, 2022
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	58.9%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	64.5%
EntheogeniX Biosciences, Inc.	Controlled VIE	Controlled VIE	November 2019	80.0%	80.0%
DemeRx IB, Inc.	Controlled VIE	Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
InnarisBio, Inc.	Controlled VIE	Controlled VIE	March 2021	82.0%	82.0%
TryptageniX Inc.	Controlled VIE	Controlled VIE	December 2021	65.0%	65.0%

As of March 31, 2023 and December 31, 2022, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

In February 2022 and September 2022, pursuant to the business plan as contemplated in the Stockholders Agreement and Subscription for Shares pursuant to the Contribution and Subscription Agreement, atai purchased additional shares of Class A common stock for an aggregate purchase price of $2.2 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to its purchase of the Class A common stock.

In March 2023, pursuant to the business plan as contemplated in the Stockholders Agreement and Subscription for Shares pursuant to the Contribution and Subscription Agreement, atai purchased additional shares of Class A common stock for an aggregate purchase price of $1.0 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to its purchase of the Class A common stock.

As of March 31, 2023 and December 31, 2022, the Company owned 80% of the outstanding common stock of EntheogeniX.

The purchase of additional Class A common stock was deemed to be a reconsideration event. The Company determined that EntheogeniX is still considered a VIE subsequent to the additional Class A common stock purchase as EntheogeniX does not have sufficient equity at risk to carry out its principal activities without additional subordinated financial support.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of March 31, 2023 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	TryptageniX
Assets:
Current assets:
Cash	$5,013	$128	$1,143	$11,145	$6,032	$—	$832	$640	$205
Accounts receivable	227	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	1,035	348	87	105	1,456	66	—	552	2,700
Total current assets	6,275	476	1,230	11,250	7,488	66	832	1,192	2,905
Long term notes receivable	—	—	—	1,062	—	93	—	—	—
Other assets	—	—	—	—	—	—	533	—	—
Total assets	$6,275	$476	$1,230	$12,312	$7,488	$159	$1,365	$1,192	$2,905
Liabilities:
Current liabilities:
Accounts payable	$804	$118	$199	$353	$218	$49	$39	$12	$1
Accrued liabilities	1,771	356	204	341	671	32	46	585	127
Other current liabilities	49	—	—	1	2	—	—	—	—
Total current liabilities	2,624	474	403	695	891	81	85	597	128
Total liabilities	$2,624	$474	$403	$695	$891	$81	$85	$597	$128

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all consolidated VIEs as of December 31, 2022 (in thousands):

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Net loss attributable to noncontrolling interests - common	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(700)	(93)	(426)	(1,219)
Comprehensive loss attributable to noncontrolling interests	6	2	—	8
Balance as of March 31, 2023	$1,037	$360	$2,418	$3,815

	Perception	Kures	Recognify	Total
Balance as of December 31, 2021	$5,232	$—	$3,819	$9,051
Net loss attributable to noncontrolling interests - preferred	(571)	—	(118)	(689)
Comprehensive loss attributable to noncontrolling interests	(11)	—	—	(11)
Balance as of March 31, 2022	$4,650	$—	$3,701	$8,351

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through March 31, 2023. The Company is not the primary beneficiary of Innoplexus, DemeRx NB or IntelGenx as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of Innoplexus, DemeRx NB or IntelGenx that would require consolidation as of March 31, 2023 and December 31, 2022.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of March 31, 2023, the Company’s maximum exposure for its non-consolidated VIEs was $5.8 million relating to the carrying values in Other investments and Other investments held at fair value, $8.9 million relating to the carrying value in Short term notes receivable - related party and $1.2 million relating to the carrying value in Long term notes receivable – related party in the condensed consolidated balance sheets. As of December 31, 2022, the Company’s maximum exposure for its non-consolidated VIEs was $6.8 million relating to the carrying values in its Other investments and $7.2 million relating to the carrying value in Short term notes receivable—related party in the condensed consolidated balance sheets.
5. Equity Method Investments and Other Investments

Equity Method Investments

As of March 31, 2023 and December 31, 2022, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of March 31, 2023			As of December 31, 2022
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc	December 2018	22.4%		—	22.4%		—
GABA Therapeutics, Inc	November 2020	7.5%	(1)	—	7.5%	(1)	—
Total				$—			$—

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

Equity Investment

Through a series of open market transactions between November 23, 2021 and December 7, 2021, the Company purchased an additional 1,490,111 of COMPASS ADSs at an aggregate purchase price of $47.4 million. The additional shares acquired resulted in an increase in the Company’s ownership of COMPASS ADSs to 22.8%. The Company applied the cost accumulation model and recorded its investment at cost. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in COMPASS exceeded the Company’s proportionate share of the underlying net assets in COMPASS. The Company concluded that the basis differences were primarily attributable to COMPASS’s IPR&D associated with COMP360, a psilocybin therapy, for which COMPASS recently completed a Phase IIb clinical trial. As the Company’s investment in COMPASS did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in COMP360 and the associated IPR&D, the basis differences were attributable to the IPR&D with no alternative future use and were immediately expensed at the time of the additional investment. As of March 31, 2023, the Company owned 22.4% of COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $94.9 million as of March 31, 2023.

Upon the completion of the COMPASS IPO and through March 31, 2023, the Company is deemed to continue to have significant influence over COMPASS primarily through its ownership interest in COMPASS’ equity. Following the COMPASS 2022 annual shareholder meeting, the Company no longer has representation on the COMPASS board of directors. However, the Company maintains significant influence through its ownership interest. Accordingly, the Company’s investment in COMPASS’ ADS was accounted for in accordance with the equity method through March 31, 2023.

The carrying value of the Company's investment in COMPASS was reduced to zero as of December 31, 2022 and remained zero as of March 31, 2023 due to IPR&D charges with no alternative future use and the Company recognizing its proportionate share of COMPASS net losses. During the three months ended March 31, 2023 and 2022, the Company recognized its proportionate share of COMPASS’ net loss of $0 million and $4.8 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

Other Investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of March 31, 2023 and December 31, 2022, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
GABA Therapeutics, Inc.	$4,478	$5,387
DemeRx NB, Inc.	1,024	1,024
Juvenescence Limited	344	344
Total	$5,846	$6,755

The Company’s investments in the preferred stock of Innoplexus, GABA, and DemeRx NB are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock. Although the Company’s investment in Juvenescence Limited (“Juvenescence”) is in common stock, it is not able to exercise significant influence over the operating and financial decisions of Juvenescence. The Company concluded that its ownership interests in the above Other Investments do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the Company measured its other investments at cost, less any impairment, plus or minus, if any, observable price changes in orderly transactions for an identical or similar investment of the same issuer.

During the three months ended March 31, 2023 and 2022 there were no observable changes in price recorded related to the Company’s Other Investments.

During the three months ended March 31, 2023 and 2022, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2023 and 2022 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018.

As of December 31, 2020, the Company owned 35.0% of the common stock issued by Innoplexus. The Company had significant influence over Innoplexus through its noncontrolling representation on the investee’s supervisory board. Accordingly, the Company’s investment in Innoplexus’ common stock was accounted for in accordance with the equity method. The Company’s investment in Innoplexus’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Innoplexus’ preferred stock was accounted for under the measurement alternative as discussed below.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.3 million and $2.4 million as of March 31, 2023 and December 31, 2022, which is included in Other liabilities in the Company’s condensed consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of March 31, 2023.

The carrying value of the Company’s investment in Innoplexus was zero as of March 31, 2023 and December 31, 2022.

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

In November 2020 the Company exercised its option to purchase additional shares of common stock of GABA at a price of approximately $1.8 million pursuant to an Omnibus Amendment Agreement under which the Right of First Refusal and Co-Sale Agreement was amended. Pursuant to the amended Right of First Refusal and Co-Sale Agreement, the Company also has the option but not the obligation to purchase additional shares of common stock for up to $2.0 million from the existing common shareholders.

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of March 31, 2023.

Preferred Stock Investment

The Company’s investment in GABA’s preferred stock did not meet the criteria for in-substance common stock. As such, the investment in GABA’s preferred stock is accounted for under the measurement alternative.

In August 2019, GABA and the Company entered into the Preferred Stock Purchase Agreement (the “GABA PSPA”), whereby GABA issued shares of its Series A preferred stock to the Company at a price of approximately $5.5 million. At closing, the Company had an overall ownership interest of over 20% in GABA and a noncontrolling representation on the board.

Pursuant to the GABA PSPA, the Company was obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones. In April 2021, pursuant to the GABA PSPA, the Company purchased additional shares of Series A preferred stock of GABA, for an aggregate cost of $5.0 million based on the achievement of certain development milestones. In May 2021, the Company exercised its option to purchase additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $5.0 million completing its obligation to purchase additional shares. The completion of the Series A Preferred stock purchase in May 2021 was deemed to be a reconsideration event at which point GABA was no longer deemed a VIE as GABA now had sufficient equity at risk to finance its activities through the initial development period without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. While the Company holds greater than 50% of the outstanding equity interest of GABA, the Company does not have the power to control the entity. Concurrent with the exercise of the option, the Company executed a side letter with the other equity holders of GABA agreeing to forego the rights to additional seats on the board of directors, resulting in the Company lacking the ability to control the investee. The Company concluded that it does not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in GABA preferred stock under the measurement alternative per ASC 323. As of March 31, 2023 and December 31, 2022, the investment in GABA’s preferred stock was recorded in Other Investments on the condensed consolidated balance sheets.

In May 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the Amended GABA PSPA”) under which the GABA PSPA was amended and shares of its Series A preferred stock were issued to the Company at a price of approximately $0.6 million. Pursuant to the Amended GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock from GABA for up to $1.5 million with the same price per share as its initial investment upon the achievement of specified contingent clinical development milestones. In September 2022, pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million based on the achievement of certain development milestones. As of March 31, 2023 the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones.

In accordance with the Amended GABA PSPA, the Company also has the option but not the obligation to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. During the three months ended March 31, 2023 and 2022, the Company recognized its proportionate share of GABA’s net loss of $1.0 million and $0.8 million as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

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

Pursuant to the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of DemeRX NB's Series A preferred stock at a purchase price of up to an aggregate of $19.0 million with the same price per share as its initial investment in December 2019. As of March 31, 2023, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB.

Other Investments Held at Fair Value

IntelGenx Technologies Corp.

IntelGenx is a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market. In March 2021, IntelGenx and the Company entered into the Strategic Development Agreement and Purchaser Rights Agreement (“PPA”). In May 2021, IntelGenx and the Company executed a Securities Purchase Agreement (the “IntelGenx SPA”) after obtaining IntelGenx shareholder approval, whereby IntelGenx issued shares of its common stock and warrants to the Company at a price of approximately $12.3 million. Each warrant (the “Initial Warrants”) entitles the Company to purchase one share at a price of $0.35 per share for a period of three years from the closing of the initial investment in March 2021. Pursuant to the IntelGenx SPA, the Company has the right to purchase (in cash, or in certain circumstances, the Company’s equity) additional units for a period of three years from the closing of the initial investment (the “Additional Unit Warrants”). Each Additional Unit Warrant will be comprised of (i) one share of common stock and (ii) one half of one warrant (the “Additional Warrants”). The price for the Additional Unit Warrants will be (i) until the date which is 12 months following the closing and the purchase does not result in the Company owning more than 74,600,000 common shares of IntelGenx, $0.331 (subject to certain exceptions), and (ii) until the date which is 12 months following the closing and the purchase results in the Company owning more than 74,600,000 common shares of IntelGenx or following the date which is 12 months following the closing regardless of the number of shares held by the Company, the lower of (A) a 20% premium to the volume weighted average price of the common share for the thirty trading days immediately preceding the news release of the additional closing, and (B) $0.50 if purchased in the second year following closing or $0.75, if purchased in the third year following closing. Each Additional Warrant will entitle the Company, for a period of three years from the date of issuance, to purchase one share at the lesser of either (i) a 20% premium to the price of the corresponding additional share, or (ii) the price per share under which shares of IntelGenx are issued under convertible instruments that were outstanding on February 16, 2021, provided that the Company may not exercise Additional Warrants to purchase more than the lesser of (x) 44,000,000 common shares of IntelGenx, and (y) the number of common shares issued by IntelGenx under outstanding convertibles held by other investors as of February 16, 2021. Following the initial closing, the Company held a 25% voting interest in IntelGenx. Pursuant to the PPA, the Company is entitled to designate a number of directors to the IntelGenx’s board of directors in the same proportion as the shares of common stock held by the Company to the outstanding of IntelGenx common shares.

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three months ended March 31, 2023 and 2022, research and development expense relating to the Strategic Development Agreement was $0.1 million and $0.6 million, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement.

The Company has significant influence over IntelGenx through ownership interest in IntelGenx’s equity and the Company’s noncontrolling representation on IntelGenx’s board of directors. The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and Additional Units Warrant, (collectively the “Warrants”) are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the condensed consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares and the Warrants as a component of other income (expense), net in the condensed consolidated statements of operations. The carrying amount of the investment was reduced to zero as of December 31, 2021, during the three months ended March 31, 2023, the Company recognized a zero mark-to-market (“MTM”) gain/loss in the condensed consolidated statements of operations. The carrying value of the investment remained at zero as of March 31, 2023 and December 31, 2022, respectively.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	March 31, 2023
	COMPASS	GABA
Current assets	$167,826	$3,119
Non-current assets	5,484	—
Total assets	$173,310	$3,119

Current liabilities	$11,254	$1,296
Non-current liabilities	412	—
Total liabilities	$11,666	$1,296

	December 31, 2022
	COMPASS	GABA
Current assets	$191,651	$3,933
Non-current assets	5,643	—
Total assets	$197,294	$3,933

Current liabilities	$15,596	$1,542
Non-current liabilities	418	—
Total liabilities	$16,014	$1,542

Statements of operations

	Three Months Ended March 31, 2023
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(31,788)	$(1,033)
Net loss	$(24,208)	$(1,033)

	Three Months Ended March 31, 2022
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(25,420)	$(1,606)
Net loss	$(21,171)	$(1,606)

6. Notes Receivable

Short Term Notes Receivable – Related Party, net

Loan to IntelGenx Corp.

In March 2021, the Company and IntelGenx entered into a loan agreement under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million (the “March Term Loan”). Pursuant to the loan agreement, IntelGenx may, by written notice, request an advance up to an additional $0.5 million as an additional term loan if no event of default has occurred as defined in the loan agreement. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan (the “May Term Loan”, and together with the March Term Loan the “Term Loans”). The Term Loans were originally due to mature 120 days following the special shareholder meeting of IntelGenx Tech Corp. to approve an additional investment in IntelGenx Tech Corp. by the Company ("Maturity Date"). In May 2021, the Company amended the loan agreement under which the Maturity Date will be the first business day following the first closing of a subscription for additional units if the proceeds from such subscription amount to at least $3.0 million. The loan bears an annualized interest rate of 8% and such interest is accrued daily. The principal amount of the Term Loans plus any accrued interest shall become due and payable on the Maturity Date. In September 2021, the Company entered into an amended and restated loan agreement, which among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, up to a total of $8.5 million. The additional loan amount of $6.0 million are funded via two separate tranches of $3.0 million each in the beginning of 2022 and 2023 respectively, subject to certain conditions. In addition, the amendment further extended the Maturity Date to January 5, 2024. The first tranche was funded in January 2022 and the second tranche was funded in January 2023.

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

As of March 31, 2023, the Term Loans are recorded in Short term notes receivables – related parties, net on the Company's condensed consolidated balance sheets, which includes the principal balance of the Term Loans, accrued interest and allowance for credit losses. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings of $0.4 million, representing the allowance for credit losses for the Term Loans. During the three months ended March 31, 2023, the Company recorded an immaterial increase to the allowance. For the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and an immaterial amount of interest income associated with the Term Loans. As of March 31, 2023 and December 31, 2022, the Term Loans have an outstanding balance of $9.2 million and $5.5 million.

Long Term Notes Receivable – Related Party, net

Investment in DemeRx Promissory Note—Related Party

In January 2020, DemeRx IB loaned to DemeRx Inc. $1.0 million pursuant to the terms of a Promissory Note (the "DemeRx Note"). Pursuant to the terms of the DemeRx Note, the aggregate principal amount of $1.0 million together with all accrued and unpaid interest and any other amounts payable are due to be paid on the date that is the earlier of (i) 5 years from the initial closing and (ii) the closing of an initial public offering or a deemed liquidation event of DemeRx IB (the “DemeRx Maturity Date”). Pursuant to the terms of the DemeRx Note, DemeRx Inc. may, in its sole discretion pay any amount due under the DemeRx Note, in cash or through cancellation shares of common stock of DemeRx IB, par value $0.0001 per share, of the fair market value of such shares.

The Company recorded the DemeRx Note at cost which included the principal balance of the DemeRx Note and accrued interest in Long term notes receivables - related parties, net on its condensed consolidated balance sheets. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings of $0.1 million, representing the allowance for credit losses for the DemeRx Note. During the three months ended March 31, 2023, the Company recorded an immaterial decrease to the allowance.

For the three months ended March 31, 2023 and 2022, the Company did not recognize any interest income associated with the DemeRx Note. As of March 31, 2023, and December 31, 2022, respectively, the DemeRx Note had an outstanding balance of $1.1 million and $1.1 million, respectively.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements
	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$82,797	$—	$—	$82,797
Investment in securities at fair value:
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	4,877	—	4,877
U.S. Government Agencies	—	59,121	—	59,121
Other investment at fair value	—	—	—	—
	$82,797	$63,998	$—	$146,795
Liabilities:
Contingent consideration liability - related parties	$—	$—	$918	$918
	$—	$—	$918	$918

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$72,334	$—	$—	$72,334
Investment in securities at fair value:
Commercial Paper	—	5,958	—	5,958
Corporate Notes/Bonds	—	17,719	—	17,719
U.S. Government Agencies	—	58,819	—	58,819
Other investment at fair value	—	—	—	—
	$72,334	$82,496	$—	$154,830
Liabilities:
Contingent consideration liability - related parties	$—	$—	$953	$953
	$—	$—	$953	$953

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

The unrealized gains and losses on the available-for-sale securities, represented by change in the fair value of the investment portfolio, is reported in other income (expense), net in the condensed consolidated statements of operations. Since the investment in the available-for-sale securities are already measured at fair value, no separate credit losses would be recorded in the condensed consolidated financial statements.

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
•
the expected first year of revenue, and
•
market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of March 31, 2023 and December 31, 2022, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.6 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		March 31, 2023	December 31, 2022

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	17.2%	13.1%
	Probability of the milestone	10.0% - 21.0%	10.0% - 21.0%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	23.0% - 25.7%	20.0% - 21.1%
	Discount rate for royalties on milestones	15.0% - 17.6%	12.3% - 13.4%
	Probability of success rate	10.1% - 21.0%	10.1% - 21.0%

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.2 million as of March 31, 2023, and December 31, 2022, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

IntelGenx Common Stock, Initial Warrants and Additional Unit Warrants

The Company’s investment in IntelGenx consists of Common Stock, Initial Warrants and Additional Unit Warrants (the Initial Warrants and the Additional Unit Warrants are collectively referred to as the “Warrants”). The Company determined that the Warrants do not meet the definition of a derivative instrument under ASC 815. The Company has classified the Common Stock as Level 2 assets and the Warrants as Level 3 assets in the fair value hierarchy. The Company determined that the initial aggregate fair value was equal to the transaction price and recorded the Common Stock at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. The Warrants are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

The fair value of Common Stock is estimated by applying a discount for lack of marketability (“DLOM”) of 5.0% as of March 31, 2023 and December 31, 2022. The Company estimated a DLOM in connection with the valuation of the Common Stock to reflect the restrictions associated with the Common Stock. As of March 31, 2023 and December 31, 2022, the only restriction that remains is the unregistered nature of the Common Stock. The fair value of Common Stock, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of March 31, 2023 and December 31, 2022.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of March 31, 2023 and December 31, 2022.

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of March 31, 2023 and as of December 31, 2022:

	March 31, 2023	December 31, 2022
Value of Underlying	$0.17	$0.19
Expected Volatility	100%	100%

The fair value of the Additional Unit Warrants is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Additional Unit Warrants are calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Unit Warrants is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Unit Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of March 31, 2023 and December 31, 2022.

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of March 31, 2023 and as of December 31, 2022:

	March 31, 2023	December 31, 2022
Value of Underlying	$0.17	$0.19
Expected Volatility	105%	100%

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

Contingent Consideration Liability - Related Parties
Balance as of December 31, 2022	$953
Initial fair value of instrument	—
Change in fair value	(35)
Extinguishment of liability	—
Balance as of March 31, 2023	$918

Contingent Consideration Liability - Related Parties
Balance as of December 31, 2021	$2,483
Initial fair value of instrument	—
Change in fair value	—
Extinguishment of liability	(50)
Balance as of March 31, 2022	$2,433

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$980	$2,034
Prepaid research and development related expenses	4,642	4,626
Tax receivables	1,595	5,631
Other	1,982	1,745
Total	$9,199	$14,036

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued accounting, legal, and other professional fees	$2,993	$3,566
Accrued external research and development expenses	5,323	5,550
Accrued restructuring costs	708	—
Accrued payroll	2,118	5,260
Taxes payable	1,882	2,224
Other liabilities	795	706
Total	$13,819	$17,306

10. Leases

In February 2016, the FASC issued ASU 2016-02, "Leases" Topic 842, which amends the guidance in former ASC Topic 840, Leases.

Operating lease Right-of-Use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes lease payments made, lease incentives, and initial direct costs incurred, if any.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate, which is based on the information available at commencement date. As of March 31, 2023, the operating lease liabilities reflect a weighted-average discount rate of 12.4%.

Operating Leases

The Company leases certain office space under long-term operating leases that expire at various dates through 2028. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of March 31, 2023 was 4.7 years.

ROU assets and lease liabilities related to the Company's operating leases are as follows (in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Right-of-use assets	Operating lease right-of-use asset, net	$1,489	$226
Current lease liabilities	Current portion of lease liability	317	180
Non-current lease liabilities	Non-current portion of lease liability	1,185	44

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three months ended March 31, 2023 and 2022 (in thousands):

Lease Cost Components	Statement of Operations Classification	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating lease cost	Operating expenses: General and administrative	$135	$47
Short-term lease cost	Operating expenses: General and administrative	92	99
Total lease cost		$227	$146

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2023 (excluding three months ended March 31, 2023)	$359
2024	412
2025	367
2026	367
2027	367
2028	122
Total lease payments	1,994
Less: Imputed interest	(492)
Present value of lease liabilities	$1,502

Supplemental cash flow information related to the Company's operating leases for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76	$46
Right-of-use assets obtained in exchange for new operating lease liabilities	1,356	245

11. Debt

Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Convertible notes issued in October 2020	$422	$415
Total	$422	$415

In November 2018, the Company executed a terms and conditions agreement (the “Convertible Note Agreement”) under which it was authorized to issue up to €1.0 million or $1.2 million in convertible promissory notes to investors. An investor would become a party to the Convertible Note Agreement and would be issued a convertible promissory note by executing and delivering a subscription form. In November 2018 and October 2020, certain investors subscribed to the Convertible Note Agreement and the Company issued convertible promissory notes in the aggregate principal amount of €0.2 million or $0.2 million and €0.8 million or $1.0 million, respectively (collectively, the “2018 Convertible Notes”).

The 2018 Convertible Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each 2018 Convertible Note has a notional value of €1 and is convertible into one share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. The 2018 Convertible Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the 2018 Convertible Notes may no longer be exercised. More information on these notes can be found in Note 10 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.

In connection with the Convertible Note Agreement, the Company issued convertible notes in aggregate principal amounts of €0.5 million or $0.6 million to Apeiron, the family office of the Company’s co-founder, and €0.3 million or $0.4 million to one other shareholder of the Company who is the founder of COMPASS in October 2020.

Conversion of 2018 Convertible Promissory Notes - Related Parties

Upon the Company's 2021 corporate reorganization, atai became the sole shareholder of ATAI Life Sciences AG. In connection with the corporate reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares of ATAI Life Sciences AG to atai and received sixteen shares in atai for every one share of ATAI Life Sciences AG. In 2021 and 2022, several noteholders elected to convert their convertible promissory notes into shares of atai. These investors paid €17.00 per share for an aggregate amount of €5.8 million or $6.9 million and €4.6 million or $4.6 million, respectively in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements, and then exchange such shares in ATAI Life Sciences AG for shares of atai through a transfer and sale arrangement.

The Company accounted for the conversion of the 2018 Convertible Notes as a conversion such that carrying values of these notes were derecognized with an offset to common stock at par of ATAI Life Sciences AG and the excess of the carrying values of these notes over the common stock at par of ATAI Life Sciences AG was recorded as additional paid-in capital. Concurrently, with the conversion of the 2018 Convertible Notes into ATAI Life Sciences AG shares, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of atai through a transfer and sale arrangement. As ATAI Life Sciences AG continued to remain a wholly owned subsidiary of atai, the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition.

Term Loan

Hercules Loan and Security Agreement

In August 2022, the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc. entered into a Loan and Security Agreement (as amended by the Hercules Term Loan Amendment), the “Hercules Loan Agreement”). The Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $15.0 million on the Closing Date (the “Tranche 1A Advance”); (ii) at any time after the Closing Date but on or prior to May 1, 2023 or a date otherwise agreed to by the parties (the “Tranche 1B Expiration Date”), term loan advances in an aggregate principal amount of up to $20.0 million (the “Tranche 1B Advances”); (iii) at any time beginning upon the earlier of (A) the Tranche 1B Expiration Date and (B) the date on which all amounts available to be drawn under the Tranche 1B Advances have been drawn and on or prior to December 15, 2023 (the “Tranche 1C Expiration Date”), term loan advances in an aggregate principal amount of up to $25.0 million (the “Tranche 1C Advances” and together with the Tranche 1A Advance and the Tranche 1B Advances, the “Tranche 1 Advances”); (iv) subject to us achieving certain performance milestones and, beginning upon the earlier of (A) the date on which all amounts available to be drawn under the Tranche 1C Advances have been drawn and (B) the Tranche 1C Expiration Date, on or prior to June 30, 2024, term loan advances in an aggregate principal amount of $15.0 million (the “Tranche 2 Advances”); and (v) subject to approval by the Lenders’ respective investment committees in its discretion, on or prior to March 31, 2025, term loan advances in an aggregate principal amount of up to $100.0 million (the “Tranche 3 Advances”). With the exception of the first $15.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at the Company's election, subject to applicable conditions to draw.

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

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $600.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on ATAI NV and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of March 31, 2023, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's condensed consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income (expense), net in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2023, interest expense included $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$15,000	$15,000
End of the term charge	1,042	1,042
Less: unamortized issuance discount	(258)	(274)
Less: unamortized issuance costs	(106)	(113)
Less: unamortized end of term charge	(895)	(952)
Net carrying amount	14,783	14,702
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$14,783	$14,702

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $15.4 million as of March 31, 2023, and $14.9 million as of December 31, 2022, respectively. The fair value of the debt obligations under the 2022 Term Loan Facility represent Level 3 measurements within the fair value hierarchy.

12. Common Stock

In June 2021, atai closed the IPO of its common shares on Nasdaq. As part of the IPO, the Company issued and sold 17,250,000 common shares, which included 2,250,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The Company received net proceeds of $231.6 million from the IPO, after deducting underwriters’ discounts and commissions of $18.1 million and offering costs of $9.0 million.

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of supervisory directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of March 31, 2023 and December 31, 2022, no cash dividends have been declared or paid.

13. Stock-Based Compensation

atai Equity Incentive Plans

The Company has options and restricted stock units ("RSUs") outstanding under various equity incentive plans, including the 2020 Incentive Plan, 2021 Incentive Plan, and HSOP Plan, which are further described in Note 12 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.

As of March 31, 2023, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of March 31, 2023, 30,508,131 shares were available for future grants under the 2021 Incentive Plan.

As of March 31, 2023, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a five-year or ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2022 to March 31, 2023:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	34,880,604		$5.98	5.71	$10,647
Granted	8,875,628	(1)	1.23	—	—
Exercised	(74,562)		2.44	—	—
Cancelled or forfeited	(1,441,359)		8.03	—	—
Outstanding as of March 31, 2023	42,240,311	(2)	$4.92	6.33	$11,503
Options exercisable as of March 31, 2023	19,093,367		$5.24	3.94	$6,105

(1)
Includes (a) 8,875,628 stock options that will vest over a four-year service period.
(2)
The 23,146,943 outstanding unvested stock options includes (a) 21,051,961 that will continue to vest over a one to four-year service period, (b) 1,416,321 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company's publicly traded shares, (d) 194,661 stock options that will continue to vest over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which were achieved during the year ended December 31, 2022, and (e) 384,000 stock options that will vest on the one-year anniversary of the date of grant.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $0.91. The total intrinsic value of options exercised during the three months ended March 31, 2023, was $0.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the three months ended March 31, 2023 and 2022, the assumptions used in the Black-Scholes option pricing model were as follows:

	March 31,
	2023	2022
Weighted average expected term in years	6.08	5.98
Weighted average expected stock price volatility	86.5%	70.8%
Risk-free interest rate	3.76% - 3.92%	1.46% - 1.88%
Expected dividend yield	0%	0%

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $7.6 million and $8.6 million, respectively.

As of March 31, 2023, total unrecognized compensation cost related to the unvested stock options was $60.6 million, which is expected to be recognized over a weighted average period of 2.1 years.

Stock Option activity under HSOP Plan

The HSOP Options outstanding noted below consist of service and performance-based options to request the distribution of HSOP Shares. These HSOP Options have a fifteen-year contractual term. These HSOP Options vest over a three to four-year service period. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2022 to March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,921,829	6.64	13.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of March 31, 2023	6,921,829	$6.64	12.92	$—
Options exercisable as of March 31, 2023	6,207,853	$6.64	12.92

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0.9 million and $1.4 million, respectively.

As of March 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $2.3 million which is expected to be recognized over a weighted average period of 0.45 years.

Restricted Stock Unit activity under the 2021 Incentive Plan

The restricted stock units noted below consist of service-based awards vesting over a two-year period, subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The Company reflects restricted stock units as issued and outstanding common stock when vested and the shares have been delivered to the individual.

The following is a summary of restricted stock unit activity from December 31, 2022 to March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	—	$—
Granted	3,251,815	1.18
Vested	—	—
Forfeited	6,900	1.18
Unvested at March 31, 2023	3,244,915	$1.18

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0.1 million and $0.0 million, respectively.

The total fair value of restricted stock units vested during the three months ended March 31, 2023 was $0. As of March 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $3.7 million, which is expected to be recognized over a weighted average period of 1.96 years.

Subsidiary Equity Incentive Plans

Certain controlled subsidiaries of the Company adopted their own equity incentive plans (each, an “EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options and restricted stock unit awards under their respective EIP. Standard option grants have time-based vesting requirements, generally vesting over a period of four years with a contractual term of ten years. Such time-based stock options use the Black-Scholes option pricing model to determine grant date fair value. Certain awards issued to employees partially vest on date of grant, then over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, the Company recorded share-based compensation expense of $0.1 million and $0.2 million, respectively, in relation to subsidiary EIPs. As of March 31, 2023, there was $0.5 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 1.2 years. As of March 31, 2023, the unrecognized stock-based compensation expense from EIP's awards with liquidity-based performance vesting conditions issued to employees and non-employee directors was approximately $7.3 million, which will be recognized in future periods if and when the attainment of the performance vesting criteria becomes probable.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended March 31, 2023
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$3,360	$—	$106	$3,466
General and administrative	4,310	874	12	5,196
Total share based compensation expense	$7,670	$874	$118	$8,662

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2022, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended March 31, 2022
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$3,627	$—	$146	$3,773
General and administrative	5,007	1,350	78	6,435
Total share based compensation expense	$8,634	$1,350	$224	$10,208

14. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $0.2 million and $41,000 of income tax expense for the three months ended March 31, 2023 and 2022 respectively. The income tax expense during these periods was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

15. Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(34,354)	$(37,558)
Net loss attributable to noncontrolling interests	(1,219)	(689)
Net loss attributable to ATAI Life Sciences N.V. shareholders — basic and diluted	$(33,135)	$(36,869)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders — basic and diluted	155,792,490	153,529,268
Net loss per share attributable to ATAI Life Sciences N.V. shareholders — basic and diluted	$(0.21)	$(0.24)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of March 31,
	2023	2022
Options to purchase common stock	42,240,311	32,600,468
HSOP options to purchase common stock	6,921,829	7,046,496
2018 Convertible Promissory Notes - Related Parties (Note 11)	6,201,824	10,521,824
Unvested restricted stock units	3,244,915	—
	58,608,879	50,168,788

The outstanding 2018 Convertible Notes are issuable upon the exercise of conversion rights of convertible note holders for 387,614 shares of common stock of ATAI Life Sciences AG. Upon conversion of the 2018 Convertible Notes, it is expected that the shares of common stock of ATAI Life Sciences AG issuable upon conversion of the 2018 Convertible Notes would be exchanged on a one-for-sixteen basis for shares of atai which is reflected in the table above. See Note 11 for additional discussion.

16. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the ordinary course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated financial statements.

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

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

17. License Agreements

Otsuka License and Collaboration Agreement

In March 2021, Perception entered into a license and collaboration agreement (the “Otsuka Agreement”) with Otsuka under which Perception granted exclusive rights to Otsuka to develop and commercialize products containing arketamine, known as PCN-101 in Japan for the treatment of any depression, including treatment-resistant depression, or major depressive disorder or any of their related symptoms or conditions at its own cost and expense. Perception retained all rights to PCN-101 outside of Japan.

With the execution of the Otsuka Agreement, Perception received an upfront, non-refundable payment of $20.0 million. Perception is also entitled to receive aggregate payments of up to $35.0 million if certain development and regulatory milestones are achieved for the current or a new intravenous formulation of a product and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. Otsuka is obligated to pay Perception a tiered, double-digit royalty on net sales of products containing PCN-101 in Japan, subject to reduction in certain circumstances. More information for this license can be found in Note 16 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.

For the three months ended March 31, 2023, and 2022 there were no milestones achieved under the Otsuka Agreement and the Company recognized an immaterial amount of revenue related to certain research and development services. As of March 31, 2023 the remaining balance of deferred revenue related to the Otsuka Agreement was immaterial.

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

During the three months ended March 31, 2023 and 2022, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three months ended March 31, 2023 and 2022, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three months ended March 31, 2023 and 2022, respectively, Kures made no material payments or share issuances in connection with the Columbia agreement.

Accelerate License Agreement

In April 2021, Psyber entered into a license arrangement with Accelerate Technologies Pte. Ltd. (“Accelerate”), whereby Accelerate grants Psyber non-exclusive rights to license and use the technology to commercialize of Psyber’s BCI-enabled companion digital therapeutics in United States of America, Singapore, Member Countries of the European Union, Canada, Australia and New Zealand as a potential treatment for mental health and behavior change, such as substance use disorders including opioid use disorder, mood and anxiety disorders including post-traumatic stress disorder, and treatment-resistant depression.

During the three months ended March 31, 2023 and 2022, respectively, Psyber made no material payments pursuant to the Accelerate License agreement.

Dalriada License Agreement

In December 2021, Invyxis, Inc. ("Invyxis"), a wholly owned subsidiary of the Company, entered into an exclusive services and license agreement (the "Invyxis ESLA") with Dalriada Drug Discovery Inc. ("Dalriada"). Under the Invyxis ESLA, Dalriada is to exclusively collaborate with Invyxis to develop products, services and processes with the specific purpose of generating products consisting of new chemical entities. Invyxis will pay Dalriada up to $12.8 million in service fees for research and support services. In addition, Invyxis will pay Dalriada success milestone payments and low single digit royalty payments based on net product sales. Invyxis has the right, but not the obligation, to settle future royalty payments based on net product sales with the Company's common stock. Invyxis and Dalriada will determine the equity settlement based on a price per share determined by both parties.

In January 2022, in accordance with the Invyxis ESLA, Invyxis paid an upfront deposit of $1.1 million, which was capitalized as prepaid research and development expense. The Company will expense the upfront deposit as the services are performed as a component of research and development expense in the condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company recorded $0.5 million and $0.2 million as research and development expense, respectively. During the three months ended March 31, 2023 and 2022, Invyxis made no other service fee payments to Dalriada.

18. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 20.4% and 19.7% of the outstanding common stock in the Company as of March 31, 2023 and December 31, 2022, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.5% and 6.5% of the outstanding common stock in the Company as of March 31, 2023 and December 31, 2022, respectively.

Directed Share Program

In connection with ATAI’s initial public offering, the underwriters reserved 27% of the common shares for sale at the initial offering price to the Company’s managing directors, supervisory directors and certain other parties. Apeiron participated in the program and purchased $10.5 million common shares.

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

As a result of the Consulting Agreement, for the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations.

For the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

19. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.2 million of related compensation expense for the three months ended March 31, 2023. The Company recognized an immaterial amount of compensation expense for the three months ended March 31, 2022.

20. Corporate Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction was incurred primarily during the three months ended March 31, 2023, resulting in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of stock-based compensation expense. Of the restructuring expense, for the three months ended March 31, 2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the condensed consolidated statement of operations.

As of March 31, 2023, net restructuring liabilities totaled approximately $0.7 million included in accrued expenses on the Company's condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the three months ended March 31, 2023 is as follows:

Three Months Ended March 31, 2023
Restructuring liability as of December 31, 2022	$—
Restructuring costs expensed during the period	3,166
Non-cash impact of stock-based compensation	(195)
Cash payments of restructuring liabilities, net	(2,263)
Restructuring liability as of March 31, 2023	$708

21. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Form 10-K filed with the SEC on March 24, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" in our Annual Report on Form 10-K dated and filed with the SEC on March 24, 2023, and may be updated from time to time in our other filings with the SEC.

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

In June 2021, we completed our initial public offering ("IPO") on the Nasdaq Global Market, in which we issued and sold 17,250,000 common shares at a public offering price of $15.00 per share, including 2,250,000 common shares sold pursuant to the underwriters’ exercise of their option to purchase additional common shares, for aggregate net proceeds of $231.6 million, after deducting underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million.

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $33.1 million and $36.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, our accumulated deficit was $543.8 million and $510.2 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of March 31, 2023, we had cash and cash equivalents of $185.9 million and short-term securities of $64.0 million. We believe that our existing cash and cash equivalents and short-term securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes and a term loan.

Our Model and Strategy

We have a team of experienced drug discoverers, developers and innovators working towards our goal to heal mental health disorders. We operate a decentralized model to enable scalable drug or technological development at our atai companies. Our atai companies drive development of programs that we have either acquired a controlling or significant interest in or created de novo. We believe that this model provides our development teams the support and incentives to rapidly advance their programs in a cost-efficient manner. To continue to grow our business and to aid in the development of our various programs, we intend to continue to incubate, acquire and invest in companies that share our goal of advancing transformative treatments for patients that suffer from mental health disorders.

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

In addition, in February 2023 we conducted a reduction in force of approximately 30% of our global workforce in February 2023 in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. Refer to Note 20 for further information.

Our Key Clinical Programs

Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications. The table below summarizes the status of our product candidate portfolio as of the date of the filing date of this Quarterly Report.

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
(2)
RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl-1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts
(3)
Developing COMP360, a formulation of psilocybin administered with psychological support from specially trained therapists

Clinical Pipeline Recent Advancements

The following details recent advancements regarding clinical programs, as applicable:

RL-007 (Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia - Recognify Life Sciences)

•
Recent Advancements: In the first quarter of 2023, the first patient was dosed in the Phase 2b study of RL-007 in patients with Cognitive Impairment Associated with Schizophrenia (CIAS). The Phase 2b study is a randomized, placebo-controlled, double-blind study. The primary endpoint of the study is the change in baseline in the MATRICS Consensus Cognitive Battery (MCCB) neurocognitive composite score, a well-established regulatory endpoint. We anticipate reporting top-line results from this study in the second half of 2024.

GRX-917 (Deuterated Etifoxine for Anxiety Disorders - GABA Therapeutics)

•
Recent Advancements:
o
In January 2023, Phase 1 results were announced from the study of GRX-917 in healthy volunteers. GRX-917 was well-tolerated, with no dose-limiting toxicities and sedation comparable to placebo. GRX-917 had an improved pharmacokinetic (PK) profile relative to non-deuterated etifoxine and demonstrated pharmacodynamic (PD) evidence of GABA receptor target engagement.
o
In April 2023, we detailed pharmacodynamic data from the Phase 1 study in a poster presentation at the Society for Biological Psychiatry (SOBP) Annual Meeting. As measured by EEG, GRX-917 demonstrated a statistically significant increase in beta power, a market of potential anxiolytic effects, comparable to what is seen with exogenous neurosteroids and benzodiazepines. However, unlike benzodiazepines, GRX-917 was found to not reduce alpha power, the decrease of which is associated with sedation.
o
We expect to proceed GRX-917 into a Phase 2 study in patients living with anxiety disorder. More details of the Phase 2 clinical development plan will be provided upon study initiation.

VLS-01 (N,N-Dimethyltryptamine; (“DMT”) for TRD - Viridia Life Sciences)

•
Recent Advancements:
o
We recently completed Part 1 and Part 2 of an ongoing Phase 1 open-label, single-ascending dose study of VLS-01 in healthy adult participants. The Phase 1 study is designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and our proprietary oral transmucosal film (OTF) formulation.
o
In Part 1 (IV) and Part 2 (OTF), VLS-01 was well-tolerated, with no dose-limiting toxicity and a favorable safety profile. VLS-01 delivered via IV was consistent with the known pharmacological profile of DMT, producing robust exposure-dependent increases in the subjective intensity of psychedelic experience. VLS-01 delivered via OTF produced generally dose-dependent increases in exposure, approaching that seen with IV administration. In addition, VLS-01 delivered via OTF administration resulted in subjective psychedelic experiences in the majority of subjects.
o
To further optimize the PK and PD of our proprietary OTF formulation, a protocol amendment was implemented to add Part 3, which will explore further dose ranging. We expect to report additional clinical data in the third quarter of 2023.

PCN-101 (R-Ketamine – Perception Neurosciences)

•
Recent Advancements: In April 2023, we announced the dosing of our first patient in Perception Neuroscience's Phase 1 intravenous-to-subcutaneous bridging study of PCN-101. This Phase 1 open-label study is designed to assess the safety, tolerability, and pharmacokinetic profile of PCN-101 delivered subcutaneously as compared to PCN-101 delivered intravenously (IV). This study is expected to be completed in the middle of 2023.

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

Investments, where we have ownership in the underlying company’s equity greater than 20% and less than 50%, or where we have significant influence, are recorded under the cost and equity method. We then record losses from investments in equity method investees, net of tax, for our proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If we make subsequent additional investments in that same company, we may record additional gains(losses) based on changes to our investment basis and also may record additional income(loss) in equity method investments.

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

Acquisition of In-Process Research and Development Expenses

In an asset acquisition, including the initial consolidation of a VIE that is not a business, acquired in-process research and development, or IPR&D, with no alternative future use is charged to the condensed consolidated statements of operations as a component of operating expenses at the acquisition date.

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

Effective April 23, 2021, we adopted and our shareholders approved the 2021 Incentive Award Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan enables us to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to our executive officers, directors and other employees and consultants. Any shares subject to outstanding options originally granted under the 2020 Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan. For the three months ended March 31, 2023 and 2022, we incurred $8.7 million and $10.2 million of stock-based compensation expense, respectively.

COVID-19 Business Update

The COVID-19 pandemic has continued to present global public health and economic challenges. Although some research and development timelines have been impacted by delays related to the COVID-19 pandemic, we have not experienced material financial impacts on our business and operations as a result. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, the success or failure of ongoing vaccination programs worldwide, the emergence and spread of additional variants of COVID-19, as well as the overall impact on local, regional, national and international markets and the global economy. We continue to monitor the impact of the COVID-19 pandemic on our employees and business, including working remotely on a part or full time basis, and have, and will continue to, undertake business continuity measures to mitigate potential disruption to our operations and safety of our employees. For a discussion of the risks related to COVID-19 and impact to our business and operations, including our research and development programs and related clinical trials, refer to the section titled “Risk Factors” in Part I, Item 1A of the Form 10-K.

Basis of Presentation and Consolidation

Since our inception, we have created wholly owned subsidiaries or made investments in certain controlled entities, including partially-owned subsidiaries for which we have majority voting interest under the VOE model or for which we are the primary beneficiary under the VIE model, which we refer to collectively as our consolidated entities. Ownership interests in consolidated entities that are held by entities other than us are reported as noncontrolling interests in our condensed consolidated balance sheets and condensed consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Ownership interests in entities over which we have significant influence, but not a controlling financial interest, are accounted for as cost and equity method investments with our portion of net losses recorded in Losses from investments in equity method investees, net of tax in our condensed consolidated statements of operations.

Components of Our Results of Operations

Revenue

In March 2021, Perception Neuroscience, Inc. (“Perception”) entered into a license and collaboration agreement (the "Otsuka Agreement"), with Otsuka Pharmaceutical Co., LTD (“Otsuka”), under which we granted exclusive rights to Otsuka to develop and commercialize certain products containing arketamine, known as PCN-101, in Japan for the treatment of depression and other select indications.

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

For the three months ended March 31, 2023, and 2022 there were no milestones achieved under the Otsuka Agreement and we recognized an immaterial amount of revenue related to certain research and development services. As of March 31, 2023 the remaining balance of deferred revenue related to the Otsuka Agreement was immaterial.

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

Subsequent to our 2023 reduction in work force, we expect that our general and administrative expenses will not materially increase in the near future. We could add more general and administrative head count in the future to support the potential commercialization of our product candidates.

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

Interest Expense

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

Other Income

Other income consists principally of the impact of our adoption of ASU 2016-13, Financial Instruments — Credit Losses and service revenue generated for general and administrative services performed by atai on behalf of our platform companies. See Note 2 of our condensed consolidated financial statements for additional discussion regarding our adoption of ASU 2016-13.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of March 31, 2023. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of March 31, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Losses from Investments in Equity Method Investees, Net of Tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage, IPR&D charges resulting from basis differences and impairment related to our equity method investments.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests in our condensed consolidated statements of operations is a result of our investments in certain of our consolidated VIEs and consists of the portion of the net loss of these consolidated entities that is not allocated to us. Net losses in consolidated VIEs are attributed to noncontrolling interests considering the liquidation preferences of the different classes of equity held by the shareholders in the VIE and their respective interests in the net assets of the consolidated VIE in the event of liquidation, and their pro rata ownership. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our VIEs and our ownership percentage changes.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022 (unaudited)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
License revenue	$37	$—	$37	100.0%
Operating expenses:
Research and development	19,281	15,460	3,821	24.7%
General and administrative	13,970	17,982	(4,012)	-22.3%
Total operating expenses	33,251	33,442	(191)	-0.6%
Loss from operations	(33,214)	(33,442)	228	-0.7%
Other income (expense), net:
Interest income	275	98	177	180.6%
Interest expense	(622)	—	(622)	-100.0%
Change in fair value of contingent consideration liability - related parties	35	—	35	100.0%
Change in fair value of securities carried at fair value	964	(740)	1,704	-230.3%
Foreign exchange gain, net	(837)	2,163	(3,000)	-138.7%
Other income	243	—	243	100.0%
Total other income (expense), net	58	1,521	(1,463)	-96.2%
Loss before income taxes	(33,156)	(31,921)	(1,235)	3.9%
Provision for income taxes	(165)	(41)	(124)	302.4%
Losses from investments in equity method investees, net of tax	(1,033)	(5,596)	4,563	-81.5%
Net loss	$(34,354)	$(37,558)	$3,204	-8.5%
Net loss attributable to noncontrolling interests	(1,219)	(689)	(530)	76.9%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(33,135)	$(36,869)	$3,734	-10.1%

License Revenue

We recognized an immaterial amount of license revenue for the three months ended March 31, 2023 and 2022. The remaining deferred revenue balance related to the Otsuka Agreement is not material as of March 31, 2023.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Our Key Clinical Programs
RL-007 (Recognify)	$1,729	$397	$1,332	335.3%
VLS-01 (Viridia)	3,068	1,795	1,273	70.9%
DMX-1002 (DemeRx IB)	476	568	(92)	-16.3%
EMP-01 (EmpathBio)	635	1,364	(729)	-53.4%
Our Other Clinical Programs
PCN-101 (Perception)	3,043	2,193	850	38.7%
KUR-101 (Kures)	137	796	(659)	-82.8%
RLS-01 (Revixia)	44	394	(350)	-88.8%
Enabling Technologies and Drug Discovery Platforms	1,990	1,343	647	48.2%
Unallocated research and development expenses:
Personnel expenses	7,691	6,331	1,360	21.5%
Professional and consulting services	301	227	74	32.7%
Other	167	52	115	223.7%
Total research and development expenses	$19,281	$15,460	$3,821	24.7%

Research and development expenses were $19.3 million for the three months ended March 31, 2023, compared to $15.5 million for the three months ended March 31, 2022. The increase of $3.8 million was primarily attributable to a $2.3 million increase of direct costs at the platform companies as discussed below, a $1.4 million net increase in personnel costs, which included a $0.3 million decrease in stock-based compensation and a $0.1 million increase in professional and consulting services fees.

Our Key Clinical Programs:

RL-007 (Recognify Life Sciences)

The $1.3 million increase in direct costs for the RL-007 program was primarily due to an increase of $1.3 million of clinical development costs related to the on-going Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Viridia Life Sciences: VLS-01 (N,N-Dimethyltryptamine; DMT) for Treatment Resistant Depression (TRD)

The $1.3 million increase in direct costs for VLS-01 was primarily due to an increase of $1.1 million of clinical development costs and $1.0 million of preclinical development costs, partially offset by a decrease of $0.8 million of manufacturing costs relating to the initiation of our Phase 1 open-label, single ascending dose, two-part trial of VLS-01.

DemeRx IB: DMX-1002 (ibogaine) for OUD

The $0.1 million decrease in direct costs for the DMX-1002 program was primarily due to a decrease of $0.1 million of manufacturing and personnel related costs.

EmpathBio: EMP-01 (MDMA derivative) for PTSD

The $0.7 million decrease in direct costs for EMP-01 was primarily due to a decrease of $0.6 million preclinical activities as well as a $0.4 million decrease of manufacturing costs, offset by a $0.3 million increase in clinical development costs relating to the initiation our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Our Other Clinical Programs

Perception Neuroscience: PCN-101(R-Ketamine) for TRD

The $0.9 million increase in direct costs for PCN-101 was primarily due to an increase of $0.7 million of preclinical costs and $0.3 million of personnel related costs, offset by a decrease of $0.1 million of manufacturing costs related to the conduct of our PCN-101 studies.

Kures: KUR-101(deuterated mitragynine) for OUD

The $0.7 million decrease in direct costs for KUR-101 was primarily due to a $0.6 million decrease of preclinical costs and a $0.1 million decrease in clinical development costs.

Revixia Life Sciences: RLS-01 for TRD

The $0.4 million decrease in direct costs for RLS-01 was primarily due to a $0.3 million decrease of manufacturing costs and $0.1 million decrease of preclinical development costs.

Enabling Technologies and Drug Discovery Platforms

The $0.7 million increase in our enabling technologies and drug discovery platforms primarily relates to increased direct costs of $0.3 million in our EntheogeniX program, $0.3 million in our InnarisBio program, $0.2 million in our Invyxis program, and $0.2 million in our TryptageniX program. We also incurred immaterial costs in association with IntroSpect, Psyber, Psyprotix, and Neuronasal.

General and Administrative Expenses

General and administrative expense was $14.0 million for the three months ended March 31, 2023 compared to $18.0 million for the three months ended March 31, 2022. The decrease of $4.0 million was largely attributable to a decrease of $2.0 million in VAT and other non-income taxes, $1.3 million decrease in stock-based compensation, $0.8 million decrease in accounting and legal fees, $0.8 million decrease in personnel related costs, $0.6 million decrease in D&O and other insurance costs, offset by $1.4 million of restructuring costs related to the reduction in force in February 2023.

Interest Income

Interest income for the three months ended March 31, 2023 and 2022 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2023, which consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. We recognized an immaterial amount of interest expense during the three months ended March 31, 2022.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the three months ended March 31, 2023 and 2022 we recognized an immaterial change in fair value, due to updates to certain assumptions used to calculate the Perception contingent consideration liability, such as the probability of success and discount rates.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the three months ended March 31, 2023 and 2022 we recognized a gain of $1.0 million and a loss of $0.7 million, respectively, relating to the change in fair value of securities.

Foreign Exchange Gain (Loss), net

We recorded a loss of $0.8 million related to foreign currency exchange rates for the three months ended March 31, 2023 and a gain of $2.2 million related to foreign currency exchange rate for the three months ended March 31, 2022. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Income

We recognized other income of $0.2 million for the three months ended March 31, 2023 and 2022, which consists principally of a $0.1 million gain recorded as a result of the Company's remeasurement of our expected credit loss allowance as of March 31, 2023 and $0.1 million of service revenue generated for general and administrative services performed by the atai on behalf of our platform companies. See Note 2 for additional discussion regarding our adoption of ASU 2016-13, Financial Instruments — Credit Losses.

Provision For Income Taxes

We incurred current income tax expense of $0.2 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended March 31, 2023 and 2022 was $1.0 million and $5.6 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Sources of Liquidity

Initial Public Offering

In June 2021, we completed our IPO and issued and sold 17,250,000 of our common shares at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. As of March 31, 2023, we had cash and cash equivalents of $185.9 million and short-term securities of $64.0 million.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional aggregate principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In 2021, several noteholders elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for an aggregate amount of €5.8 million ($6.9 million) in order to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences AG, which was in accordance with the original terms of the 2018 Convertible Note Agreements. In May and July 2022, certain noteholders elected to convert some of their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. The investors paid €17.00 per share for an aggregate amount of €4.6 million ($4.6 million) in order to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences AG. Concurrently with the conversion of the 2018 Convertible Notes into common shares of ATAI Life Sciences AG, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The aggregate principal amount of 2018 Convertible Notes outstanding as of March 31, 2023 was $0.4 million.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS ordinary shares, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $94.9 million as of March 31, 2023. As of March 31, 2023, the carrying value of our investment in COMPASS was $0 under the equity method. Through a series of open market transactions between November 23, 2021 and December 7, 2021 we purchased additional equity investments in COMPASS common stock. As of March 31, 2023, our voting interest in COMPASS was 22.4%.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of March 31, 2023, we had cash and cash equivalents of $185.9 million and short-term securities of $64.0 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months from the date of this Quarterly Report.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(21,111)	$(23,986)
Net cash provided by investing activities	16,018	(214,736)
Net cash provided by financing activities	206	132
Effect of foreign exchange rate changes on cash	159	299
Net increase (decrease) in cash	$(4,728)	$(238,291)

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.1 million for the three months ended March 31, 2023, which consisted of a net loss of $34.4 million, adjusted by non-cash charges of $9.6 million and net cash inflows from the change in operating assets and liabilities of $3.7 million. The non-cash charges primarily consisted of $8.7 million of stock-based compensation, $1.0 million of losses from our equity method investments, $0.8 million of unrealized foreign exchange losses, $0.1 million change in right-of-use asset and $0.1 million amortization of debt discount, partially offset by a $1.0 million gain relating to the change in the fair value of our short-term securities during the period. The net cash inflows from the change in operating assets and liabilities were primarily due to a decrease of $4.9 million in prepaid expenses and other current assets and a $2.5 million increase in accounts payable, partially offset by a $3.7 million decrease in accrued liabilities.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $16.0 million for the three months ended March 31, 2023, primarily driven by $19.5 million of proceeds from the sale and maturities of securities carried at fair value, partially offset by $3.0 million of loans remitted to related parties, $0.3 million of purchases of property and equipment and $0.2 million of capitalized internal-use software development costs.

Net cash used in investing activities was $214.7 million for the three months ended March 31, 2022, primarily driven by $211.7 million of cash paid for debt securities carried at fair value and $3.0 million of loans remitted to related parties.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023, due to $0.2 million of proceeds from stock option exercises.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, due to $0.1 million of proceeds from stock option exercises.

Indebtedness

Convertible Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of 2018 Convertible Notes. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each note has a face value of €1 and is convertible into one common share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO.

In 2021 and 2022, several noteholders elected to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for the aggregate amount of €5.8 million or $6.9 million and €4.6 million ($4.6 million), respectively, in order to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences AG, which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent with the conversion of the 2018 Convertible Notes into common shares of ATAI Life Sciences AG, the common shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 5,478,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition.

As of March 31, 2023 an aggregate principal amount of $0.4 million remained outstanding under the 2018 Convertible Notes.

Hercules Term Loan

On August 9, 2022 (the “Closing Date”), we, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain of our subsidiary guarantors (collectively, the “Subsidiary Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”), available as follows: (i) a term loan advance in the amount of $15.0 million on the Closing Date (the “Tranche 1A Advance”); (ii) at any time after the Closing Date but on or prior to May 1, 2023 or a date otherwise agreed to by the parties (the “Tranche 1B Expiration Date”), term loan advances in an aggregate principal amount of up to $20.0 million (the “Tranche 1B Advances”); (iii) at any time beginning upon the earlier of (A) the Tranche 1B Expiration Date and (B) the date on which all amounts available to be drawn under the Tranche 1B Advances have been drawn and on or prior to December 15, 2023 (the “Tranche 1C Expiration Date”), term loan advances in an aggregate principal amount of up to $25.0 million (the “Tranche 1C Advances” and together with the Tranche 1A Advance and the Tranche 1B Advances, the “Tranche 1 Advances”); (iv) subject to us achieving certain performance milestones and, beginning upon the earlier of (A) the date on which all amounts available to be drawn under the Tranche 1C Advances have been drawn and (B) the Tranche 1C Expiration Date, on or prior to June 30, 2024, term loan advances in an aggregate principal amount of $15.0 million (the “Tranche 2 Advances”); and (v) subject to approval by the Lenders’ respective investment committees in its discretion, on or prior to March 31, 2025, term loan advances in an aggregate principal amount of up to $100.0 million (the “Tranche 3 Advances”). With the exception of the first $15.0 million tranche available on the Closing Date, each of the tranches may be drawn down in $5.0 million increments at our election, subject to applicable conditions to draw. We have agreed to use the proceeds of the 2022 Term Loan Facility for working capital and general business purposes.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 24, 2023. During the three months ended March 31, 2023, there have been no material changes from the contractual commitments and obligations previously disclosed in our Form 10-K, with the exception of the five year lease that commenced in February 2023 that is further described in Note 15 of the notes to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

Critical Accounting Policies and Estimates

We believe that the assumptions and estimates associated with licenses of intellectual property, research and development expenses, acquisitions and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies are detailed in our Form 10-K.

JOBS Act

We are an emerging growth company, as defined in the JOBS Act. We intend to rely on certain of the exemptions and reduced reporting requirements provided by the JOBS Act. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, we have early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2023 we had cash and cash equivalents of $185.9 million and short-term securities of $64.0 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of March 31, 2023, we had $0.4 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of March 31, 2023, the carrying amount of our short and long-term notes receivables was an aggregate amount of $10.0 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, a hypothetical 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is generally the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the Condensed Consolidated Statements of Comprehensive Loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the previous month. Gains or losses due to transactions in foreign currencies are included in interest and other income (expense), net in our Condensed Consolidated Statements of Operations.

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

A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our condensed consolidated financial statements, but could result in significant unrealized foreign exchange gains or losses for any given period.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, we did not sell any securities that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 10, 2023, our board of directors designated Anne Johnson, Chief Accounting Officer, as our principal accounting officer effective immediately. Ms. Johnson will continue to report to Stephen Bardin, our Chief Financial Officer (who remains the Company’s principal financial officer and is no longer designated as principal accounting officer).

Anne Johnson, age 54, joined atai in January 2021 as VP, Global Controller and most recently became the Chief Accounting Officer. From December 2018 to December 2020, Ms. Johnson served as Controller of Aruvant Sciences, Inc. Prior to that, Ms. Johnson served as Project Lead/Consultant at Resource Global Professionals from January 2017 to December 2018. From September 2014 to June 2016, Ms. Johnson served as Executive Director and Corporate Controller of Chimerix, Inc. Ms. Johnson received her Bachelor of Science in Accounting from the University of North Carolina Wilmington, and is a Certified Public Accountant and Chartered Global Management Accountant.

On May 10, 2023, atai Life Sciences US, Inc., a subsidiary of the Company (“atai US”), entered into an employment agreement with Ms. Johnson (the “Employment Agreement”). Pursuant to the Employment Agreement, Ms. Johnson is entitled to an initial base salary of $360,000. Ms. Johnson is also eligible to receive an annual discretionary bonus award targeted at 40% of her then-current base salary. The Employment Agreement further provides that if atai US terminates Ms. Johnson’s employment without “cause” or she resigns for “good reason” (as these terms are defined in the Employment Agreement), subject to her timely executing a release of claims and her continued compliance with certain restrictive covenants, she is entitled to receive (i) base salary continuation for a period of nine months; (ii) payment for any earned but unpaid annual bonus for the year prior to the year of termination; and (iii) reimbursement for continued health coverage pursuant to COBRA for up to nine months following termination. If such a termination of employment occurs on or within 12 months following a “change in control” (as defined in the Employment Agreement), then, in lieu of the severance payments and benefits described above, subject to her timely executing a release of claims and her continued compliance with certain restrictive covenants, Ms. Johnson is entitled to receive (i) a lump-sum payment equal to one times the sum of her annual base salary and her target annual bonus for the year of termination; (ii) reimbursement for continued health coverage pursuant to COBRA for up to 12 months following termination; and (iii) accelerated vesting of all unvested equity or equity-based awards that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement, and the time period that Ms. Johnson may have to exercise any stock options may be extended for up to 12 months.

Ms. Johnson has agreed to refrain from competing with us while employed and following her termination of employment for any reason for a period of one year (or two years if Ms. Johnson breaches her fiduciary duties or misappropriates our property or proprietary information). Ms. Johnson has also agreed to refrain from soliciting employees or consultants of atai US to terminate their relationship with atai US and from inducing clients, licensors, licensees or customers to terminate, breach or materially change their relationship with atai US, in each case, while employed and following her termination of employment for any reason for a period of two years.

There are no arrangements or understandings between Ms. Johnson and any other person pursuant to which Ms. Johnson was designated as principal accounting officer. Ms. Johnson has no family relationships subject to disclosure under Item 401(d) of Regulation S-K or any direct or indirect material in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers – paragraphs (b) and (c)” of Form 8-K.

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

ATAI LIFE SCIENCES N.V.

Date: May 11, 2023	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Stephen Bardin
Stephen Bardin
Chief Financial Officer and Managing Director (Principal Financial Officer)