Form 10-Q
period 2023-06-30
ATAI Life Sciences N.V.
filed 2023-08-10
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

n

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

As of August 1, 2023, the registrant had 166,010,476 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact should be considered forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, partnerships and other strategic arrangements; the sufficiency of our cash and cash equivalents and short-term investments to fund our operations; available funding under the Hercules Capital, Inc. loan facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product development efforts; our limited operating history may make it difficult to evaluate the success of our business and to assess our future viability; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; as a result of covenants to our loan agreement with Hercules Capital, Inc., our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Form 10-K for the year ended December 31, 2022 (the "Form 10-K") as further updated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and elsewhere in our filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,090	$190,613
Securities carried at fair value	86,402	82,496
Prepaid expenses and other current assets	6,257	14,036
Short term notes receivable - related parties, net	9,021	—
Total current assets	242,770	287,145
Property and equipment, net	1,043	928
Operating lease right-of-use asset, net	1,367	226
Other investments	3,991	6,755
Long term notes receivable - related parties, net	1,157	7,262
Other assets	3,267	3,125
Total assets	$253,595	$305,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,859	2,399
Accrued liabilities	12,855	17,306
Current portion of lease liability	322	180
Other current liabilities	890	12
Total current liabilities	17,926	19,897
Non-current portion of contingent consideration liability - related parties	842	953
Non-current portion of lease liability	1,095	44
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	420	415
Long-term debt, net	14,868	14,702
Other liabilities	2,807	3,664
Total liabilities	$37,958	$39,675
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at June 30, 2023 and December 31, 2022, respectively); 750,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 166,010,476 and 165,935,914 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	18,571	18,562
Additional paid-in capital	791,688	774,092
Share subscription receivable	—	(24)
Accumulated other comprehensive loss	(20,818)	(21,702)
Accumulated deficit	(576,891)	(510,188)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	212,550	260,740
Noncontrolling interests	3,087	5,026
Total stockholders’ equity	215,637	265,766
Total liabilities and stockholders’ equity	$253,595	$305,441

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License revenue	$172	$170	$209	$170
Operating expenses:
Research and development	15,476	17,949	34,757	33,409
Acquisition of in-process research and development	—	357	—	357
General and administrative	16,558	17,221	30,529	35,203
Total operating expenses	32,034	35,527	65,286	68,969
Loss from operations	(31,862)	(35,357)	(65,077)	(68,799)
Other income (expense), net:
Interest income	303	117	579	215
Interest expense	(658)	—	(1,280)	—
Change in fair value of contingent consideration liability - related parties	76	95	111	95
Change in fair value of warrant liability	—	53	—	53
Change in fair value of securities carried at fair value	526	(584)	1,490	(1,324)
Foreign exchange gain (loss), net	(9)	4,882	(846)	7,045
Other income (expense), net	(34)	(12)	209	(12)
Total other income (expense), net	204	4,551	263	6,072
Loss before income taxes	(31,658)	(30,806)	(64,814)	(62,727)
Provision for income taxes	(185)	(51)	(351)	(92)
Losses from investments in equity method investees, net of tax	(1,928)	(6,652)	(2,961)	(12,248)
Net loss	(33,771)	(37,509)	(68,126)	(75,067)
Net loss attributable to noncontrolling interests	(729)	(891)	(1,948)	(1,580)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(33,042)	$(36,618)	$(66,178)	$(73,487)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.21)	$(0.24)	$(0.42)	$(0.48)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	155,792,490	153,971,202	155,793,323	153,751,456

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(33,771)	$(37,509)	$(68,126)	$(75,067)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5	(8,482)	884	(12,855)
Comprehensive loss:	$(33,766)	$(45,991)	$(67,242)	$(87,922)
Comprehensive loss attributable to noncontrolling interests	(729)	(891)	(1,948)	(1,580)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	1	30	9	19
Comprehensive loss attributable to noncontrolling interests	(728)	(861)	(1,939)	(1,561)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(33,038)	$(45,130)	$(65,303)	$(86,361)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

(unaudited)

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Stock-based compensation expense	—	—	8,662	—	—	—	8,662	—	8,662
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Foreign currency translation adjustment, net of tax	—	—	—	—	879	—	879	8	887
Net loss	—	—	—	—	—	(33,135)	(33,135)	(1,219)	(34,354)
Balances at March 31, 2023	166,010,476	$18,571	$782,926	$—	$(20,823)	$(543,849)	$236,825	$3,815	$240,640
Stock-based compensation expense	—	—	8,762	—	—	—	8,762	—	8,762
Foreign currency translation adjustment, net of tax	—	—	—	—	5	—	5	1	6
Net loss	—	—	—	—	—	(33,042)	(33,042)	(729)	(33,771)
Balances at June 30, 2023	166,010,476	$18,571	$791,688	$—	$(20,818)	$(576,891)	$212,550	$3,087	$215,637

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2021	160,677,001	$18,002	$725,045	$—	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Issuance of shares upon exercise of stock options	42,827	5	127	—	—	—	132	—	132
Stock-based compensation expense	—	—	10,208	—	—	—	10,208	—	10,208
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,373)	—	(4,373)	(11)	(4,384)
Net loss	—	—	—	—	—	(36,869)	(36,869)	(689)	(37,558)
Balances at March 31, 2022	160,719,828	$18,007	$735,380	$—	$(12,709)	$(394,672)	$346,006	$8,351	$354,357
Conversion of convertible notes to common stock	960,000	101	1,039	—	—	—	1,140	—	1,140
Issuance of shares upon exercise of stock options	47,957	6	112	—	—	—	118	—	118
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	600	600
Issuance of subsidiary common shares	—	—	—	—	—	—	—	357	357
Stock-based compensation expense	—	—	9,511	—	—	—	9,511	—	9,511
Foreign currency translation adjustment, net of tax	—	—	—	—	(8,482)	—	(8,482)	30	(8,452)
Net loss	—	—	—	—	—	(36,618)	(36,618)	(891)	(37,509)
Balances at June 30, 2022	161,727,785	$18,114	$746,042	$—	$(21,191)	$(431,290)	$311,675	$8,447	$320,122

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(68,126)	$(75,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	144	79
Change in right-of-use asset	218	—
Amortization of debt discount	173	—
Change in fair value of contingent consideration liability—related parties	(111)	(95)
Change in fair value of securities carried at fair value	(1,490)	1,324
Change in fair value of warrant liability	—	(53)
Losses from investments in equity method investees	2,961	12,242
In-process research and development expense	—	357
Stock-based compensation expense	17,424	19,720
Unrealized foreign exchange (gains) losses	835	(4,966)
Other	(244)	(134)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,798	939
Accounts payable	1,403	(2,591)
Accrued liabilities	(4,710)	2,328
Net cash used in operating activities	(43,725)	(45,917)
Cash flows from investing activities
Purchases of property and equipment	(251)	(172)
Capitalized internal-use software development costs	(320)	(100)
Cash paid for securities carried at fair value	(39,617)	(229,678)
Proceeds from sale and maturities of securities carried at fair value	37,201	—
Loans to related parties	(3,000)	(3,000)
Net cash used in investing activities	(5,987)	(232,950)
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	206	249
Proceeds from issuance of subsidiary preferred shares	—	600
Proceeds from conversion of convertible notes to common stock	—	1,077
Financing costs paid	(100)	—
Net cash provided by financing activities	106	1,926
Effect of foreign exchange rate changes on cash	83	(1,193)
Net increase (decrease) in cash and cash equivalents	(49,523)	(278,134)
Cash and cash equivalents – beginning of the period	190,613	362,266
Cash and cash equivalents – end of the period	$141,090	$84,132
Supplemental disclosures:
Cash paid for taxes	$1,402	$—
Cash paid for interest	$933	$—
Supplemental disclosures of non cash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$1,356	$487
Issuance of subsidiary shares to non-controlling interests in connection with Columbia stock purchase agreement	$—	$357

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

1. Organization and Description of Business

ATAI Life Sciences N.V. (“atai”) is the parent company of ATAI Life Sciences AG and, along with its subsidiaries, is a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. atai was founded in 2018 as a response to the significant unmet need and lack of innovation in the mental health treatment landscape. atai is dedicated to developing innovative therapeutics to treat depression, anxiety, addiction, and other mental health disorders.

Since inception, atai has either created wholly owned subsidiaries or has made investments in certain controlled entities, including variable interest entities (“VIEs”) for which atai is the primary beneficiary under the VIE model (collectively, the “Company”). atai is headquartered in Berlin, Germany.

The Company has determined that it has one operating and reporting segment.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2023, the Company had cash and cash equivalents of $141.1 million, short-term securities of $86.4 million and its accumulated deficit was $576.9 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

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

Significant Accounting Policies

During the six months ended June 30, 2023, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 except as described below.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds. The substantial majority of the Company’s cash is held in financial institutions in the United States and at times in excess of federally insured limits.

Investment Securities Portfolio

The following table sets forth the fair value of atai's available-for-sale securities portfolio at the dates indicated:

	Fair Value
	June 30, 2023	December 31, 2022
Money Market Funds	$60,920	$72,334
U.S. Treasuries	31,843	—
Commercial Paper	—	5,958
Corporate Notes/Bonds	4,900	17,719
U.S. Government Agencies	49,659	58,819
	$147,322	$154,830

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

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties (“2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common shares into which the notes are to be converted. As of June 30, 2023, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $6.5 million, respectively. As of December 31, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $13.1 million, respectively. In 2022, several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into the Company's common shares. See Note 11 for additional discussion.

Fair Value Option

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in common shares of IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under Other investments held at fair value in the Company's condensed consolidated balance sheets and changes in fair value are recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The carrying value of the investment remained at zero as of June 30, 2023 and December 31, 2022, respectively.

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

In May 2022, the Company entered into a five-year lease arrangement that commenced in January 2023 related to our principal executive office located at Wallstraße 16, 10179, Berlin, Germany. This lease will require lease payments over the term of approximately $1.8 million, which is further described in Note 10 of the notes to the Company's unaudited condensed consolidated financial statements.

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

Further, the FASB issued ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-03 and ASU 2022-02 to provide additional clarification and guidance on the credit losses standard. We adopted ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-03 and ASU 2022-02 on January 1, 2023. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements or disclosures.

3. Dispositions

2022 Dispositions

Neuronasal, Inc.

In October 2020 and March 2021, the Company invested in Neuronasal, Inc. (“Neuronasal”) common stock for a cash contribution of $0.3 million and $0.5 million, respectively. In December 2019, October 2020 and May 2021, the Company invested in Neuronasal preferred stock for a cash contribution of $0.5 million, $0.8 million and $1.0 million, respectively. Upon the closing of the purchase on May 17, 2021, the Company obtained a controlling financial interest in Neuronasal. The Company derecognized its other investments in Neuronasal and began to consolidate the operations of Neuronasal into its consolidated financial statements.

In November 2022, the Company finalized and entered into a Redemption, Termination and Release Agreement (“Termination Agreement”) with Neuronasal through which atai disposed of its equity interests and residual SPA funding obligations. Pursuant to the Neuronasal Termination Agreement, the Company transferred all of its approximately 56.5% equity interest in Neuronasal in exchange for the redemption consideration in the form of certain warrants. The Termination Agreement entitles the Company to purchase common stock in Neuronasal upon the occurrence of certain contingencies, such as an initial public offering, a qualified financing event, or certain clinical studies. The Company has no further obligations to fund Neuronasal.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s condensed consolidated financial statements from the date of acquisition to June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of June 30, 2023	Relationship as of December 31, 2022	Date Control Obtained	Ownership % June 30, 2023	Ownership % December 31, 2022
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	58.9%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	64.5%
EntheogeniX Biosciences, Inc.	Controlled VIE	Controlled VIE	November 2019	80.0%	80.0%
DemeRx IB, Inc.	Controlled VIE	Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
InnarisBio, Inc.	Controlled VIE	Controlled VIE	March 2021	82.0%	82.0%
TryptageniX Inc.	Controlled VIE	Controlled VIE	December 2021	65.0%	65.0%

As of June 30, 2023 and December 31, 2022, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

As of June 30, 2023 and December 31, 2022, the Company owned 80% of the outstanding common stock of EntheogeniX.

The purchase of additional Class A common stock was deemed to be a reconsideration event. The Company determined that EntheogeniX is still considered a VIE subsequent to the additional Class A common stock purchase as EntheogeniX does not have sufficient equity at risk to carry out its principal activities without additional subordinated financial support.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of June 30, 2023 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	TryptageniX
Assets:
Current assets:
Cash	$2,483	$56	$458	$10,395	$4,108	$14	$541	$503	$82
Accounts receivable	205	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	310	286	147	69	1,155	—	—	488	2,700
Total current assets	2,998	342	605	10,464	5,263	14	541	991	2,782
Long term notes receivable	—	—	—	1,063	—	94	—	—	—
Other assets	—	—	—	—	—	—	706	—	—
Total assets	$2,998	$342	$605	$11,527	$5,263	$108	$1,247	$991	$2,782
Liabilities:
Current liabilities:
Accounts payable	$581	$510	$246	$260	$210	$—	$2	$5	$—
Accrued liabilities	1,189	62	103	284	396	45	118	327	118
Other current liabilities	—	—	—	—	—	—	—	—	—
Total current liabilities	1,770	572	349	544	606	45	120	332	118
Total liabilities	$1,770	$572	$349	$544	$606	$45	$120	$332	$118

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Net loss attributable to noncontrolling interests - common	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(700)	(93)	(426)	(1,219)
Comprehensive loss attributable to noncontrolling interests	6	2	—	8
Balance as of March 31, 2023	$1,037	$360	$2,418	$3,815
Net loss attributable to noncontrolling interests - common	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(266)	(32)	(431)	(729)
Comprehensive loss attributable to noncontrolling interests	(1)	2	—	1
Balance as of June 30, 2023	$770	$330	$1,987	$3,087

	Perception	Kures	Recognify	Total
Balance as of December 31, 2021	$5,232	$—	$3,819	$9,051
Net loss attributable to noncontrolling interests - preferred	(571)	—	(118)	(689)
Comprehensive loss attributable to noncontrolling interests	(11)	—	—	(11)
Balance as of March 31, 2022	$4,650	$—	$3,701	$8,351
Issuance of noncontrolling interests	—	957	—	957
Net loss attributable to noncontrolling interests - preferred	(800)	—	(91)	(891)
Comprehensive loss attributable to noncontrolling interests	30	—	—	30
Balance as of June 30, 2022	$3,880	$957	$3,610	$8,447

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through June 30, 2023. The Company is not the primary beneficiary of Innoplexus, DemeRx NB or IntelGenx as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of Innoplexus, DemeRx NB or IntelGenx that would require consolidation as of June 30, 2023 and December 31, 2022.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of June 30, 2023, the Company’s maximum exposure for its non-consolidated VIEs was $3.9 million relating to the carrying values in Other investments and Other investments held at fair value, $9.0 million relating to the carrying value in Short term notes receivable - related party and $1.2 million relating to the carrying value in Long term notes receivable – related party in the condensed consolidated balance sheets. As of December 31, 2022, the Company’s maximum exposure for its non-consolidated VIEs was $6.8 million relating to the carrying values in its Other investments and $7.2 million relating to the carrying value in Long term notes receivable—related party in the condensed consolidated balance sheets.

5. Equity Method Investments and Other Investments

Equity Method Investments

As of June 30, 2023 and December 31, 2022, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of June 30, 2023			As of December 31, 2022
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc	December 2018	20.9%		—	22.4%		—
GABA Therapeutics, Inc	November 2020	7.5%	(1)	—	7.5%	(1)	—
Total				$—			$—

(1)
The Company is deemed to have significant influence over this entity through its total ownership interest in the entity’s equity, including the Company’s investment in the respective entity’s preferred stock, described below in Other Investments. The Company’s total ownership interest, considering both preferred and common stock is 54.7%.

COMPASS Pathways plc

COMPASS Pathways plc (“COMPASS”) is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018.

Equity Investment

Through a series of open market transactions between November 23, 2021 and December 7, 2021, the Company purchased an additional 1,490,111 of COMPASS ADSs at an aggregate purchase price of $47.4 million. The additional shares acquired resulted in an increase in the Company’s ownership of COMPASS ADSs to 22.8%. The Company applied the cost accumulation model and recorded its investment at cost. At the date of the investment, a basis difference was identified as the cost basis of the Company’s investment in COMPASS exceeded the Company’s proportionate share of the underlying net assets in COMPASS. The Company concluded that the basis differences were primarily attributable to COMPASS’s IPR&D associated with COMP360, a psilocybin therapy, for which COMPASS recently completed a Phase IIb clinical trial. As the Company’s investment in COMPASS did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in COMP360 and the associated IPR&D, the basis differences were attributable to the IPR&D with no alternative future use and were immediately expensed at the time of the additional investment. As of June 30, 2023, the Company owned 20.9% of COMPASS ADS. Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $79.2 million as of June 30, 2023.

Upon the completion of the COMPASS IPO and through June 30, 2023, the Company is deemed to continue to have significant influence over COMPASS primarily through its ownership interest in COMPASS’ equity. Following the COMPASS 2022 annual shareholder meeting, the Company no longer has representation on the COMPASS board of directors. However, the Company maintains significant influence through its ownership interest. Accordingly, the Company’s investment in COMPASS’ ADS was accounted for in accordance with the equity method through June 30, 2023.

The carrying value of the Company's investment in COMPASS was reduced to zero as of December 31, 2022 and remained zero as of June 30, 2023 due to IPR&D charges with no alternative future use and the Company recognizing its proportionate share of COMPASS net losses. During the three months ended June 30, 2023 and 2022, the Company recognized its proportionate share of COMPASS’ net loss of $0 million and $4.7 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company recognized its proportionate share of COMPASS’ net loss of $0 million and $9.5 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

Other Investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of June 30, 2023 and December 31, 2022, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
GABA Therapeutics, Inc.	$2,623	$5,387
DemeRx NB, Inc.	1,024	1,024
Juvenescence Limited	344	344
Total	$3,991	$6,755

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

During the three and six months ended June 30, 2023 and 2022 there were no observable changes in price recorded related to the Company’s Other Investments.

During the three and six months ended June 30, 2023 and 2022, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2023 and 2022 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.3 million and $2.4 million as of June 30, 2023 and December 31, 2022, which is included in Other liabilities in the Company’s condensed consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of June 30, 2023.

The carrying value of the Company’s investment in Innoplexus was zero as of June 30, 2023 and December 31, 2022.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of June 30, 2023.

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

Pursuant to the GABA PSPA, the Company was obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones. In April 2021, pursuant to the GABA PSPA, the Company purchased additional shares of Series A preferred stock of GABA, for an aggregate cost of $5.0 million based on the achievement of certain development milestones. In May 2021, the Company exercised its option to purchase additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $5.0 million completing its obligation to purchase additional shares. The completion of the Series A Preferred stock purchase in May 2021 was deemed to be a reconsideration event at which point GABA was no longer deemed a VIE as GABA now had sufficient equity at risk to finance its activities through the initial development period without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. While the Company holds greater than 50% of the outstanding equity interest of GABA, the Company does not have the power to control the entity. Concurrent with the exercise of the option, the Company executed a side letter with the other equity holders of GABA agreeing to forego the rights to additional seats on the board of directors, resulting in the Company lacking the ability to control the investee. The Company concluded that it does not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in GABA preferred stock under the measurement alternative per ASC 323. As of June 30, 2023 and December 31, 2022, the investment in GABA’s preferred stock was recorded in Other Investments on the condensed consolidated balance sheets.

In May 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the "Amended GABA PSPA”) under which the GABA PSPA was amended and shares of its Series A preferred stock were issued to the Company at a price of approximately $0.6 million. Pursuant to the Amended GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock from GABA for up to $1.5 million with the same price per share as its initial investment upon the achievement of specified contingent clinical development milestones. In September 2022, pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million based on the achievement of certain development milestones. As of June 30, 2023 the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones.

In accordance with the Amended GABA PSPA, the Company also has the option but not the obligation to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. During the three months ended June 30, 2023 and 2022, the

Company recognized its proportionate share of GABA’s net loss of $1.9 million and $1.9 million as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company recognized its proportionate share of GABA’s net loss of $2.9 million and $2.7 million as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

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

Pursuant to the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of DemeRX NB's Series A preferred stock at a purchase price of up to an aggregate of $19.0 million with the same price per share as its initial investment in December 2019. As of June 30, 2023, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB.

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

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three and six months ended June 30, 2023, research and development expense relating to the Strategic Development Agreement were $0.1 million and $0.2 million, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement. For the three and six months ended June 30, 2022, there was an immaterial amount of research and development services performed in relation to the Strategic Development Agreement.

The Company has significant influence over IntelGenx through ownership interest in IntelGenx’s equity and the Company’s noncontrolling representation on IntelGenx’s board of directors. The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and Additional Units Warrant, (collectively the “Warrants”) are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the condensed consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value is equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares and the Warrants as a component of other income (expense), net in the condensed consolidated statements of operations. The carrying amount of the investment was reduced to zero as of December 31, 2021, during the three and six months ended June 30, 2023, the Company recognized a zero mark-to-market (“MTM”) gain/loss in the condensed consolidated statements of operations. The carrying value of the investment remained at zero as of June 30, 2023 and December 31, 2022, respectively.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	June 30, 2023
	COMPASS	GABA
Current assets	$193,601	$1,773
Non-current assets	16,233	—
Total assets	$209,834	$1,773

Current liabilities	$12,775	$1,751
Non-current liabilities	30,663	—
Total liabilities	$43,438	$1,751

	December 31, 2022
	COMPASS	GABA
Current assets	$191,651	$3,933
Non-current assets	5,643	—
Total assets	$197,294	$3,933

Current liabilities	$15,596	$1,542
Non-current liabilities	418	—
Total liabilities	$16,014	$1,542

Statements of operations

	Three Months Ended June 30, 2023
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(32,664)	$(1,928)
Net loss	$(28,335)	$(1,928)

	Three Months Ended June 30, 2022
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(27,256)	$(1,964)
Net loss	$(21,037)	$(1,964)

	Six Months Ended June 30, 2023
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(64,452)	$(2,961)
Net loss	$(52,543)	$(2,961)

	Six Months Ended June 30, 2022
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(52,676)	$(3,570)
Net loss	$(42,208)	$(3,570)

6. Notes Receivable

Short Term Notes Receivable – Related Parties, net

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

As of June 30, 2023, the Term Loans are recorded in Short term notes receivable – related parties, net on the Company's condensed consolidated balance sheets, which includes the principal balance of the Term Loans, accrued interest and allowance for credit losses. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings of $0.4 million, representing the allowance for credit losses for the Term Loans. During the three and six months ended June 30, 2023 and 2022, the Company recorded an immaterial increase to the allowance.

For the three months ended June 30, 2023 and 2022, the Company recognized $0.2 million and $0.1 million of interest income associated with the Term Loans. For the six months ended June 30, 2023 and 2022, the Company recognized $0.4 million and $0.2 million of interest income associated with the Term Loans. As of June 30, 2023 and December 31, 2022, the Term Loans have an outstanding balance of $8.5 million and $5.5 million.

Long Term Notes Receivable – Related Parties, net

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

The Company recorded the DemeRx Note at cost which included the principal balance of the DemeRx Note and accrued interest in Long term notes receivable - related parties, net on its condensed consolidated balance sheets. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings of $0.1 million, representing the allowance for credit losses for the DemeRx Note. During the three and six months ended June 30, 2023, the Company recorded an immaterial increase to the allowance.

For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any interest income associated with the DemeRx Note. As of June 30, 2023, and December 31, 2022, respectively, the DemeRx Note had an outstanding balance of $1.1 million and $1.1 million, respectively.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements
	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$60,920	$—	$—	$60,920
Investment in securities at fair value:
U.S. Treasuries	—	31,843	—	31,843
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	4,900	—	4,900
U.S. Government Agencies	—	49,659	—	49,659
Other investment at fair value	—	—	—	—
	$60,920	$86,402	$—	$147,322
Liabilities:
Contingent consideration liability - related parties	$—	$—	$842	$842
	$—	$—	$842	$842

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$72,334	$—	$—	$72,334
Investment in securities at fair value:
U.S. Treasuries	—	—	—	—
Commercial Paper	—	5,958	—	5,958
Corporate Notes/Bonds	—	17,719	—	17,719
U.S. Government Agencies	—	58,819	—	58,819
Other investment at fair value	—	—	—	—
	$72,334	$82,496	$—	$154,830
Liabilities:
Contingent consideration liability - related parties	$—	$—	$953	$953
	$—	$—	$953	$953

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
•
the expected first year of revenue, and
•
market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of June 30, 2023 and December 31, 2022, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.6 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		June 30, 2023	December 31, 2022

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	14.0%	13.1%
	Probability of the milestone	28.0%	10.0% - 21.0%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	12.9% - 14.7%	20.0% - 21.1%
	Discount rate for royalties on milestones	12.9% - 14.7%	12.3% - 13.4%
	Probability of success rate	13.4% - 28.0%	10.1% - 21.0%

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.2 million as of June 30, 2023, and December 31, 2022, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

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

The fair value of Common Stock is estimated by applying a discount for lack of marketability (“DLOM”) of 5.0% as of June 30, 2023 and December 31, 2022. The Company estimated a DLOM in connection with the valuation of the Common Stock to reflect the restrictions associated with the Common Stock. As of June 30, 2023 and December 31, 2022, the only restriction that remains is the unregistered nature of the Common Stock. The fair value of Common Stock, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of June 30, 2023 and December 31, 2022.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of June 30, 2023 and December 31, 2022.

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of June 30, 2023 and as of December 31, 2022:

	June 30, 2023	December 31, 2022
Value of Underlying	$0.18	$0.19
Expected Volatility	100%	100%

The fair value of the Additional Unit Warrants is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Additional Unit Warrants are calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Unit Warrants is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Unit Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of June 30, 2023 and December 31, 2022.

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of June 30, 2023 and as of December 31, 2022:

	June 30, 2023	December 31, 2022
Value of Underlying	$0.18	$0.19
Expected Volatility	105%	100%

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

Contingent Consideration Liability - Related Parties
Balance as of December 31, 2022	$953
Initial fair value of instrument	—
Change in fair value	(35)
Extinguishment of liability	—
Balance as of March 31, 2023	$918
Initial fair value of instrument	—
Change in fair value	(76)
Extinguishment of liability	—
Balance as of June 30, 2023	$842

Contingent Consideration Liability - Related Parties
Balance as of December 31, 2021	$2,483
Initial fair value of instrument	—
Change in fair value	—
Extinguishment of liability	(50)
Balance as of March 31, 2022	$2,433
Initial fair value of instrument	—
Change in fair value	(95)
Extinguishment of liability	—
Balance as of June 30, 2022	$2,338

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$41	$2,034
Prepaid research and development related expenses	3,019	4,626
Tax receivables	1,762	5,631
Other	1,435	1,745
Total	$6,257	$14,036

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued accounting, legal, and other professional fees	$3,023	$3,566
Accrued external research and development expenses	4,886	5,550
Accrued restructuring costs	91	—
Accrued payroll	3,137	5,260
Taxes payable	808	2,224
Other liabilities	910	706
Total	$12,855	$17,306

10. Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes lease payments made, lease incentives, and initial direct costs incurred, if any.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate, which is based on the information available at commencement date. As of June 30, 2023, the operating lease liabilities reflect a weighted-average discount rate of 12.5%.

Operating Leases

The Company leases certain office space under long-term operating leases that expire at various dates through 2028. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of June 30, 2023 was 4.5 years.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Right-of-use assets	Operating lease right-of-use asset, net	$1,367	$226
Current lease liabilities	Current portion of lease liability	322	180
Non-current lease liabilities	Non-current portion of lease liability	1,095	44

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three and six months ended June 30, 2023 and 2022 (in thousands):

Lease Cost Components	Statement of Operations Classification	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating lease cost	Operating expenses: General and administrative	$145	$77	$280	$124
Short-term lease cost	Operating expenses: General and administrative	88	122	180	221
Total lease cost		$233	$199	$460	$345

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2023 (excluding six months ended June 30, 2023)	$249
2024	410
2025	366
2026	366
2027	366
2028	122
Total lease payments	1,879
Less: Imputed interest	(462)
Present value of lease liabilities	$1,417

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$187	$120
Right-of-use assets obtained in exchange for new operating lease liabilities	1,356	487

11. Debt

Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Convertible notes issued in October 2020	$420	$415
Total	$420	$415

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

Term Loan

Hercules Loan and Security Agreement

In August 2022, the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc. entered into a Loan and Security Agreement the “Hercules Loan Agreement”. The Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”).

On May 26, 2023, ATAI Life Sciences N.V. (the “Company”), ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain subsidiary guarantors of the Company (collectively, the “Subsidiary Guarantors”) entered into the Second Amendment to Loan and Security Agreement (the “Amendment”), with the several banks and other financial institutions or entities from time to time parties to the Hercules Loan Agreement (collectively, the “Lenders”) and Hercules Capital, Inc., a Maryland corporation, in its capacity as administrative agent and collateral agent for itself and for the Lenders (the “Agent”) which amends that certain Loan and Security Agreement, dated August 9, 2022 (as amended by that certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Existing Loan Agreement,” and as amended by the Amendment, the “Agreement”) to, among other things, (i) extend the availability of Tranche 1B of $10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi) amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

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

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on ATAI NV and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of June 30, 2023, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

During the three and six months ended June 30, 2023, interest expense included $0.1 million and $0.2 million of amortized deferred financing costs related to the 2022 Term Loan Facility. As the Hercules Loan Agreement was executed in August 2022, during the three and six months ended June 30, 2022 the Company did not incur any interest expense or amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$15,000	$15,000
End of the term charge	1,042	1,042
Less: unamortized issuance discount	(240)	(274)
Less: unamortized issuance costs	(99)	(113)
Less: unamortized end of term charge	(835)	(952)
Net carrying amount	14,868	14,702
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$14,868	$14,702

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $15.9 million as of June 30, 2023, and $14.9 million as of December 31, 2022, respectively. The fair value of the debt obligations under the 2022 Term Loan Facility represent Level 3 measurements within the fair value hierarchy.

12. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of supervisory directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of June 30, 2023 and December 31, 2022, no cash dividends have been declared or paid.

13. Stock-Based Compensation

atai Equity Incentive Plans

The Company has options and restricted stock units (“RSUs”) outstanding under various equity incentive plans, including the 2020 Incentive Plan, 2021 Incentive Plan, and HSOP Plan, which are further described in Note 12 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023.

As of June 30, 2023, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of June 30, 2023, 30,929,033 shares were available for future grants under the 2021 Incentive Plan.

As of June 30, 2023, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a five-year or ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2022 to June 30, 2023:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	34,880,604		$5.98	5.71	$10,647
Granted	9,862,628	(1)	1.29	—	—
Exercised	(74,562)		2.44	—	—
Cancelled or forfeited	(2,775,481)		7.47	—	—
Outstanding as of June 30, 2023	41,893,189	(2)	$4.78	6.13	$10,203
Options exercisable as of June 30, 2023	21,049,667		$5.31	4.01	$5,723

(1)
Includes (a) 9,862,628 stock options that will vest over a four-year service period.
(2)
The 20,843,522 outstanding unvested stock options includes (a) 19,301,248 that will continue to vest over a one to four-year service period, (b) 1,269,708 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company's publicly traded shares, and (d) 172,566 stock options that will continue to vest over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which were achieved in the fourth quarter of 2022.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $0.96.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the six months ended June 30, 2023, the assumptions used in the Black-Scholes option pricing model were as follows:

	June 30,
	2023	2022
Weighted average expected term in years	6.07	5.93
Weighted average expected stock price volatility	86.4%	70.5%
Risk-free interest rate	3.50% - 3.92%	1.46% - 3.03%
Expected dividend yield	0%	0%

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $7.3 million and $8.1 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $14.7 million and $16.7 million, respectively.

As of June 30, 2023, total unrecognized compensation cost related to the unvested stock options was $52.8 million, which is expected to be recognized over a weighted average period of 1.91 years.

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

The following is a summary of stock option activity from December 31, 2022 to June 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,921,829	6.64	13.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of June 30, 2023	6,921,829	$6.64	12.51	$—
Options exercisable as of June 30, 2023	6,432,646	$6.64	12.51	$—

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $0.9 million and $1.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $1.8 million and $2.5 million, respectively.

As of June 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $1.4 million which is expected to be recognized over a weighted average period of 0.2 years.

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

The following is a summary of restricted stock unit activity from December 31, 2022 to June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	—	$—
Granted	3,251,815	1.18
Vested	—	—
Forfeited	80,680	1.18
Unvested at June 30, 2023	3,171,135	$1.18

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $0.5 million and $0, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $0.6 million and $0, respectively.

The total fair value of restricted stock units vested during the six months ended June 30, 2023 was $0. As of June 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $3.2 million, which is expected to be recognized over a weighted average period of 1.71 years.

Subsidiary Equity Incentive Plans

Certain controlled subsidiaries of the Company adopted their own equity incentive plans (each, an “EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options and restricted stock unit awards under their respective EIP. Standard option grants have time-based vesting requirements, generally vesting over a period of four years with a contractual term of ten years. Such time-based stock options use the Black-Scholes option pricing model to determine grant date fair value. Certain awards issued to employees partially vest on date of grant, then over a three-year service period and upon the satisfaction of specified performance-based vesting conditions, which are not considered probable of achievement as of June 30, 2023.

For the three months ended June 30, 2023 and 2022, the Company recorded share-based compensation expense of $0.1 million and $0.2 million, respectively, in relation to subsidiary EIPs. For the six months ended June 30, 2023 and 2022, the Company recorded share-based compensation expense of $0.2 million and $0.4 million, respectively, in relation to subsidiary EIPs. As of June 30, 2023, there was $0.4 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 0.9 years. As of June 30, 2023, the unrecognized stock-based compensation expense from EIP’s awards with liquidity-based performance vesting conditions issued to employees and non-employee directors was approximately $6.5 million, which will be recognized in future periods if and when the attainment of the performance vesting criteria becomes probable.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended June 30, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended June 30, 2023
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$3,168	$—	$107	$3,275
General and administrative	4,580	894	13	5,487
Total share based compensation expense	$7,748	$894	$120	$8,762

The following table summarizes the total stock-based compensation expense by function for the three months ended June 30, 2022, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended June 30, 2022
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$3,717	$—	$149	$3,866
General and administrative	4,395	1,176	74	5,645
Total share based compensation expense	$8,112	$1,176	$223	$9,511

The following table summarizes the total stock-based compensation expense by function for the six months ended June 30, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Six Months Ended June 30, 2023
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$6,528	$—	$213	$6,741
General and administrative	8,890	1,768	25	10,683
Total share based compensation expense	$15,418	$1,768	$238	$17,424

The following table summarizes the total stock-based compensation expense by function for the six months ended June 30, 2022, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Six Months Ended June 30, 2022
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$7,344	$—	$296	$7,640
General and administrative	9,402	2,526	152	12,080
Total share based compensation expense	$16,746	$2,526	$448	$19,720

14. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $185,000 and $51,000 of income tax expense for the three months ended June 30, 2023 and 2022 respectively. The Company recorded $351,000 and $92,000 of income tax expense for the six months ended June 30, 2023 and 2022 respectively. The income tax expense during these periods was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(33,771)	$(37,509)	$(68,126)	$(75,067)
Net loss attributable to noncontrolling interests	(729)	(891)	(1,948)	(1,580)
Net loss attributable to ATAI Life Sciences N.V. shareholders — basic and diluted	$(33,042)	$(36,618)	$(66,178)	$(73,487)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders — basic and diluted	155,792,490	153,971,202	155,793,323	153,751,456
Net loss per share attributable to ATAI Life Sciences N.V. shareholders — basic and diluted	$(0.21)	$(0.24)	$(0.42)	$(0.48)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of June 30,
	2023	2022
Options to purchase common stock	41,893,189	34,410,771
HSOP options to purchase common stock	6,921,829	7,046,496
2018 Convertible Promissory Notes - Related Parties (Note 11)	6,201,824	9,561,824
Unvested restricted stock units	3,171,135	—
	58,187,977	51,019,091

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

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly has not accrued a related liability. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. The Company currently believes that the outcome of any future potential legal proceedings, either individually or in the aggregate, will not have a material effect on its consolidated financial position, results of operations or cash flows.

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

For the three and six months ended June 30, 2023 and 2022 there were no milestones achieved under the Otsuka Agreement and we recognized $0.2 million and $0.2 million of revenue related to certain research and development services, respectively, which included recognizing the remaining deferred revenue balance related to the Otsuka Agreement.

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

During the three and six months ended June 30, 2023 and 2022, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three and six months ended June 30, 2023 and 2022, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three and six months ended June 30, 2023, Kures made no material payments or share issuances in connection with the Columbia agreement.

During the three months ended June 30, 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, the Company issued certain anti-dilution common stock to Columbia worth $0.3 million. The Company expensed the cost incurred for acquiring license as research & development expense at inception.

Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional shares was also expensed as research & development expense during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2022, the Company recognized $0.4 million and $0.4 million, respectively, of in-process research & development expense in connection with the SPA and the License Agreement.

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

During the three and six months ended June 30, 2023 and 2022, respectively, Psyber made no material payments pursuant to the Accelerate License agreement.

Dalriada License Agreement

In December 2021, Invyxis, Inc. (“Invyxis”), a wholly owned subsidiary of the Company, entered into an exclusive services and license agreement (the “Invyxis ESLA”) with Dalriada Drug Discovery Inc. (“Dalriada”). Under the Invyxis ESLA, Dalriada is to exclusively collaborate with Invyxis to develop products, services and processes with the specific purpose of generating products consisting of new chemical entities. Invyxis will pay Dalriada up to $12.8 million in service fees for research and support services. In addition, Invyxis will pay Dalriada success milestone payments and low single digit royalty payments based on net product sales. Invyxis has the right, but not the obligation, to settle future royalty payments based on net product sales with the Company's common stock. Invyxis and Dalriada will determine the equity settlement based on a price per share determined by both parties.

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

During the three months ended June 30, 2023 and 2022, the Company recorded $0.6 million and $1.4 million, respectively, as research and development expense in the condensed consolidated statement of operations. During the six months ended June 30, 2023 and 2022, the Company recorded $1.1 million and $1.8 million, respectively as research and development expense in the condensed consolidated statement of operations.

During the three and six months ended June 30, 2022, Invyxis made no other service fee payments to Dalriada.
18. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 20.4% and 19.7% of the outstanding common stock in the Company as of June 30, 2023 and December 31, 2022, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.5% and 6.5% of the outstanding common stock in the Company as of June 30, 2023 and December 31, 2022, respectively.

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

As a result of the Consulting Agreement, for the three months ended June 30, 2023 and 2022, the Company recorded $0.2 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations. Additionally, as a result of the Consulting Agreement, for the six months ended June 30, 2023 and 2022, the Company recorded $0.4 million and $0.4 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations.

For the three months ended June 30, 2023 and 2022, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board. For the six months ended June 30, 2023 and 2022, the Company recorded $0.3 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

19. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.1 million and $0.1 million of related compensation expense for the three months ended June 30, 2023 and 2022. The Company recognized $0.3 million and $0.2 million of related compensation expense for the six months ended June 30, 2023 and 2022.

20. Corporate Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction was incurred primarily during the six months ended June 30, 2023, resulting in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of stock-based compensation expense. Of the restructuring expense, for the three and six months ended June 30, 2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the condensed consolidated statement of operations.

As of June 30, 2023, net restructuring liabilities totaled approximately $0.1 million included in accrued expenses on the Company's condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the six months ended June 30, 2023 is as follows:

Six Months Ended June 30, 2023
Restructuring liability as of December 31, 2022	$—
Restructuring costs expensed during the period	3,194
Non-cash impact of stock-based compensation	(195)
Cash payments of restructuring liabilities, net	(2,908)
Restructuring liability as of June 30, 2023	$91

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $33.1 million and $36.6 million for the three months ended June 30, 2023 and 2022, respectively. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $66.2 million and $73.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, our accumulated deficit was $576.9 million and $510.2 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of June 30, 2023, we had cash and cash equivalents of $141.1 million and short-term securities of $86.4 million. We believe that our existing cash and cash equivalents and short-term securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes and a term loan.

Our Model and Strategy

We have a team of experienced drug discoverers, developers and innovators working towards our goal to heal mental health disorders. We operate a decentralized model to enable scalable drug or technological development at our atai companies. Our atai companies drive development of programs that we have either acquired a controlling or significant interest in or created de novo. We believe that this model provides our development teams the support and incentives to rapidly advance their programs in a cost-efficient manner. To grow our business, we intend to acquire development programs and companies that may further our goal of advancing transformative treatments for patients that suffer from mental health disorders.

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

In addition, in February 2023 we conducted a reduction in force of approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. Refer to Note 20 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Our Core Clinical Programs

Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications. The table below summarizes the status of our core product candidate portfolio as of the date of this Quarterly Report.

Note: DMT = N,N-dimethyltryptamine; MDMA = 3.4-Methlenedioxymethamphetamine.

1. Recognify and DemeRx IB are both variable interest entities; GABA is a non-consolidated VIE with operational involvement through Master Service Agreement (MSA) model; EmpathBio and Viridia are wholly-owned subsidiaries; COMPASS Pathways is a non-controlling equity interest.

2. RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl-1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts.

3. Developing COMP360, a formulation of psilocybin, administered with psychological support from specially trained therapists.

Clinical Pipeline Recent Advancements

The following details recent advancements regarding certain of our clinical programs:

DMX-1002 (ibogaine) for Opioid Use Disorder - DemeRx IB)

Recent Advancements:

•
Today, we announced results from the Phase 1 study of DMX-1002 (ibogaine HCI), a cholinergic, glutamatergic and monoaminergic receptor modulator being developed for the treatment of Opioid Use Disorder (OUD).
•
The single-blinded Phase 1 study assessed safety, tolerability and pharmacokinetics of single-ascending doses of DMX-1002 in healthy volunteers. Oral doses of 3 mg/kg, 6 mg/kg & 9 mg/kg were evaluated in 20 participants.
•
Results of the Phase 1 trial demonstrated that oral doses of DMX-1002 at 9 mg/kg achieved plasma concentrations in line with those described in previous studies, in which subjects reported psychedelic experiences and obtained therapeutic benefit in OUD.
•
The treatment-related adverse events (AEs) were similar to those observed in prior trials of DMX-1002, and a majority (>94%) were rated mild-to-moderate in severity. There were no serious adverse events reported.
•
In one of the two participants who received 9 mg/kg of DMX-1002, QTc prolongation reached levels near those seen at the 10 mg/kg dose in the published literature (median change: 95 ms). In this participant, QTcF prolongation of 90-94ms was observed, up to QTcF interval of 493-501 msec. The patient was asymptomatic, with no cardiac arrythmias, and the QTc change resolved without intervention or sequalae.
•
During the study we closely worked with cardiology experts who concluded that while QT prolongation of this order is a clinical risk, monitoring can help mitigate the risk to ensure the safety of patients, especially in a medical setting. The benefit of the drug will need to be defined in efficacy trials and will need to be weighed against the risks that have been defined.
•
The company plans to engage regulatory authorities to assess progressing DMX-1002 into an efficacy study in patients with OUD.

RL-007 (Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia - Recognify Life Sciences)

Recent Advancements:

•
In the first quarter of 2023, the first patient was dosed in the Phase 2b study of RL-007 in patients with Cognitive Impairment Associated with Schizophrenia (CIAS).
•
The ongoing Phase 2b study is a randomized, placebo-controlled, double-blind study. The primary endpoint of the study is the change in baseline in the MATRICS Consensus Cognitive Battery (MCCB) neurocognitive composite score, a well-established regulatory endpoint.
•
We anticipate reporting top-line results from this study in the second half of 2024.

VLS-01 (N,N-Dimethyltryptamine; (“DMT”) for Treatment Resistant Depression - Viridia Life Sciences)

Recent Advancements:

•
We recently completed Part 1 and Part 2 of an ongoing Phase 1 open-label, single-ascending dose study of VLS-01 in healthy adult participants. The ongoing Phase 1 study is designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and our proprietary oral transmucosal film (OTF) formulation.
•
In Part 1 (IV) and Part 2 (OTF), VLS-01 was well-tolerated, with no dose-limiting toxicity and a favorable safety profile. VLS-01 produced generally dose-dependent increases in exposure, and administration resulted in subjective psychedelic experiences in the majority of subjects. Part 3 is exploring further optimization of PK and PD of our proprietary OTF formulation, including further dose ranging.
•
We expect to report additional clinical data in the third quarter of 2023.

EMP-01 (3,4-methylenedioxy-methamphetamine [MDMA] derivative for Post Traumatic Stress Disorder - EmpathBio)

Recent Advancements:

•
The ongoing Phase 1 study is designed to evaluate the safety and tolerability of single-ascending doses of EMP-01 in healthy adult participants.
•
Enrollment has been recently completed and we expect to report initial clinical data in the fourth quarter of 2023.

PCN-101 (R-Ketamine for Treatment Resistant Depression – Perception Neurosciences)

Recent Advancements:

•
We recently announced completion of the Phase 1 open-label bridging study designed to assess the safety, tolerability, and pharmacokinetic profile of 60mg, 90mg and 120mg of PCN-101 delivered subcutaneously (SQ) as compared to 60mg of PCN-101 delivered IV.
•
Pharmacokinetic (PK) analysis indicates that 120mg of PCN-101 delivered SQ resulted in an approximate doubling of drug exposure (AUC) while maintaining approximately the same maximum concentration (Cmax) as the 60mg IV dose.
•
At the highest SQ dose of 120mg, rates of sedation (defined as MOAA/S score <5) and dissociation (defined as CADSS total score >4 and change from baseline >0) were each 14%. Overall, we believe the data supports testing the concept of at-home use of PCN-101 in future studies.
•
We continue to work with Perception Neuroscience to explore strategic partnership options.

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

Acquisitions/Investments

To continue to grow our business and to aid in the development of our various product candidates, we are strategically acquiring and investing in companies that share our common goal towards advancing transformative treatments, including psychedelic compounds and digital therapeutics, for patients that suffer from mental health disorders.

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

Effective April 23, 2021, we adopted and our shareholders approved the 2021 Incentive Award Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan enables us to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to our executive officers, directors and other employees and consultants. Any shares subject to outstanding options originally granted under the 2020 Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan. For the three months ended June 30, 2023 and 2022, we incurred $8.8 million and $9.5 million of stock-based compensation expense, respectively. For the six months ended June 30, 2023 and 2022, we incurred $17.4 million and $19.7 million of stock-based compensation expense, respectively.

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

For the three and six months ended June 30, 2023 and 2022 there were no milestones achieved under the Otsuka Agreement and we recognized $0.2 million and $0.2 million of revenue related to certain research and development services, respectively, which included recognizing the remaining deferred revenue balance related to the Otsuka Agreement.

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

Subsequent to our February 2023 reduction in force, we expect that our general and administrative expenses will not materially increase in the near future. We may add more general and administrative head count in the future to support the potential commercialization of our product candidates.

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

Interest Expense

Interest expense consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement (as defined below) entered into in August 2022. Upon closing of the Loan Agreement, Hercules Capital, Inc. issued a term loan advance in the amount of $15.0 million. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion of the 2022 Term Loan Facility.

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

Other Income (Expense)

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of June 30, 2023. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of June 30, 2023 and December 31, 2022, we had no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (unaudited)

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
License revenue	$172	$170	$2	1.2%
Operating expenses:
Research and development	15,476	17,949	(2,473)	-13.8%
Acquisition of in-process research and development	—	357	(357)	-100.0%
General and administrative	16,558	17,221	(663)	-3.8%
Total operating expenses	32,034	35,527	(3,493)	-9.8%
Loss from operations	(31,862)	(35,357)	3,495	-9.9%
Other income (expense), net:
Interest income	303	117	186	159.0%
Interest expense	(658)	—	(658)	-100.0%
Change in fair value of contingent consideration liability - related parties	76	95	(19)	-20.0%
Change in fair value of warrant liability	—	53	(53)	100.0%
Change in fair value of securities carried at fair value	526	(584)	1,110	-190.1%
Foreign exchange gain (loss), net	(9)	4,882	(4,891)	-100.2%
Other income (expense), net	(34)	(12)	(22)	183.3%
Total other income (expense), net	204	4,551	(4,347)	-95.5%
Loss before income taxes	(31,658)	(30,806)	(852)	2.8%
Provision for income taxes	(185)	(51)	(134)	262.7%
Losses from investments in equity method investees, net of tax	(1,928)	(6,652)	4,724	-71.0%
Net loss	(33,771)	(37,509)	3,738	-10.0%
Net loss attributable to noncontrolling interests	(729)	(891)	162	-18.2%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(33,042)	$(36,618)	$3,576	-9.8%

License Revenue

We recognized $0.2 million and $0.2 million of license revenue for the three months ended June 30, 2023 and 2022, respectively, which included recognizing the remaining deferred revenue balance related to the Otsuka Agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Our Core Clinical Programs
VLS-01 (Viridia)	$2,104	$(214)	$2,318	1083.2%
RL-007 (Recognify)	1,651	312	1,339	429.2%
DMX-1002 (DemeRx IB)	480	924	(444)	-48.1%
EMP-01 (EmpathBio)	933	1,089	(156)	-14.3%
Our Other Clinical Programs
PCN-101 (Perception)	1,963	3,609	(1,646)	-45.6%
KUR-101 (Kures)	93	1,214	(1,121)	-92.3%
RLS-01 (Revixia)	39	953	(914)	-95.9%
Enabling Technologies and Drug Discovery Platforms	1,069	2,868	(1,799)	-62.7%
Unallocated research and development expenses:
Personnel expenses	6,417	6,733	(316)	-4.7%
Professional and consulting services	615	363	252	69.4%
Other	112	98	14	14.3%
Total research and development expenses	$15,476	$17,949	$(2,473)	-13.8%

Research and development expenses were $15.5 million for the three months ended June 30, 2023, compared to $17.9 million for the three months ended June 30, 2022. The decrease of $2.4 million was primarily attributable to a $1.8 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, $0.6 million decrease of direct costs in our clinical programs as discussed below, and $0.3 million decrease in personnel expenses (including $0.6 million decrease in stock-based compensation), partially offset by $0.3 million increase in professional and consulting services.

Our Core Clinical Programs:

Viridia Life Sciences: VLS-01 (N,N-Dimethyltryptamine; DMT) for Treatment Resistant Depression (TRD)

The $2.3 million increase in direct costs for VLS-01 was primarily due to an increase of $1.1 million of clinical development costs, $1.0 million increase in manufacturing costs and $0.2 million increase in preclinical development costs relating to our ongoing Phase 1 three-part trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary oral transmucosal film (OTF) formulation.

RL-007 (Recognify Life Sciences)

The $1.3 million increase in direct costs for the RL-007 program was primarily due to an increase of $1.3 million of clinical development costs related to the on-going Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

DemeRx IB: DMX-1002 (ibogaine) for OUD

The $0.4 million decrease in direct costs for the DMX-1002 program was primarily due to a decrease of $0.4 million of clinical development costs.

EmpathBio: EMP-01 (MDMA derivative) for PTSD

The $0.2 million decrease in direct costs for EMP-01 was primarily due to a decrease of $0.7 million preclinical activities and $0.1 million decrease of manufacturing costs, partially offset by a $0.7 million increase in clinical development costs relating to our on-going Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Our Other Clinical Programs

Perception Neuroscience: PCN-101(R-Ketamine) for TRD

The $1.6 million decrease in direct costs for PCN-101 was primarily due to a decrease of $1.2 million of clinical development costs, $0.3 million decrease in manufacturing costs and $0.2 million decrease in personnel related costs, partially offset by $0.1 million increase in preclinical costs.

Kures: KUR-101(deuterated mitragynine) for OUD

The $1.1 million decrease in direct costs for KUR-101 was primarily due to a $1.0 million decrease of clinical development costs and $0.1 million decrease in manufacturing costs.

Revixia Life Sciences: RLS-01 for TRD

The $0.9 million decrease in direct costs for RLS-01 was primarily due to a $0.8 million decrease of manufacturing costs and $0.1 million decrease of preclinical development costs.

Enabling Technologies and Drug Discovery Platforms

The $1.8 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $0.9 million in our Invyxis program, $0.4 million in our TryptageniX program, $0.3 million in our InnarisBio program, $0.1 million in our PsyProtix program and $0.1 million in our EntheogeniX program.

Acquisition of In-Process Research and Development Expense

Acquisition of in-process research and development expenses were $0 for the three months ended June 30, 2023 and $0.4 million for the three months ended June 30, 2022, which related to license costs incurred by Kures.

General and Administrative Expenses

General and administrative expenses were $16.6 million for the three months ended June 30, 2023 compared to $17.2 million for the three months ended June 30, 2022. The decrease of $0.6 million was largely attributable to a decrease of $0.6 million decrease in investor relations and public company compliance fees, $0.6 million decrease in personnel and travel related costs (including $0.2 million decrease in stock-based compensation), and $0.4 million decrease in D&O insurance, partially offset by a $1.0 million increase in legal and professional service expenses.

Interest Income

Interest income for the three months ended June 30, 2023 and 2022 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.3 million and $0.1 million for the three months ended June 30, 2023 and 2022.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30, 2023, which consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. We recognized an immaterial amount of interest expense during the three months ended June 30, 2022, respectively.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the three months ended June 30, 2023 and 2022 we recognized a $0.1 million and $0.1 million of income related to the change in fair value, respectively, due to updates to certain assumptions used to calculate the Perception contingent consideration liability.

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. The change in fair value of warrant liability for the three months ended June 30, 2022 was not material.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the three months ended June 30, 2023 and 2022 we recognized a gain of $0.5 million and a loss of $0.6 million, respectively, relating to the change in fair value of securities.

Foreign Exchange Gain (Loss), net

We recorded a loss of $0.1 million related to foreign currency exchange rates for the three months ended June 30, 2023 and a gain of $4.9 million related to foreign currency exchange rate for the three months ended June 30, 2022. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Income (Expense)

We recognized an immaterial amount of other expense during the three months ended June 30, 2023 and 2022.

Provision For Income Taxes

We incurred current income tax expense of $185,000 for the three months ended June 30, 2023 compared to $51,000 for the three months ended June 30, 2022. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended June 30, 2023 and 2022 was $1.9 million and $6.7 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Six Months Ended June 30, 2023 and 2022 (unaudited)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
License revenue	$209	$170	39	22.9%
Operating expenses:
Research and development	34,757	33,409	1,348	4.0%
Acquisition of in-process research and development	—	357	(357)	-100.0%
General and administrative	30,529	35,203	(4,674)	-13.3%
Total operating expenses	65,286	68,969	(3,683)	-5.3%
Loss from operations	(65,077)	(68,799)	3,722	-5.4%
Other income (expense), net:
Interest income	579	215	364	169.3%
Interest expense	(1,280)	—	(1,280)	100.0%
Change in fair value of contingent consideration liability - related parties	111	95	16	16.8%
Change in fair value of warrant liability	—	53	(53)	-100.0%
Change in fair value of securities carried at fair value	1,490	(1,324)	2,814	-212.5%
Foreign exchange gain (loss), net	(846)	7,045	(7,891)	-112.0%
Other income (expense), net	209	(12)	221	-1841.7%
Total other income (expense), net	263	6,072	(5,809)	-95.7%
Loss before income taxes	(64,814)	(62,727)	(2,087)	3.3%
Provision for income taxes	(351)	(92)	(259)	281.5%
Losses from investments in equity method investees, net of tax	(2,961)	(12,248)	9,287	-75.8%
Net loss	(68,126)	(75,067)	6,941	-9.2%
Net loss attributable to noncontrolling interests	(1,948)	(1,580)	(368)	23.3%
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(66,178)	$(73,487)	$7,309	-9.9%

License Revenue

We recognized $0.2 million and $0.2 million of license revenue during the six months ended June 30, 2023 and 2022, respectively, which included recognizing the remaining deferred revenue balance related to the Otsuka Agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Our Core Clinical Programs
VLS-01 (Viridia)	$5,172	$1,576	$3,596	228.2%
RL-007 (Recognify)	3,379	707	2,672	377.9%
DMX-1002 (DemeRx IB)	956	1,490	(534)	-35.8%
EMP-01 (EmpathBio)	1,568	2,443	(875)	-35.8%
Our Other Clinical Programs
PCN-101 (Perception)	5,006	5,800	(794)	-13.7%
KUR-101 (Kures)	230	2,008	(1,778)	-88.5%
RLS-01 (Revixia)	83	1,344	(1,261)	-93.8%
Enabling Technologies and Drug Discovery Platforms	3,059	4,208	(1,149)	-27.3%
Unallocated research and development expenses:
Personnel expenses	14,109	13,054	1,055	8.1%
Professional and consulting services	916	498	418	83.9%
Other	279	281	(2)	-0.7%
Total research and development expenses	$34,757	$33,409	$1,348	4.0%

Research and development expenses were $34.8 million for the six months ended June 30, 2023, compared to $33.4 million for the six months ended June 30, 2022. The increase of $1.4 million was primarily attributable to a $1.1 million increase in personnel costs, (which included $1.8 million of restructuring costs related to the reduction in force in February 2023 and a $0.8 million decrease in stock-based compensation), $1.0 million increase of direct costs in our clinical programs as discussed below, and $0.5 million increase in professional and consulting services fees, partially offset by a $1.2 million decrease of costs related to our enabling technologies and drug discovery platforms as discussed below.

Our Core Clinical Programs:

Viridia Life Sciences: VLS-01 (N,N-Dimethyltryptamine; DMT) for Treatment Resistant Depression (TRD)

The $3.6 million increase in direct costs for VLS-01 was primarily due to an increase of $2.2 million of clinical development costs, a $1.1 million increase in preclinical development costs and a $0.2 million increase in manufacturing costs relating to our on-going Phase 1 three-part trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary oral transmucosal film (OTF) formulation.

RL-007 (Recognify Life Sciences)

The $2.7 million increase in direct costs for the RL-007 program was primarily due to an increase of $2.6 million of clinical development costs and a $0.1 million increase in manufacturing costs related to the on-going Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

DemeRx IB: DMX-1002 (ibogaine) for OUD

The $0.5 million decrease in direct costs for the DMX-1002 program was primarily due to a decrease of $0.5 million of clinical development costs.

EmpathBio: EMP-01 (MDMA derivative) for PTSD

The $0.9 million decrease in direct costs for EMP-01 was primarily due to a decrease of $1.3 million in preclinical development costs and $0.5 million decrease in manufacturing costs, partially offset by a $0.9 million increase in clinical development costs relating to our on-going Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Our Other Clinical Programs

Perception Neuroscience: PCN-101(R-Ketamine) for TRD

The $0.8 million decrease in direct costs for PCN-101 was primarily due to a decrease of $1.3 million of clinical development costs, and $0.4 million decrease in manufacturing costs, partially offset by a $0.8 million increase in preclinical development costs and $0.1 million increase in personnel costs.

Kures: KUR-101(deuterated mitragynine) for OUD

The $1.8 million decrease in direct costs for KUR-101 was primarily due to a $1.1 million decrease in clinical development costs, $0.5 million decrease in preclinical development costs, $0.1 million decrease in manufacturing costs and $0.1 million decrease in personnel costs.

Revixia Life Sciences: RLS-01 for TRD

The $1.3 million decrease in direct costs for RLS-01 was primarily due to a $1.1 million decrease in manufacturing costs and $0.2 million decrease in preclinical costs.

Enabling Technologies and Drug Discovery Platforms

The $1.2 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $0.7 million related to our Invyxis program, $0.3 million decrease in costs related to our PsyProtix program, $0.2 million decrease in costs related to our TryptageniX program, and $0.2 million decrease in costs related to our Introspect program, partially offset by a $0.2 million increase in our EntheogeniX program..

Acquisition of In-Process Research and Development Expense

Acquisition of in-process research and development expenses were $0 for the six months ended June 30, 2023 and $0.4 million for the six months ended June 30, 2022, which related to license costs incurred by Kures.

General and Administrative Expenses

General and administrative expenses were $30.5 million for the six months ended June 30, 2023 compared to $35.2 million for the six months ended June 30, 2022. The decrease of $4.7 million was largely attributable to a decrease of $2.6 million in personnel related costs (including $1.4 million decrease in stock-based compensation), $2.1 million decrease in VAT and other non-income taxes, and $1.1 million decrease in D&O and other insurance costs, partially offset by $1.4 million of restructuring costs related to the reduction in force in February 2023 and an increase of $0.2 million in legal and professional service expenses.

Interest Income

Interest income for the six months ended June 30, 2023 and 2022 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.6 million and $0.2 million for the six months ended June 30, 2023 and 2022.

Interest Expense

Interest expense was $1.3 million for the six months ended June 30, 2023, which consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. We recognized an immaterial amount of interest expense during the six months ended June 30, 2022.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the six months ended June 30, 2023 and 2022 we recognized a $0.1 million and $0.1 million of income related to the change in fair value, respectively, due to updates to certain assumptions used to calculate the Perception contingent consideration liability.

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. The change in fair value of warrant liability for the six months ended June 30, 2022 was not material.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the six months ended June 30, 2023 and 2022 we recognized a gain of $1.5 million and a loss of $1.3 million, respectively, relating to the change in fair value of securities.

Foreign Exchange Gain (Loss), net

We recorded a loss of $0.9 million related to foreign currency exchange rates for the six months ended June 30, 2023 and a gain of $7.0 million related to foreign currency exchange rate for the six months ended June 30, 2022. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Income (Expense)

We recognized other income of $0.2 million for the six months ended June 30, 2023, which consists principally of a $0.1 million gain recorded as a result of the Company's remeasurement of our expected credit loss allowance as of June 30, 2023 and $0.1 million of service revenue generated for general and administrative services performed by atai on behalf of our platform companies. See Note 2 to our unaudited condensed consolidated financial statements appearing in Part 1, Item 1 for additional discussion regarding our adoption of ASU 2016-13, Financial Instruments — Credit Losses. We recognized an immaterial amount of other expense during the six months ended June 30, 2022.

Provision For Income Taxes

We incurred current income tax expense of $351,000 for the six months ended June 30, 2023 compared to $92,000 for the six months ended June 30, 2022. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the six months ended June 30, 2023 and 2022 was $3.0 million and $12.3 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Sources of Liquidity

Initial Public Offering

In June 2021, we completed our IPO and issued and sold 17,250,000 of our common shares at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. As of June 30, 2023, we had cash and cash equivalents of $141.1 million and short-term securities of $86.4 million.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional aggregate principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In 2021, several noteholders elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for an aggregate amount of €5.8 million ($6.9 million) in order to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences AG, which was in accordance with the original terms of the 2018 Convertible Note Agreements. In May and July 2022, certain noteholders elected to convert some of their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. The investors paid €17.00 per share for an aggregate amount of €4.6 million ($4.6 million) in order to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences AG. Concurrently with the conversion of the 2018 Convertible Notes into common shares of ATAI Life Sciences AG, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The aggregate principal amount of 2018 Convertible Notes outstanding as of June 30, 2023 was $0.4 million.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS ordinary shares, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $79.2 million as of June 30, 2023. As of June 30, 2023, the carrying value of our investment in COMPASS was $0 under the equity method. As of June 30, 2023, our voting interest in COMPASS was 20.9%.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., which was most recently amended in May 2023. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of June 30, 2023, we had cash and cash equivalents of $141.1 million and short-term securities of $86.4 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months from the date of this Quarterly Report.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(43,725)	$(45,917)
Net cash used in investing activities	(5,987)	(232,950)
Net cash provided by financing activities	106	1,926
Effect of foreign exchange rate changes on cash	83	(1,193)
Net increase (decrease) in cash	$(49,523)	$(278,134)

Net Cash Used in Operating Activities

Net cash used in operating activities was $43.7 million for the six months ended June 30, 2023, which consisted of a net loss of $68.2 million, adjusted by non-cash charges of $19.9 million and net cash inflows from the change in operating assets and liabilities of $4.5 million. The non-cash charges primarily consisted of $17.4 million of stock-based compensation, $3.0 million of losses from our equity method investments, $0.8 million of unrealized foreign exchange losses, $0.2 million change in right-of-use asset and $0.2 million amortization of debt discount, partially offset by a $1.5 million gain relating to the change in the fair value of our short-term securities during the period. The net cash inflows from the change in operating assets and liabilities were primarily due to a decrease of $7.8 million in prepaid expenses and other current assets and a $1.4 million increase in accounts payable, partially offset by a $4.7 million decrease in accrued liabilities.

Net cash used in operating activities was $45.9 million for the six months ended June 30, 2022, which consisted of a net loss of $75.0 million, adjusted by non-cash charges of $28.5 million and net cash inflows from the change in operating assets and liabilities of $0.7 million. The non-cash charges primarily consisted of $19.7 million of stock-based compensation, $12.2 million of losses from our equity method investments and a $1.3 million loss relating to the change in the fair value of our short-term debt securities during the period, partially offset by $5.0 million of unrealized foreign exchange gains. The net cash inflows from the change in operating assets and liabilities were primarily due to a $2.6 million decrease in accounts payable and a decrease of $0.9 million in prepaid expenses and other current assets, partially offset by a $2.3 million increase in accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6.0 million for the six months ended June 30, 2023, primarily driven by $39.6 million of cash paid for securities at fair value, $3.0 million of loans to related parties, $0.3 million of capitalized internal-use software development costs and $0.2 million of purchases of property plant and equipment, partially offset by $37.2 million of proceeds from the sale and maturities of securities carried at fair value.

Net cash used in investing activities was $232.9 million for the six months ended June 30, 2022, primarily driven by $229.7 million of cash paid for securities carried at fair value, $3.0 million of loans remitted to related parties, $0.2 million of purchases of property and equipment and $0.1 million of capitalized internal-use software development costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2023, due to $0.2 million of proceeds from stock option exercises, partially offset by $0.1 million of financing costs paid.

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

As of June 30, 2023 an aggregate principal amount of $0.4 million remained outstanding under the 2018 Convertible Notes.

Hercules Term Loan

On August 9, 2022 (the “Closing Date”), we, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain of our subsidiary guarantors (collectively, the “Subsidiary Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”).

On May 26, 2023, "the “Company”, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain subsidiary guarantors of the Company (collectively, the “Subsidiary Guarantors”) entered into the Second Amendment to Loan and Security Agreement (the “Amendment”), with the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, the “Lenders”) and Hercules Capital, Inc., a Maryland corporation, in its capacity as administrative agent and collateral agent for itself and for the Lenders (the “Agent”) which amends that certain Loan and Security Agreement, dated August 9, 2022 (as amended by that certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Existing Loan Agreement,” and as amended by the Amendment, the “Agreement”) to, among other things, (i) extend the availability of Tranche 1B of

$10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi) amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 24, 2023. During the six months ended June 30, 2023, there have been no material changes from the contractual commitments and obligations previously disclosed in our Form 10-K, with the exception of the five year lease that commenced in February 2023 that is further described in Note 10 of the notes to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Form 10-K and in Note 2 to our consolidated financial statements included in our Form 10-K. As disclosed in Note 2 to our consolidated financial statements included in our Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report, there were no material changes to our critical accounting policies from those discussed in our Form 10-K.

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

As described in Note 2 to our unaudited condensed consolidated financial statements included in Part 1, Item 1, we have early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2023 we had cash and cash equivalents of $141.1 million and short-term securities of $86.4 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of June 30, 2023, we had $0.4 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of June 30, 2023, the carrying amount of our short and long-term notes receivables was an aggregate amount of $10.2 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, a hypothetical 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
None.
b)
None.
c)
Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1†	Second Amendment to the Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated May 26, 2023.	8-K	001-40493	10.1	5/31/2023

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10)(iv).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: August 10, 2023	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Stephen Bardin
Stephen Bardin
Chief Financial Officer and Managing Director (Principal Financial Officer)

Date: August 10, 2023	By:	/s/ Anne Johnson
Anne Johnson
Chief Accounting Officer
(Principal Accounting Officer)