Form 10-Q
period 2023-09-30
ATAI Life Sciences N.V.
filed 2023-11-14
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

As of November 6, 2023, the registrant had 166,010,476 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, partnerships and other strategic arrangements; the sufficiency of our cash and cash equivalents and short-term investments to fund our operations; available funding under the Hercules Capital, Inc. loan facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product development efforts; our limited operating history may make it difficult to evaluate the success of our business and to assess our future viability; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; as a result of covenants to our loan agreement with Hercules Capital, Inc., our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Form 10-K for the year ended December 31, 2022 (the "Form 10-K") as further updated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,492	$190,613
Securities carried at fair value	132,502	82,496
Prepaid expenses and other current assets	6,831	14,036
Total current assets	215,825	287,145
Property and equipment, net	992	928
Operating lease right-of-use asset, net	1,258	226
Other investments held at fair value	71,511	—
Other investments	3,659	6,755
Convertible notes receivable - related party	1,519	—
Long term notes receivable - related parties, net	10,349	7,262
Other assets	3,107	3,125
Total assets	$308,220	$305,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,506	2,399
Accrued liabilities	13,008	17,306
Current portion of lease liability	292	180
Other current liabilities	889	12
Total current liabilities	19,695	19,897
Contingent consideration liability - related parties	900	953
Non-current portion of lease liability	1,011	44
Convertible promissory notes - related parties, net of discounts and deferred issuance costs	410	415
Long-term debt, net	14,956	14,702
Other liabilities	2,736	3,664
Total liabilities	$39,708	$39,675
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at September 30, 2023 and December 31, 2022, respectively); 750,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 166,010,476 and 165,935,914 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	18,571	18,562
Additional paid-in capital	799,461	774,092
Share subscription receivable	—	(24)
Accumulated other comprehensive loss	(19,109)	(21,702)
Accumulated deficit	(532,647)	(510,188)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	266,276	260,740
Noncontrolling interests	2,236	5,026
Total stockholders’ equity	268,512	265,766
Total liabilities and stockholders’ equity	$308,220	$305,441

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License revenue	$87	$24	$296	$195
Operating expenses:
Research and development	13,290	19,028	48,047	52,437
Acquisition of in-process research and development	—	—	—	357
General and administrative	13,631	19,419	44,159	54,623
Total operating expenses	26,921	38,447	92,206	107,417
Loss from operations	(26,834)	(38,423)	(91,910)	(107,222)
Other income (expense), net:
Interest income	612	145	1,191	361
Interest expense	(686)	—	(1,965)	—
Change in fair value of contingent consideration liability - related parties	(58)	430	53	525
Change in fair value of warrant liability	—	—	—	53
Change in fair value of securities carried at fair value	1,832	344	3,322	(981)
Change in fair value of other investments held at fair value	69,014	—	69,014	—
Change in fair value of convertible notes receivable - related party	22	—	22	—
Foreign exchange gain (loss), net	253	4,470	(593)	11,515
Other income (expense), net	(308)	(100)	(100)	(112)
Total other income (expense), net	70,681	5,289	70,944	11,361
Net income (loss) before income taxes	43,847	(33,134)	(20,966)	(95,861)
Provision for income taxes	(238)	(135)	(588)	(227)
Losses from investments in equity method investees, net of tax	(238)	(2,432)	(3,199)	(14,680)
Net income (loss)	43,371	(35,701)	(24,753)	(110,768)
Net loss attributable to noncontrolling interests	(873)	(1,814)	(2,821)	(3,394)
Net income (loss) attributable to ATAI Life Sciences N.V. stockholders	$44,244	$(33,887)	$(21,932)	$(107,374)
Net income (loss) per common share attributable to ATAI Life Sciences N.V. stockholders — basic	$0.28	$(0.22)	$(0.14)	$(0.69)
Net income (loss) per common share attributable to ATAI Life Sciences N.V. stockholders — diluted	$0.25	$(0.22)	$(0.14)	$(0.69)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic	155,792,490	156,607,468	155,793,601	154,713,922
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — diluted	177,565,973	156,607,468	155,793,601	154,713,922

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$43,371	$(35,701)	$(24,753)	$(110,768)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,709	(4,597)	2,593	(17,452)
Comprehensive loss:	$45,080	$(40,298)	$(22,160)	$(128,220)
Comprehensive loss attributable to noncontrolling interests	(873)	(1,814)	(2,821)	(3,394)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	22	48	31	67
Comprehensive loss attributable to noncontrolling interests	(851)	(1,766)	(2,790)	(3,327)
Comprehensive income (loss) attributable to ATAI Life Sciences N.V. stockholders	$45,931	$(38,532)	$(19,370)	$(124,893)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

(unaudited)

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Stock-based compensation expense	—	—	8,662	—	—	—	8,662	—	8,662
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Foreign currency translation adjustment, net of tax	—	—	—	—	879	—	879	8	887
Net loss	—	—	—	—	—	(33,135)	(33,135)	(1,219)	(34,354)
Balances at March 31, 2023	166,010,476	$18,571	$782,926	$—	$(20,823)	$(543,849)	$236,825	$3,815	$240,640
Stock-based compensation expense	—	—	8,762	—	—	—	8,762	—	8,762
Foreign currency translation adjustment, net of tax	—	—	—	—	5	—	5	1	6
Net loss	—	—	—	—	—	(33,042)	(33,042)	(729)	(33,771)
Balances at June 30, 2023	166,010,476	$18,571	$791,688	$—	$(20,818)	$(576,891)	$212,550	$3,087	$215,637
Stock-based compensation expense	—	—	8,253	—	—	—	8,253	—	8,253
Adjustment to additional paid in capital upon acquiring additional interest in variable interest entity	—	—	(480)	—	—	—	(480)	—	(480)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,709	—	1,709	22	1,731
Net income	—	—	—	—	—	44,244	44,244	(873)	43,371
Balances at September 30, 2023	166,010,476	$18,571	$799,461	$—	$(19,109)	$(532,647)	$266,276	$2,236	$268,512

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2021	160,677,001	$18,002	$725,045	$—	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Issuance of shares upon exercise of stock options	42,827	5	127	—	—	—	132	—	132
Stock-based compensation expense	—	—	10,208	—	—	—	10,208	—	10,208
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,373)	—	(4,373)	(11)	(4,384)
Net loss	—	—	—	—	—	(36,869)	(36,869)	(689)	(37,558)
Balances at March 31, 2022	160,719,828	$18,007	$735,380	$—	$(12,709)	$(394,672)	$346,006	$8,351	$354,357
Conversion of convertible notes to common stock	960,000	101	1,039	—	—	—	1,140	—	1,140
Issuance of shares upon exercise of stock options	47,957	6	112	—	—	—	118	—	118
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	600	600
Issuance of subsidiary common shares	—	—	—	—	—	—	—	357	357
Stock-based compensation expense	—	—	9,511	—	—	—	9,511	—	9,511
Foreign currency translation adjustment, net of tax	—	—	—	—	(8,482)	—	(8,482)	30	(8,452)
Net loss	—	—	—	—	—	(36,618)	(36,618)	(891)	(37,509)
Balances at June 30, 2022	161,727,785	$18,114	$746,042	$—	$(21,191)	$(431,290)	$311,675	$8,447	$320,122
Conversion of convertible notes to common stock	3,360,000	346	3,427	—	—	—	3,773	—	3,773
Issuance of shares upon exercise of stock options	787,522	94	1,827	—	—	—	1,921	—	1,921
Stock-based compensation expense	—	—	10,515	—	—	—	10,515	—	10,515
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,597)	—	(4,597)	48	(4,549)
Net loss	—	—	—	—	—	(33,887)	(33,887)	(1,814)	(35,701)
Balances at September 30, 2022	165,875,307	$18,554	$761,811	$—	$(25,788)	$(465,177)	$289,400	$6,681	$296,081

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(24,753)	$(110,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	218	115
Change in right-of-use asset	297	—
Amortization of debt discount	272	—
Change in fair value of contingent consideration liability—related parties	(53)	(525)
Change in fair value of securities carried at fair value	(3,322)	981
Change in fair value of warrant liability	—	(53)
Change in fair value of other investments held at fair value	(69,014)	—
Change in fair value of convertible notes receivable - related party	(22)
Losses from investments in equity method investees	3,199	14,680
In-process research and development expense	—	357
Stock-based compensation expense	25,677	30,235
Unrealized foreign exchange (gains) losses	555	(9,536)
Other	(42)	(158)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,716	(1,778)
Accounts payable	3,096	(2,436)
Accrued liabilities	(4,980)	4,924
Net cash used in operating activities	(62,156)	(73,962)
Cash flows from investing activities
Purchases of property and equipment	(251)	(631)
Capitalized internal-use software development costs	(322)	(170)
Cash paid for other investments held at fair value	(724)	—
Cash paid for convertible notes receivable - related party	(1,497)	—
Cash paid for additional interest in variable interest entity	(480)	—
Proceeds from sale of other investments	486	—
Cash paid for other investments	—	(600)
Proceeds from sale and maturities of securities carried at fair value	130,363	94,055
Cash paid for securities carried at fair value	(177,047)	(256,554)
Loans to related parties	(3,000)	(3,000)
Net cash used in investing activities	(52,472)	(166,900)
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	206	2,171
Proceeds from issuance of subsidiary preferred shares	—	600
Proceeds from conversion of convertible notes to common stock	—	4,635
Proceeds from debt financings	—	15,000
Financing costs paid	(100)	(699)
Net cash provided by financing activities	106	21,707
Effect of foreign exchange rate changes on cash	401	(572)
Net increase (decrease) in cash and cash equivalents	(114,121)	(219,727)
Cash and cash equivalents – beginning of the period	190,613	362,266
Cash and cash equivalents – end of the period	$76,492	$142,539
Supplemental disclosures:
Cash paid for taxes	$(1,475)	$—
Cash paid for interest	$(1,428)	$—
Supplemental disclosures of non cash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$1,356	$487
Issuance of subsidiary shares to non-controlling interests in connection with Columbia stock purchase agreement	$—	$357
Deferred financing costs included in accounts payable and accrued expenses	$—	$1,046

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2023, the Company had cash and cash equivalents of $76.5 million, short-term securities of $132.5 million and its accumulated deficit was $532.6 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

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

Significant Accounting Policies

During the nine months ended September 30, 2023, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 except as described below.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of the Company’s investment in Intelgenx Technologies Corp. (“IntelGenx”), the fair value of convertible notes receivable - related party, securities carried at fair value, contingent consideration liability—related parties, in-process research and development assets (“IPRD”) and noncontrolling interests recognized in acquisitions, the valuation of share-based awards, and accruals for research and development costs.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds. The substantial majority of the Company’s cash is held in financial institutions in the United States and at times in excess of federally insured limits.

Investment Securities Portfolio

The following table sets forth the fair value of atai's available-for-sale securities portfolio at the dates indicated:

	Fair Value
	September 30, 2023	December 31, 2022
Money Market Funds	$650	$72,334
U.S. Treasuries	85,122	—
Commercial Paper	—	5,958
Corporate Notes/Bonds	4,925	17,719
U.S. Government Agencies	42,456	58,819
	$133,153	$154,830

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

The Company’s contingent consideration liability—related parties, IntelGenx convertible notes receivable - related party, IntelGenx Initial Warrants, IntelGenx Additional Units Warrants and IntelGenx 2023 Initial Warrants are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (See Note 7). The IntelGenx common stock and securities carried at fair value are determined according to Level 2 inputs in the fair value hierarchy above. The carrying amount reflected in the accompanying condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values, due to their short-term nature.

The carrying amounts of the Company’s remaining outstanding convertible promissory notes—related parties (“2018 Convertible Notes”) do not approximate fair value because the fair value is driven by the underlying value of the Company’s common shares into which the notes are to be converted. As of September 30, 2023, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $4.2 million, respectively. As of December 31, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $13.1 million, respectively. In 2022, several noteholders of the 2018 Convertible Notes elected to convert their promissory notes into the Company's common shares. See Note 11 for additional discussion.

Fair Value Option

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in common shares of IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under Other investments held at fair value in the Company's condensed consolidated balance sheets and changes in fair value are recognized as Change in fair value of convertible notes receivable - related party, in the condensed consolidated statements of operations. The carrying value of the investment remained at zero as of September 30, 2023 and December 31, 2022, respectively.

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

As a result of the disposition, the Company ceased having controlling financial interest in Neuronasal and the Company deconsolidated Neuronasal in November 2022 because it determined that it no longer was the primary beneficiary of Neuronsasal as it no longer had the power to direct the significant activities of Neuronasal. Upon the effective termination date, the Company derecognized all of Neuronasal's assets and liabilities from the Company's balance sheet, and recognized a gain of $1.5 million, which was recognized as a component of other income (expense), net in the Company's consolidated statements of operations for the year ended December 31, 2022. The Company determined that the value of the warrants received in connection with the Termination Agreement was de minimis as of the termination date and as of September 30, 2023. In connection with the deconsolidation of Neuronasal, the Company concluded that a loan loss had been incurred and the loan assets were impaired accordingly. The Company recognized an impairment of loan receivable of $0.9 million for the year ended December 31, 2022.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s condensed consolidated financial statements from the date of acquisition to September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of September 30, 2023	Relationship as of December 31, 2022	Date Control Obtained	Ownership % September 30, 2023	Ownership % December 31, 2022
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	58.9%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	64.5%
EntheogeniX Biosciences, Inc.	Wholly Owned Subsidiary	Controlled VIE	November 2019	100.0%	80.0%
DemeRx IB, Inc.	Controlled VIE	Controlled VIE	December 2019	59.5%	59.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
InnarisBio, Inc.	Controlled VIE	Controlled VIE	March 2021	82.0%	82.0%
TryptageniX Inc.	Controlled VIE	Controlled VIE	December 2021	65.0%	65.0%

As of September 30, 2023 and December 31, 2022, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

On September 1, 2023, the Company and Cyclica entered into a Stock Transfer Agreement which resulted in the Company's acquisition of Cyclica’s 20% equity ownership of EntheogeniX (the “Stock Transfer”). As a result of the "Stock Transfer", the Company owned 100% of the outstanding common stock of EntheogeniX and EntheogeniX became a wholly owned subsidiary of the Company. The Stock Transfer was accounted for as an equity transaction with no gain or loss recognized. The difference between the carrying amount of Cyclica's non-controlling interest and the cash paid for the acquisition of the additional equity interest was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets and condensed consolidated statements of stockholders' equity.

As of September 30, 2023 the Company owned 100% of the outstanding common stock of EntheogeniX. As of December 31, 2022, the Company owned 80% of the outstanding common stock of EntheogeniX.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of September 30, 2023 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	Psyber	InnarisBio	TryptageniX
Assets:
Current assets:
Cash	$776	$404	$1,845	$9,878	$2,846	$468	$442	$819	$1
Accounts receivable	84	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	275	48	203	2	745	—	—	156	2,675
Total current assets	1,135	452	2,048	9,880	3,591	468	442	974	2,676
Long term notes receivable	—	—	—	1,062	—	95	—	—	—
Other assets	—	—	—	—	—	—	721	—	—
Total assets	$1,135	$452	$2,048	$10,942	$3,591	$563	$1,163	$974	$2,676
Liabilities:
Current liabilities:
Accounts payable	$421	$301	$252	$335	$335	$—	$—	$—	$—
Accrued liabilities	886	14	114	206	1,173	19	94	315	15
Other current liabilities	—	—	—	—	—	—	—	—	—
Total current liabilities	1,308	314	365	541	1,508	19	94	315	15
Total liabilities	$1,308	$314	$365	$541	$1,508	$19	$94	$315	$15

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Net loss attributable to noncontrolling interests - common	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(700)	(93)	(426)	(1,219)
Comprehensive loss attributable to noncontrolling interests	6	2	—	8
Balance as of March 31, 2023	$1,037	$360	$2,418	$3,815
Net loss attributable to noncontrolling interests - common	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(266)	(32)	(431)	(729)
Comprehensive loss attributable to noncontrolling interests	(1)	2	—	1
Balance as of June 30, 2023	$770	$330	$1,987	$3,087
Net loss attributable to noncontrolling interests - common	—	—	—	—
Net income (loss) attributable to noncontrolling interests - preferred	(320)	65	(618)	(873)
Comprehensive loss attributable to noncontrolling interests	17	5	—	22
Balance as of September 30, 2023	$467	$400	$1,369	$2,236

	Perception	Kures	Recognify	Total
Balance as of December 31, 2021	$5,232	$—	$3,819	$9,051
Net loss attributable to noncontrolling interests - preferred	(571)	—	(118)	(689)
Comprehensive loss attributable to noncontrolling interests	(11)	—	—	(11)
Balance as of March 31, 2022	$4,650	$—	$3,701	$8,351
Issuance of noncontrolling interests	—	957	—	957
Net loss attributable to noncontrolling interests - preferred	(800)	—	(91)	(891)
Comprehensive loss attributable to noncontrolling interests	30	—	—	30
Balance as of June 30, 2022	$3,880	$957	$3,610	$8,447
Issuance of noncontrolling interests	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(977)	(149)	(330)	(1,456)
Net loss attributable to noncontrolling interests - common	—	(358)	—	(358)
Comprehensive loss attributable to noncontrolling interests	47	1	—	48
Balance as of September 30, 2022	$2,950	$451	$3,280	$6,681

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), DemeRx NB, Inc. (“DemeRx NB”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through September 30, 2023. The Company is not the primary beneficiary of Innoplexus, DemeRx NB or IntelGenx as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of Innoplexus, DemeRx NB or IntelGenx that would require consolidation as of September 30, 2023 and December 31, 2022.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of September 30, 2023, the Company’s maximum exposure for its non-consolidated VIEs was $3.6 million relating to the carrying values in Other investments and $10.3 million relating to the carrying value in Long term notes receivable – related parties, net in the condensed consolidated balance sheets.

As of December 31, 2022, the Company’s maximum exposure for its non-consolidated VIEs was $6.8 million relating to the carrying values in its Other investments and $7.2 million relating to the carrying value in Long term notes receivable—related parties, net in the condensed consolidated balance sheets.

5. Equity Method Investments and Other Investments

Equity Method Investments

As of September 30, 2023 and December 31, 2022, the Company accounted for the following investments in the investee’s common stock under the equity method (amounts in thousands):

		As of September 30, 2023			As of December 31, 2022
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc	December 2018	15.5%	(1)	—	22.4%		—
GABA Therapeutics, Inc	November 2020	7.5%	(2)	—	7.5%	(2)	—
Total				$—			$—

(1) The Company accounted for its investment in COMPASS Pathways plc under the equity method until August 18, 2023, the closing date of COMPASS Pathways plc's dilutive financing round described below in Other investments held at fair value.

(2) The Company is deemed to have significant influence over this entity through its total ownership interest in the entity’s equity, including the Company’s investment in the respective entity’s preferred stock, described below in Other Investments. The Company’s total ownership interest, considering both preferred and common stock is 54.7%.

Other investments held at fair value

As of September 30, 2023 and December 31, 2022, the carrying values of Other investments held at fair value, were as follows (in thousands):

	September 30, 2023		December 31, 2022
COMPASS Pathways plc	$70,787	(1)	$—
IntelGenx Technologies Corp.	724		—
Total	$71,511		$—

(1) The Company accounted for its investment in COMPASS Pathways plc under the equity method until August 18, 2023, the closing date of COMPASS Pathways plc's dilutive financing round. Following the August 18, 2023 financing, the Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence and as such will account for its COMPASS investment under ASC 321 at fair value.

COMPASS Pathways plc

COMPASS Pathways plc (“COMPASS”) is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018 with additional investments through 2021, resulting in the Company’s ownership of COMPASS ADSs as of December 31, 2022 of 22.4%. On August 18, 2023, COMPASS closed its most recent financing round in which the Company did not participate. Following the financing, the Company's ownership interest in COMPASS was 15.5%.

For the year ended December 31, 2022 and the period through August 18, 2023, the Company maintained significant influence through its ownership interest and accounted for its investment in under the equity method.

The carrying value of the Company's investment in COMPASS was reduced to zero as of December 31, 2022 due to IPR&D charges with no alternative future use and the Company recognizing its proportionate share of COMPASS net losses. During 2023, the Company did not record any losses from investments in equity method investees. During the three months and nine months ended September 30, 2022, the Company recognized its proportionate share of COMPASS’ net loss of $0.6 million and $10.1 million, respectively, as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

Following the August 18, 2023 financing, the Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence and as such will account for its COMPASS investment under ASC 321 at fair value. Any changes in fair value of the Company's investment in COMPASS will be recorded as a change in fair value of Other investments held at fair value in its condensed consolidated statements of operations.

Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $70.8 million as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company has recorded $69.0 million of change in fair value of other investments held at fair value in its condensed consolidated statements of operations.

IntelGenx Technologies Corp.

IntelGenx is a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market. In March 2021, IntelGenx and the Company entered into the Strategic Development Agreement and Purchaser Rights Agreement (“PPA”).

Securities Purchase Agreement

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

Following the initial closing, the Company held a 25% voting interest in IntelGenx. Pursuant to the PPA, the Company is entitled to designate a number of directors to the IntelGenx’s board of directors in the same proportion as the shares of common stock held by the Company to the outstanding of IntelGenx common shares. The Company has significant influence over IntelGenx through the Company's ownership interest in IntelGenx’s equity and its noncontrolling representation on IntelGenx’s board of directors.

The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and the Additional Units Warrant are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the condensed consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value of its $12.3 million investment was equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares, the Initial Warrants and the Additional Unit Warrants as a component of other income (expense), net in the condensed consolidated statements of operations. The carrying amount of the investment was reduced to zero as of December 31, 2021. During the three and nine months ended September 30, 2023, the Company recognized a zero mark-to-market (“MTM”) gain/loss in the condensed consolidated statements of operations. The carrying value of the investment remained at zero as of September 30, 2023 and December 31, 2022, respectively.

Subscription Agreement

On August 30, 2023, IntelGenx and the Company entered into a subscription agreement (the “Subscription Agreement”), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "Initial Units"), with each convertible debenture unit consisting of:

(i) $1,000 principal amount convertible promissory notes (the “2023 Initial Notes”) bearing interest at a rate of 12.0% per annum, payable quarterly in arrears beginning September 30, 2023, with all principal and accrued interest convertible into common shares of IntelGenx, at any time from the date that is six months following their issuance up to and including August 31, 2026 at a conversion price equal to $0.185 per common share; and

(ii) 5,405 common share purchase warrants of IntelGenx (the “2023 Initial Warrants”), each exercisable at an exercise price of $0.26 per common share for a period of three years following their issuance.

Pursuant to the Subscription Agreement, the Company agreed to subscribe for an additional 750 convertible debenture units (the "Subsequent Units") at a price of $750,000 subject to obtaining Shareholder Approvals (as defined below). The Subsequent Units shall be issued on the same terms as the Initial Units, with each Subsequent Unit consisting of (i) $1,000 principal amount convertible promissory notes and (ii) 5,405 common share purchase warrants of IntelGenx. The purchase of the Subsequent Units shall occur five business days following the date on which Shareholder Approvals are obtained.

Amendment to Subscription Agreement

Effective September 30, 2023 , IntelGenx and the Company amended the Subscription Agreement (the “Amended Subscription Agreement”), allowing the Company, subject to obtaining Shareholder Approvals (as defined below), to purchase up to an additional 7,401 convertible debenture units (the “Call Option Units”). The Call Option Units shall be issued on the same terms as the Initial Units, with each Call Option Unit consisting of (i) $1,000 principal amount convertible promissory notes, and (ii) 5,405 common share purchase warrants of IntelGenx.

The issuance of any Call Option Unit shall result in a corresponding reduction in the Company's remaining purchase right pursuant to the IntelGenx SPA executed in May 2021 (the “2021 Purchase Right”), with such right to be reduced by the maximum number of shares of common stock issuable in connection with such Call Option Units, and (ii) in the event that the 2021 Purchase Right has been fully or partially exercised such that the aggregate number of shares of common stock issued thereunder together with the number of shares of common stock issuable in accordance with the Call Option Units would exceed 100,000,000, the number of shares of common stock that may be issued in connection with the Call Option Units shall be reduced such that the aggregate number of shares of common stock issued thereunder together with the number of shares of common stock issuable in accordance with the Call Option Units does not exceed 100,000,000. The maximum number of shares of common stock available under the 2021 Purchase Right was reduced from 130,000,000 shares of common stock to 100,000,000 shares of common stock, such that in no event shall the aggregate number of shares of common stock issuable in accordance with the Call Option Units and the 2021 Purchase Right exceed 100,000,000.

There are limits over the conversion of the Initial Units, Subsequent Units, Call Options Units and the IntelGenx Term Loan (as per the Conversion Feature defined in Note 6) into common shares as follows:

(i) the aggregate number of IntelGenx common stock issued upon conversion of the Initial Units, Subsequent Units, Call Options Units and the IntelGenx Term Loan to any holders shall be limited to 43,664,524 Unit Shares (the “General Cap”), which equals 24.99% of the issued and outstanding shares of common stock of IntelGenx as of the date of the Subscription Agreement, unless the General Shareholder Approval (as defined below) is obtained; and

(ii) the aggregate number of IntelGenx common stock issued upon conversion of the Initial Units, Subsequent Units, Call Options Units and the IntelGenx Term Loan to insiders of IntelGenx shall be limited to 17,645,809 Unit Shares (the “Insider Issuance Cap”), which equals 9.99% of the issued and outstanding shares of common stock of IntelGenx as of the date of the Subscription Agreement, unless the Insider Shareholder Approval (as defined below) is obtained.

The Subsequent Units and the Call Option Units may not be exercised by the Company, in full or in part, unless the Pricing Shareholder Approval (as defined below) is obtained.

“General Shareholder Approval” means the approval by the shareholders of IntelGenx of the issuance of shares in connection with the Subscription Agreement, the Amendment to Subscription Agreement and the IntelGenx Term Loan above the General Cap.

“Insider Shareholder Approval” means the approval by the disinterested shareholders of IntelGenx to issue shares to insiders of IntelGenx in connection with the Subscription Agreement, the Amendment to Subscription Agreement and the IntelGenx Term Loan above the Insider Issuance Cap.

“Pricing Shareholder Approval” means, the approval by the disinterested shareholders of IntelGenx of (i) the conversion of the convertible promissory notes underlying the Subsequent Units and Call Option Units at a price of $0.185 per share of common stock, which may be less than the market price of the shares of common stock of IntelGenx, less the maximum allowable discount permitted under the rules of the Toronto Stock Exchange ( the "TSX") at the time of issuance of such notes, as applicable, in accordance with Section 607(e) of the TSX Company Manual, and (ii) the exercise of common share purchase warrants of IntelGenx underlying the Subsequent Units and Call Option Units at an exercise price of $0.26 per share of common stock, which may be less than the market price of the shares of common stock of IntelGenx at the time of issuance of such warrants, as applicable, in accordance with Section 607(i) of the TSX Company Manual.

“Shareholder Approvals” means, collectively, the General Shareholder Approval, the Insider Shareholder Approval and the Pricing Shareholder Approval. IntelGenx intends to seek the Shareholder Approvals at an upcoming special meeting of its shareholders to be held on November 28, 2023.

The 2023 Initial Warrants are accounted for at fair value under ASC 321. At September 30, 2023, the Company recorded the $0.7 million fair value of the 2023 Initial Warrants in Other investments held at fair value on the condensed consolidated balance sheets. The Company will recognize subsequent changes in fair value of the 2023 Initial Warrants as a component of other income (expense), net in the condensed consolidated statements of operations. See Note 6 for further discussion of the 2023 Initial Notes.

Strategic Development Agreement

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three and nine months ended September 30, 2023, research and development expense relating to the Strategic Development Agreement were $0.1 million and $0.3 million, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement. For the three and nine months ended September 30, 2022, there was an immaterial amount of research and development services performed in relation to the Strategic Development Agreement.

Other investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. Under the measurement alternative, the Company measured its other investments at cost, less any impairment, plus or minus, if any, observable price changes in orderly transactions for an identical or similar investment of the same issuer.

As of September 30, 2023 and December 31, 2022, the carrying values of other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
GABA Therapeutics, Inc.	$2,635	$5,387
DemeRx NB, Inc.	1,024	1,024
Juvenescence Limited	—	344
Total	$3,659	$6,755

The Company’s investments in the preferred stock of Innoplexus, GABA, and DemeRx NB are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock.

As of December 31, 2022 the Company’s investment in Juvenescence Limited (“Juvenescence”) was in common stock, however, it was not able to exercise significant influence over the operating and financial decisions of Juvenescence. During the three months ended September 30, 2023, the Company divested its investment in Juvenescence Limited ("Juvenescence") and recognized a $0.1 million gain on the transaction reflected in other income on the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2023 and 2022 there were no observable changes in price recorded related to the Company’s Other investments.

During the three and nine months ended September 30, 2023 and 2022, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2023 and 2022 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.3 million and $2.4 million as of September 30, 2023 and December 31, 2022, which is included in Other liabilities in the Company’s condensed consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of September 30, 2023.

The carrying value of the Company’s investment in Innoplexus was zero as of September 30, 2023 and December 31, 2022.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of September 30, 2023.

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

Pursuant to the GABA PSPA, the Company was obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones. In April 2021, pursuant to the GABA PSPA, the Company purchased additional shares of Series A preferred stock of GABA, for an aggregate cost of $5.0 million based on the achievement of certain development milestones. In May 2021, the Company exercised its option to purchase additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $5.0 million completing its obligation to purchase additional shares. The completion of the Series A Preferred stock purchase in May 2021 was deemed to be a reconsideration event at which point GABA was no longer deemed a VIE as GABA now had sufficient equity at risk to finance its activities through the initial development period without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. While the Company holds greater than 50% of the outstanding equity interest of GABA, the Company does not have the power to control the entity. Concurrent with the exercise of the option, the Company executed a side letter with the other equity holders of GABA agreeing to forego the rights to additional seats on the board of directors, resulting in the Company lacking the ability to control the investee. The Company concluded that it does not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in GABA preferred stock under the measurement alternative per ASC 323. As of September 30, 2023 and December 31, 2022, the investment in GABA’s preferred stock was recorded in Other Investments on the condensed consolidated balance sheets.

In May 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the "Amended GABA PSPA”) under which the GABA PSPA was amended and shares of its Series A preferred stock were issued to the Company at a price of approximately $0.6 million. Pursuant to the Amended GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock from GABA for up to $1.5 million with the same price per share as its initial investment upon the achievement of specified contingent clinical development milestones. In September 2022, pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million based on the achievement of certain development milestones. As of September 30, 2023 the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones.

In accordance with the Amended GABA PSPA, the Company also has the option but not the obligation to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. During the three months ended September 30, 2023 and 2022, the Company recognized its proportionate share of GABA’s net loss of $0.2 million and $1.8 million as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company recognized its proportionate share of GABA’s net loss of $3.2 million and $4.5 million as losses from investments in equity method investees, net of tax on the condensed consolidated statements of operations.

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

Pursuant to the DemeRx NB PSPA, the Company also has the option but not the obligation to purchase additional shares of DemeRX NB's Series A preferred stock at a purchase price of up to an aggregate of $19.0 million with the same price per share as its initial investment in December 2019. As of September 30, 2023, the Company has not exercised its option to purchase any shares of Series A preferred stock of DemeRx NB.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands). The Company accounted for its COMPASS investment under equity method of accounting through August 18, 2023 (see further details above).

Summarized financial information is presented as of September 30, 2023 as this information is not readily available as of August 18, 2023 and the Company has no practical way to estimate otherwise.

Balance Sheets

	September 30, 2023
	COMPASS	GABA
Current assets	$284,806	$1,654
Non-current assets	14,227	—
Total assets	$299,033	$1,654

Current liabilities	$15,350	$1,519
Non-current liabilities	30,428	—
Total liabilities	$45,778	$1,519

	December 31, 2022
	COMPASS	GABA
Current assets	$191,651	$3,933
Non-current assets	5,643	—
Total assets	$197,294	$3,933

Current liabilities	$15,596	$1,542
Non-current liabilities	418	—
Total liabilities	$16,014	$1,542

Statements of operations

	Three Months Ended September 30, 2023
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(34,062)	$(238)
Net loss	$(33,389)	$(238)

	Three Months Ended September 30, 2022
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(25,536)	$(2,060)
Net loss	$(18,371)	$(2,060)

	Nine Months Ended September 30, 2023
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(98,514)	$(3,199)
Net loss	$(85,932)	$(3,199)

	Nine Months Ended September 30, 2022
	COMPASS	GABA
Revenue	$—	$—
Loss from continuing operations	$(78,212)	$(5,630)
Net loss	$(60,579)	$(5,630)

6. Notes Receivable

Convertible notes receivable - related party

IntelGenx Convertible Notes

On August 30, 2023, the Company and IntelGenx entered into the Subscription Agreement (as defined in Note 5), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "Initial Units"), with each convertible debenture unit consisting of:

(i) $1,000 principal amount convertible promissory notes (the “2023 Initial Notes”) bearing interest at a rate of 12.0% per annum, payable quarterly in arrears beginning September 30, 2023, with all principal and accrued interest convertible into common shares of IntelGenx, at any time from the date that is six months following their issuance up to and including August 31, 2026 at a conversion price equal to $0.185 per common share; and

(ii) 5,405 common share purchase warrants of IntelGenx, each exercisable at an exercise price of $0.26 per common share for a period of three years following their issuance.

There are certain conversion limits in connection with the 2023 Initial Notes as it relates to the 2023 Initial Notes and the other IntelGenx instruments held by the Company. See Note 5 for further discussion of these conversion limits.

The Company is eligible to elect the fair value option to account for its investment in the 2023 Initial Notes and believes that the fair value option better reflects the underlying economics of the 2023 Initial Notes. At September 30, 2023, the Company recorded the $1.5 million fair value of the 2023 Initial Notes in Convertible notes receivable - related party on the condensed consolidated balance sheets. The 2023 Initial Notes will be subsequently remeasured at each reporting date until settled or converted. The Company will recognize accrued interest and subsequent changes in fair value of the 2023 Initial Notes in Changes in fair value of convertible notes receivable - related party in its consolidated statements of operations. During the three months ended September 30, 2023, the Company recorded a $0.1 million change in fair value of Convertible notes receivable - related party for the interest accrued on the 2023 Initial Notes.

Long Term Notes Receivable – Related Parties, net

IntelGenx Term Loan

In March 2021, the Company and IntelGenx entered into a loan agreement (the "Original Loan Agreement") under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. In September 2021, the Company entered into an amended and restated loan agreement which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million. The additional $6.0 million loan amount was funded via two separate $3.0 million tranches. The first $3.0 million tranche was funded in January 2022 and the second $3.0 million tranche was funded in January 2023. The loan bears an annualized interest rate of 8% and such interest is accrued daily.

On August 31, 2023, the Company and IntelGenx entered into the first amendment to the amended and restated loan agreement (the "First Amendment") which, among other things, extended the maturity date from January 5, 2024 to January 5, 2025 and granted the Company additional security over any non-licensed intellectual property owned or controlled by IntelGenx. The Company determined that this modification does not have a material impact on the amortized cost basis of the IntelGenx Term Loan (as defined below).

Effective September 30, 2023, the Company and IntelGenx entered into a second amendment to the amended and restated loan agreement (the "Second Amendment", and together with the Original Loan Agreement and the First Amendment, the "IntelGenx Term Loan") which, among other things, entitles the Company to convert any portion of the outstanding and unpaid principal and accrued interest into common shares of IntelGenx at a conversion price per share of $0.185 (the "Conversion Feature").

In November 2023, the Autorité des marchés financiers informed IntelGenx that it considers the Second Amendment to be subject to the minority vote prescribed by applicable Canadian securities regulations. Therefore, the IntelGenx shareholder approval is required for the Company to be able to exercise its rights to the Conversion Feature available under the Second Amendment, and the Company will not account for the Second Amendment until required shareholder approval is obtained. See Note 5 for additional information about the required shareholder approvals.

Pursuant to the terms of the IntelGenx Term Loan, upon the occurrence of an event of default, the Company may accelerate the IntelGenx Term Loan and declare the principal and any accrued and unpaid interests of the IntelGenx Term Loan to be immediately due and payable. In addition, IntelGenx may prepay the IntelGenx Term Loan in whole or in part at any time without premium or penalty. Any prepayment of the principal shall be accompanied by a payment of interest accrued to date thereon. The Company concluded that these embedded features do not meet the criteria to be bifurcated and separately accounted for as derivatives.

As of September 30, 2023, the IntelGenx Term Loan was recorded in Long term notes receivable – related parties, net on the Company's condensed consolidated balance sheets, which includes the principal balance of the IntelGenx Term Loan, accrued interest and allowance for credit losses. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings of $0.4 million, representing the allowance for credit losses for the IntelGenx Term Loan. During the three and nine months ended September 30, 2023 and 2022, the Company recorded an immaterial increase to the allowance. In its assessment of the IntelGenx Term Loan and related amendments at September 30, 2023, the Company determined that IntelGenx was experiencing indicators of financial difficulties. However, considering the underlying collateral and other settlement terms available, the Company does not deem it probable that it will not collect the IntelGenx Term Loan balance from IntelGenx.

For the three months ended September 30, 2023 and 2022, the Company recognized $0.2 million and $0.1 million of interest income, respectively, associated with the IntelGenx Term Loan. For the nine months ended September 30, 2023 and 2022, the Company recognized $0.5 million and $0.3 million of interest income, respectively, associated with the IntelGenx Term Loan. As of September 30, 2023 and December 31, 2022, the IntelGenx Term Loan has an outstanding principal balance of $8.5 million and $5.5 million, respectively.

DemeRx Promissory Note

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

The Company recorded the DemeRx Note at cost which included the principal balance of the DemeRx Note and accrued interest in Long term notes receivable - related parties, net on its condensed consolidated balance sheets. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings of $0.1 million, representing the allowance for credit losses for the DemeRx Note. During the three and nine months ended September 30, 2023, the Company recorded an immaterial increase to the allowance.

For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any interest income associated with the DemeRx Note. As of September 30, 2023, and December 31, 2022, respectively, the DemeRx Note had an outstanding balance of $1.1 million and $1.1 million, respectively.
7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements
	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$650	$—	$—	$650
Investment in securities at fair value:
U.S. Treasuries	—	85,122	—	85,122
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	4,925	—	4,925
U.S. Government Agencies	—	42,456	—	42,456
Other investment at fair value	70,787	—	724	71,511
Convertible notes receivable - related party	—	—	1,519	1,519
	$71,437	$132,502	$2,243	$206,183
Liabilities:
Contingent consideration liability - related parties	$—	$—	$900	$900
	$—	$—	$900	$900

	Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$72,334	$—	$—	$72,334
Investment in securities at fair value:
U.S. Treasuries	—	—	—	—
Commercial Paper	—	5,958	—	5,958
Corporate Notes/Bonds	—	17,719	—	17,719
U.S. Government Agencies	—	58,819	—	58,819
Other investment at fair value	—	—	—	—
	$72,334	$82,496	$—	$154,830
Liabilities:
Contingent consideration liability - related parties	$—	$—	$953	$953
	$—	$—	$953	$953

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
•
the expected first year of revenue, and
•
market-based discount rates

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.1 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of September 30, 2023 and December 31, 2022, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.6 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		September 30, 2023	December 31, 2022

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	14.9%	13.1%
	Probability of the milestone	28.0%	10.0% - 21.0%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	14.2% - 15.7%	20.0% - 21.1%
	Discount rate for royalties on milestones	14.2% - 15.7%	12.3% - 13.4%
	Probability of success rate	13.4% - 28.0%	10.1% - 21.0%

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.2 million as of September 30, 2023, and December 31, 2022, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

IntelGenx Convertible Notes Receivable

The fair value of the IntelGenx 2023 Initial Notes at issuance was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the 2023 Initial Notes was estimated as the present value of the debt cash-flows plus the present value of the conversion option while incorporating the probability of IntelGenx shareholder approval. The fair value of the conversion option of the 2023 Initial Notes was estimated using a Binomial Lattice model in a risk-neutral framework in order to account for the Issuer Conversion Rights, which allows for the Issuer's rights to force early conversion. The significant unobservable inputs that are included in the valuation of the 2023 Initial Notes as of September 30, 2023 are (i) discount rate of 51.25% based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk, (ii) volatility of 105% and (iii) probability of Shareholder Approvals of 85%. The fair value of the 2023 Initial Notes at issuance was estimated at $1.5 million.

IntelGenx Common Stock, Initial Warrants, Additional Unit Warrants and 2023 Initial Warrants

The Company’s investment in IntelGenx consists of Common Stock, Initial Warrants, Additional Unit Warrants, and 2023 Initial Warrants (the Initial Warrants, Additional Unit Warrants and 2023 Initial Warrants are collectively referred to as the “Warrants”). The Company determined that the Warrants do not meet the definition of a derivative instrument under ASC 815. The Company has classified the Common Stock as Level 2 assets and the Warrants as Level 3 assets in the fair value hierarchy. The Company determined that the initial aggregate fair value was equal to the transaction price and recorded the Common Stock at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the condensed consolidated statements of operations. The Warrants are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

The fair value of Common Stock is estimated by applying a discount for lack of marketability (“DLOM”) of 5.0% as of September 30, 2023 and December 31, 2022. The Company estimated a DLOM in connection with the valuation of the Common Stock to reflect the restrictions associated with the Common Stock. As of September 30, 2023 and December 31, 2022, the only restriction that remains is the unregistered nature of the Common Stock. The fair value of Common Stock, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of September 30, 2023 and December 31, 2022.

The Initial Warrant asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the Initial Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of September 30, 2023 and December 31, 2022.

The following table summarizes significant unobservable inputs that are included in the valuation of the Initial Warrants as of September 30, 2023 and as of December 31, 2022:

	September 30, 2023	December 31, 2022
Value of Underlying	$0.13	$0.19
Expected Volatility	105%	100%

The fair value of the Additional Unit Warrants is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Additional Unit Warrants are calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Unit Warrants is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Unit Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was zero as of September 30, 2023 and December 31, 2022.

The following table summarizes significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of September 30, 2023 and as of December 31, 2022:

	September 30, 2023	December 31, 2022
Value of Underlying	$0.13	$0.19
Expected Volatility	105%	100%

The 2023 Initial Warrants asset was recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. The fair value of the 2023 Initial Warrants, which is included in Other investments held at fair value in the condensed consolidated balance sheets, was $0.7 million as of September 30, 2023.

The following table summarizes significant unobservable inputs that are included in the valuation of the 2023 Initial Warrants as of September 30, 2023:

September 30, 2023
Value of Underlying	$0.13
Expected Volatility	105%

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Convertible notes receivable - related party	IntelGenx Warrants(1)	Contingent Consideration Liability - Related Parties
Balance as of December 31, 2022	$—	$—	$953
Initial fair value of instrument	—	—	—
Change in fair value	—	—	(35)
Extinguishment of liability	—	—	—
Balance as of March 31, 2023	$—	$—	$918
Initial fair value of instrument			—
Change in fair value			(76)
Extinguishment of liability			—
Balance as of June 30, 2023	$—	$—	$842
Initial fair value of instrument	1,497	724	—
Change in fair value, including interest	22	—	58
Extinguishment of liability	—	—	—
Balance as of September 30, 2023	$1,519	$724	$900

(1) Inclusive of IntelGenx Initial Warrants, Additional Unit Warrants and 2023 Initial Warrants.

Contingent Consideration Liability - Related Parties
Balance as of December 31, 2021	$2,483
Initial fair value of instrument	—
Change in fair value	—
Extinguishment of liability	(50)
Balance as of March 31, 2022	$2,433
Initial fair value of instrument	—
Change in fair value	(95)
Extinguishment of liability	—
Balance as of June 30, 2022	$2,338
Initial fair value of instrument	—
Change in fair value	(430)
Extinguishment of liability	—
Balance as of September 30, 2022	$1,908

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$2,131	$2,034
Prepaid research and development related expenses	2,564	4,626
Tax receivables	1,497	5,631
Other	638	1,745
Total	$6,831	$14,036

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued accounting, legal, and other professional fees	$3,494	$3,566
Accrued external research and development expenses	3,964	5,550
Accrued payroll	4,201	5,260
Taxes payable	887	2,224
Other liabilities	463	706
Total	$13,008	$17,306

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

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate, which is based on the information available at commencement date. As of September 30, 2023, the operating lease liabilities reflect a weighted-average discount rate of 12.6%.

Operating Leases

The Company leases certain office space under long-term operating leases that expire at various dates through 2028. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of September 30, 2023 was 4.4 years.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Right-of-use assets	Operating lease right-of-use asset, net	$1,258	$226
Current lease liabilities	Current portion of lease liability	292	180
Non-current lease liabilities	Non-current portion of lease liability	1,011	44

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Lease Cost Components	Statement of Operations Classification	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating lease cost	Operating expenses: General and administrative	$120	$73	$431	$197
Short-term lease cost	Operating expenses: General and administrative	102	106	384	328
Total lease cost		$222	$179	$815	$525

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2023 (excluding nine months ended September 30, 2023)	$122
2024	399
2025	355
2026	355
2027	355
2028	118
Total lease payments	1,704
Less: Imputed interest	(401)
Present value of lease liabilities	$1,303

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$304	$193
Right-of-use assets obtained in exchange for new operating lease liabilities	1,356	487

11. Debt

Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

Convertible promissory notes—related parties, net of discounts and deferred issuance costs, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Convertible notes issued in October 2020	$410	$415
Total	$410	$415

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

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on ATAI NV and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of September 30, 2023, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

During the three and nine months ended September 30, 2023, interest expense included $0.1 million and $0.3 million of amortized deferred financing costs related to the 2022 Term Loan Facility. As the Hercules Loan Agreement was executed in August 2022, during the three and nine months ended September 30, 2022 the Company did not incur any interest expense or amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$15,000	$15,000
End of the term charge	1,042	1,042
Less: unamortized issuance discount	(222)	(274)
Less: unamortized issuance costs	(92)	(113)
Less: unamortized end of term charge	(772)	(952)
Net carrying amount	14,956	14,702
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$14,956	$14,702

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $16.1 million as of September 30, 2023, and $14.9 million as of December 31, 2022, respectively. The fair value of the debt obligations under the 2022 Term Loan Facility represent Level 3 measurements within the fair value hierarchy.

12. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of supervisory directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of September 30, 2023 and December 31, 2022, no cash dividends have been declared or paid.

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

As of September 30, 2023, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of September 30, 2023, 32,421,132 shares were available for future grants under the 2021 Incentive Plan.

As of September 30, 2023, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a five-year or ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2022 to September 30, 2023:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	34,880,604		$5.98	5.71	$10,647
Granted	9,999,628	(1)	1.30	—	—
Exercised	(74,562)		2.44	—	—
Cancelled or forfeited	(4,404,580)		6.81	—	—
Outstanding as of September 30, 2023	40,401,090	(2)	$4.71	5.88	$4,801
Options exercisable as of September 30, 2023	21,650,604		$5.32	3.88	$3,901

(1)
Includes (a) 9,409,928 stock options that will vest over a four-year service period (b) 452,700 stock options that will vest over a one-year service period and (c) 137,000 stock options that will vest over a two-year service period.
(2)
The 18,750,486 outstanding unvested stock options includes (a) 16,969,592 stock options that will continue to vest over a one to four-year service period, (b) 1,159,894 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 137,000 stock options that will continue to vest over a two-year service period (d) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares and (e) 384,000 stock options that will continue to vest over a one-year service period.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $0.97.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the nine months ended September 30, 2023, the assumptions used in the Black-Scholes option pricing model were as follows:

	September 30,
	2023	2022
Weighted average expected term in years	6.15	6.06
Weighted average expected stock price volatility	87.5%	71.5%
Risk-free interest rate	3.50% - 4.09%	1.46% - 3.38%
Expected dividend yield	0%	0%

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $6.9 million and $9.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $21.6 million and $26.0 million, respectively.

As of September 30, 2023, total unrecognized compensation cost related to the unvested stock options was $43.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following is a summary of stock option activity from December 31, 2022 to September 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,921,829	6.64	13.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of September 30, 2023	6,921,829	$6.64	12.26	$—
Options exercisable as of September 30, 2023	6,625,439	$6.64	12.26	$—

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $0.7 million and $1.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $2.5 million and $3.7 million, respectively.

As of September 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $0.6 million which is expected to be recognized over a weighted average period of 0.1 years.

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

The following is a summary of restricted stock unit activity from December 31, 2022 to September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	—	$—
Granted	3,251,815	1.18
Vested	—	—
Forfeited	106,880	1.18
Unvested at September 30, 2023	3,144,935	$1.18

For the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $0.5 million and $0, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $1.0 million and $0, respectively.

The total fair value of restricted stock units vested during the nine months ended September 30, 2023 was $0. As of September 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $2.7 million, which is expected to be recognized over a weighted average period of 1.45 years.

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

For the three months ended September 30, 2023 and 2022, the Company recorded share-based compensation expense of $0.1 million and $0.1 million, respectively, in relation to subsidiary EIPs. For the nine months ended September 30, 2023 and 2022, the Company recorded share-based compensation expense of $0.3 million and $0.6 million, respectively, in relation to subsidiary EIPs. As of September 30, 2023, there was $0.2 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 0.7 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended September 30, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended September 30, 2023
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$3,285	$—	$107	$3,392
General and administrative	4,110	744	7	4,861
Total share based compensation expense	$7,395	$744	$114	$8,253

The following table summarizes the total stock-based compensation expense by function for the three months ended September 30, 2022, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended September 30, 2022
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$3,934	$—	$123	$4,057
General and administrative	5,324	1,124	10	6,458
Total share based compensation expense	$9,258	$1,124	$133	$10,515

The following table summarizes the total stock-based compensation expense by function for the nine months ended September 30, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Nine Months Ended September 30, 2023
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$9,866	$—	$320	$10,186
General and administrative	12,947	2,512	33	15,492
Total share based compensation expense	$22,813	$2,512	$352	$25,677

The following table summarizes the total stock-based compensation expense by function for the nine months ended September 30, 2022, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Nine Months Ended September 30, 2022
	Atai 2020 and 2021 Incentive Plans	Atai 2020 HSOP Partnership	Other Subsidiary Equity Plans	Total
Research and development	$11,221	$—	$418	$11,639
General and administrative	14,783	3,651	162	18,596
Total share based compensation expense	$26,004	$3,651	$580	$30,235

14. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded $0.2 million and $0.1 million of income tax expense for the three months ended September 30, 2023 and 2022 respectively. The Company recorded $0.6 million and $0.2 million of income tax expense for the nine months ended September 30, 2023 and 2022 respectively. The income tax expense during these periods was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

15. Net Income (Loss) Per Share

Basic earnings per share are computed based on the weighted-average of the common shares outstanding for the period. The dilutive effect of options and restricted stock units is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the in the money options were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. The dilutive effect of the 2018 notes is calculated using the if-converted method of accounting. The outstanding 2018 Convertible Notes are issuable upon the exercise of conversion rights of convertible note holders for 387,614 shares of common stock of ATAI Life Sciences AG. Upon conversion of the 2018 Convertible Notes, it is expected that the shares of common stock of ATAI Life Sciences AG issuable upon conversion of the 2018 Convertible Notes would be exchanged on a one-for-sixteen basis for shares of atai. See Note 11 for additional discussion.

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS
Numerator:
Net income (loss)	$43,371	$(35,701)	$(24,753)	$(110,768)
Net income (loss) attributable to noncontrolling interests	(873)	(1,814)	(2,821)	(3,394)
Net income (loss) attributable to ATAI Life Sciences N.V. shareholders — basic (numerator)	$44,244	$(33,887)	$(21,932)	$(107,374)

Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Shareholders (denominator)	155,792,490	156,607,468	155,793,601	154,713,922
Net income (loss) per common share attributable to ATAI Life Sciences N.V. Shareholders - basic	$0.28	$(0.22)	$(0.14)	$(0.69)
Diluted EPS
Net income (loss)	$43,371	$(35,701)	$(24,753)	$(110,768)
Net income (loss) attributable to noncontrolling interests	(873)	(1,814)	(2,821)	(3,394)
Net income (loss) attributable to ATAI Life Sciences N.V. shareholders — diluted (numerator)	$44,244	$(33,887)	$(21,932)	$(107,374)

Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Shareholders	155,792,490	156,607,468	155,793,601	154,713,922
Effect of dilutive securities:
Options to purchase common stock	12,426,724	—	—	—
Unvested restricted stock units	3,144,935	—	—	—
2018 Convertible Promissory Note - Related Parties (note 11)	6,201,824	—	—	—
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. shareholders (denominator)	177,565,973	156,607,468	155,793,601	154,713,922

Net income (loss) per common share attributable to ATAI Life Sciences N.V. shareholders — diluted	$0.25	$(0.22)	$(0.14)	$(0.69)

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following securities were excluded from the computation of diluted net income (loss) per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2023	2022
Options to purchase common stock	27,974,365	33,534,242
HSOP options to purchase common stock	6,921,829	7,046,496
2018 Convertible Promissory Notes - Related Parties (Note 11)	—	6,201,824
Unvested restricted stock units	—	—
	34,896,194	46,782,562

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

For the three and nine months ended September 30, 2023 and 2022 there were no milestones achieved under the Otsuka Agreement.

For the three months ended September 30, 2023 and 2022 we recognized $0.1 million and an immaterial amount of license of revenue related to certain research and development services. For the nine months ended September 30, 2023 and 2022 we recognized $0.3 million and $0.2 million of license of revenue related to certain research and development services.

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

During the three and nine months ended September 30, 2023 and 2022, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three and nine months ended September 30, 2023 and 2022, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three and nine months ended September 30, 2023, Kures made no material payments or share issuances in connection with the Columbia agreement.

During the nine months ended September 30, 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, the Company issued certain anti-dilution common stock to Columbia worth $0.3 million. The Company expensed the cost incurred for acquiring license as research & development expense at inception.

Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional shares was also expensed as research & development expense during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $0.4 million, respectively, of in-process research & development expense in connection with the SPA and the License Agreement.

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

During the three and nine months ended September 30, 2023 and 2022, respectively, Psyber made no material payments pursuant to the Accelerate License agreement.

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

During the three months ended September 30, 2023 and 2022, the Company recorded $0.4 million and $1.0 million, respectively, as research and development expense in the condensed consolidated statement of operations. During the nine months ended September 30, 2023 and 2022, the Company recorded $1.5 million and $2.8 million, respectively as research and development expense in the condensed consolidated statement of operations.

During the three and nine months ended September 30, 2023 and 2022, respectively, Invyxis made no other service fee payments to Dalriada.

18. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 20.4% and 19.7% of the outstanding common stock in the Company as of September 30, 2023 and December 31, 2022, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.5% and 6.5% of the outstanding common stock in the Company as of September 30, 2023 and December 31, 2022, respectively.

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

As a result of the Consulting Agreement, for the three months ended September 30, 2023 and 2022, the Company recorded $0.2 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations. Additionally, as a result of the Consulting Agreement, for the nine months ended September 30, 2023 and 2022, the Company recorded $0.6 million and $0.6 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations.

For the three months ended September 30, 2023 and 2022, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board. For the nine months ended September 30, 2023 and 2022, the Company recorded $0.4 million and $0.5 million, respectively, of stock-based compensation included in general and administrative expense in its condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

19. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.1 million and $0.1 million of related compensation expense for the three months ended September 30, 2023 and 2022. The Company recognized $0.4 million and $0.4 million of related compensation expense for the nine months ended September 30, 2023 and 2022.

20. Corporate Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction was incurred primarily during the nine months ended September 30, 2023, resulting in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of stock-based compensation expense. Of the restructuring expense, for the three and nine months ended September 30, 2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the condensed consolidated statement of operations.

As of September 30, 2023, all restructuring liabilities had been paid in full and we had $0 of restructuring liabilities included in accrued expenses on the Company's condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the nine months ended September 30, 2023 is as follows:

Nine Months Ended September 30, 2023
Restructuring liability as of December 31, 2022	$—
Restructuring costs expensed during the period	3,206
Non-cash impact of stock-based compensation	(195)
Cash payments of restructuring liabilities, net	(3,011)
Restructuring liability as of September 30, 2023	$—

21. Subsequent Events

DemeRx IB, Inc. Stock Purchase Agreement

In October 2023, atai and DemeRx, Inc. executed a Stock Purchase and Framework Agreement (the "Stock Purchase Agreement") pursuant to which the Company acquired 100% of the issued and outstanding share capital of DemeRx IB, Inc.

Among other things, upon closing, the Company paid an initial cash consideration of $8.0 million to DemeRx, Inc. with the potential for DemeRx, Inc. to earn additional consideration in the future upon the achievement of certain development milestones.

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

We have incurred significant operating losses since our inception. However, during the three months ended September 30, 2023 we generated $44.2 million of net income attributable to ATAI Life Sciences N.V. stockholders, primarily due to the non-cash change in fair value of other investments held at fair value of $69.0 million during the period. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $33.9 million for the three months ended September 30, 2022.

Our net loss attributable to ATAI Life Sciences N.V. stockholders was $21.9 million and $107.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, our accumulated deficit was $532.6 million and $510.2 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2023, we had cash and cash equivalents of $76.5 million and short-term securities of $132.5 million. We believe that our existing cash and cash equivalents and short-term securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

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

DMT = N,N-dimethyltryptamine; MDMA = 3.4-Methlenedioxymethamphetamine.

1. RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl-1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts.

Clinical Pipeline Recent Advancements

The following details recent advancements regarding certain of our clinical programs, as applicable:

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia ("CIAS")

•
RL-007 is an orally bioavailable compound that has consistently demonstrated pro-cognitive effects in multiple pre-clinical and clinical studies, including two Phase 1 and two Phase 2 trials.
•
The on-going Phase 2b study will evaluate 20mg and 40mg of RL-007 versus placebo in patients with CIAS.
•
We anticipate reporting top-line results from the Phase 2b study in the second half of 2024.

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression ("TRD")

•
VLS-01 is an oral transmucosal formulation (OTF) of DMT, a partial agonist of the 5-HT-1A/2A/2C receptors, developed to induce a short duration of psychedelic effect of approximately 30 to 45 minutes.
•
In October 2023, we announced the completion of a Phase 1 study in healthy participants, in which VLS-01 was found to be well-tolerated with a favorable safety profile.
•
Pharmacokinetic and pharmacodynamic data confirmed systemic delivery of VLS-01 via our proprietary oral, transmucosal route at levels comparable to those achieved with 30 mg IV DMT.
•
In preparation of initiating a Phase 2 trial in TRD, we plan to further optimize VLS-01 by incorporating taste masking, an intrinsic backing layer, and enhancements to increase permeability.
•
We have received regulatory approval to initiate a Phase 1b healthy volunteer study and expect to enroll the first participant in the first half of 2024.

DMX-1002: Ibogaine for Opioid Use Disorder ("OUD")

•
DMX-1002 is an oral formulation of ibogaine, an oneirogenic indole alkaloid with cholinergic, glutamatergic and monoaminergic receptor modulatory activity.
•
In August 2023, we reported data from a Phase 1 study in which 9 mg/kg of DMX-1002 achieved plasma concentrations and psychedelic experiences consistent with previous studies of Ibogaine.
•
The treatment-related adverse events (AEs) and side effects, such as QT prolongation, were similar to those observed in prior trials of Ibogaine, and nearly all AEs (>94%) were rated mild-to-moderate in severity. There were no serious adverse events reported.
•
We believe these Phase 1 results will enable discussions with regulatory authorities to assess progressing DMX-1002 into a proof-of-concept study in Opioid Use Disorder.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder ("PTSD")

•
EMP-01 is an oral formulation of an MDMA derivative, designed to be a better tolerated alternative to racemic MDMA.
•
The Phase 1 study is designed to evaluate the safety and tolerability of single-ascending doses of EMP-01 in healthy adult participants.
•
We expect to report initial results of the Phase 1 study by the end of 2023.

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

For the three and nine months ended September 30, 2023 and 2022 there were no milestones achieved under the Otsuka Agreement.

For the three months ended September 30, 2023 and 2022 we recognized $0.1 million and an immaterial amount of license of revenue related to certain research and development services. For the nine months ended September 30, 2023 and 2022 we recognized $0.3 million and $0.2 million of license of revenue related to certain research and development services.

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

Change in Fair Value of Other Investments held at Fair Value

Changes in fair value of other investment held at fair value consists of subsequent remeasurement of our investments held at fair value, including COMPASS Pathways plc and IntelGenx Technologies Corp. See Note 5 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in Fair Value of Convertible Notes Receivable - Related Parties

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable - related party with IntelGenx for which we have elected the fair value option. See Note 6 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

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

Other Income (Expense)

Other income consists principally of the impact of accounting adoptions and changes in the carrying values of our assets and liabilities.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of September 30, 2023. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of September 30, 2023 and December 31, 2022, we had no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022 (unaudited)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
License revenue	$87	$24	$63	262.5%
Operating expenses:
Research and development	13,290	19,028	(5,738)	-30.2%
Acquisition of in-process research and development	—	—	—	0.0%
General and administrative	13,631	19,419	(5,788)	-29.8%
Total operating expenses	26,921	38,447	(11,526)	-30.0%
Loss from operations	(26,834)	(38,423)	11,589	-30.2%
Other income (expense), net:
Interest income	612	145	467	322.1%
Interest expense	(686)	—	(686)	-100.0%
Change in fair value of contingent consideration liability - related parties	(58)	430	(488)	-113.5%
Change in fair value of securities carried at fair value	1,832	344	1,488	432.6%
Change in fair value of other investments held at fair value	69,014	—	69,014	100.0%
Change in fair value of convertible notes receivable - related party	22	—	22	100.0%
Foreign exchange gain (loss), net	253	4,470	(4,217)	-94.3%
Other income (expense), net	(308)	(100)	(208)	208.0%
Total other income (expense), net	70,681	5,289	65,392	1236.4%
Net income (loss) before income taxes	43,847	(33,134)	76,981	-232.3%
Provision for income taxes	(238)	(135)	(103)	76.3%
Losses from investments in equity method investees, net of tax	(238)	(2,432)	2,194	-90.2%
Net income (loss)	43,371	(35,701)	79,072	-221.5%
Net loss attributable to noncontrolling interests	(873)	(1,814)	941	-51.9%
Net income (loss) attributable to ATAI Life Sciences N.V. stockholders	$44,244	$(33,887)	$78,131	-230.6%

License Revenue

We recognized $0.1 million and an immaterial amount of license revenue for the three months ended September 30, 2023 and 2022, respectively, related to certain research and development services performed by the Company pursuant to (the "Otsuka Agreement").

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Our Core Clinical Programs
VLS-01	$1,179	$522	$657	125.9%
RL-007	2,418	1,050	1,368	130.3%
EMP-01	556	1,100	(544)	-49.5%
DMX-1002	368	670	(302)	-45.1%
Our Other Clinical Programs
PCN-101	768	3,696	(2,928)	-79.2%
KUR-101	(7)	1,057	(1,064)	-100.7%
RLS-01	42	453	(411)	-90.7%
Enabling Technologies and Drug Discovery Platforms	1,046	2,620	(1,574)	-60.1%
Unallocated research and development expenses:
Personnel expenses	6,457	7,396	(939)	-12.7%
Professional and consulting services	363	262	101	38.5%
Other	100	202	(102)	-50.5%
Total research and development expenses	$13,290	$19,028	$(5,738)	-30.2%

Research and development expenses were $13.3 million for the three months ended September 30, 2023, compared to $19.0 million for the three months ended September 30, 2022. The decrease of $5.7 million was primarily attributable to a $3.2 million decrease of direct costs in our clinical programs as discussed below, $1.6 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, $0.9 million decrease in personnel expenses (inclusive of $0.6 million decrease in stock-based compensation) and a $0.1 million decrease in other services, partially offset by a $0.1 million increase in professional services costs.

Our Core Clinical Programs:

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The $0.7 million increase in direct costs for VLS-01 was primarily due to an increase of, $0.3 million increase in manufacturing costs, $0.3 million increase in preclinical development costs and $0.1 million of clinical development costs relating to our completed Phase 1 three-part trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary oral transmucosal film (OTF) formulation.

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $1.4 million increase in direct costs for the RL-007 program was primarily due to an increase of $1.4 million of clinical development costs related to the on-going Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $0.5 million decrease in direct costs for EMP-01 was primarily due to a decrease of $0.8 million preclinical development costs and $0.2 million decrease of manufacturing costs, partially offset by a $0.4 million increase in clinical development costs relating to our on-going Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

DMX-1002: Ibogaine for Opioid Use Disorder

The $0.3 million decrease in direct costs for the DMX-1002 program was primarily due to a decrease of $0.2 million of clinical development costs and $0.1 million of manufacturing costs.

Our Other Clinical Programs

PCN-101 (R-Ketamine) for Treatment Resistant Depression

The $2.9 million decrease in direct costs for PCN-101 was primarily due to a decrease of $1.7 million of clinical development costs, $0.8 million decrease in preclinical development costs, $0.3 million decrease in manufacturing costs and $0.1 million decrease in personnel related costs.

KUR-101(deuterated mitragynine) for Opioid Use Disorder

The $1.1 million decrease in direct costs for KUR-101 was primarily due to a $1.0 million decrease of clinical development costs and $0.1 million decrease in manufacturing costs.

RLS-01 for Treatment Resistant Depression

The $0.4 million decrease in direct costs for RLS-01 was primarily due to a $0.3 million decrease of preclinical development costs and $0.1 million decrease of manufacturing costs.

Enabling Technologies and Drug Discovery Platforms

The $1.6 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $0.6 million in our Invyxis program, $0.6 million in our TryptageniX program, $0.3 million in our InnarisBio program and $0.1 million in our PsyProtix, Neuronasal, Introspect, and Psyber programs.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the three months ended September 30, 2023 compared to $19.4 million for the three months ended September 30, 2022. The decrease of $5.8 million was largely attributable to a decrease of $2.8 million in personnel and travel related costs (inclusive of $1.6 million decrease in stock-based compensation), $1.2 million decrease in investor relations and public company compliance fees, $1.2 million decrease in VAT and non-income tax, $0.4 million decrease in legal and professional service expenses and $0.2 million decrease in insurance costs.

Interest Income

Interest income for the three months ended September 30, 2023 and 2022 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.6 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively.

Interest Expense

Interest expense was $0.7 million for the three months ended September 30, 2023, which consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. We recognized an immaterial amount of interest expense during the three months ended September 30, 2022.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the three months ended September 30, 2023 and 2022 we recognized $0.1 million of expense and $0.4 million of income related to the change in fair value, respectively, due to updates to certain assumptions used to calculate the Perception contingent consideration liability.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. During the three months ended September 30, 2023 and 2022 we recognized a gain of $1.8 million and $0.3 million, respectively, relating to the change in fair value of securities.

Change in Fair Value of Other Investments held at Fair Value

Changes in fair value of other investment held at fair value consists of subsequent remeasurement of our investments held at fair value, including COMPASS Pathways plc and IntelGenx Technologies Corp. During the three months ended September 30, 2023, we recognized a $69.0 million non-cash change in fair value of other investments related to an accounting method change for our COMPASS Pathways plc investment requiring accounting at fair value. See Note 5 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in Fair Value of Convertible Notes Receivable - Related Party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable - related party with IntelGenx for which we have elected the fair value option. During the three months ended September 30, 2023 we recognized an immaterial change in the fair value related to interest accrued during the period. No change in fair value of convertible notes receivable - related party was recognized during the three months ended September 30, 2022. See Note 6 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Foreign Exchange Gain (Loss), net

We recorded a gain of $0.3 million related to foreign currency exchange rates for the three months ended September 30, 2023 and a gain of $4.5 million related to foreign currency exchange rate for the three months ended September 30, 2022. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Income (Expense)

We incurred other expense of $0.3 million for the three months ended September 30, 2023, which primarily consisted of a $0.3 million increase to the allowances on receivables, partially offset by a $0.1 million gain recognized on the Company divestment of it's investment in Juvenescence Limited ("Juvenescence").

We incurred other expense of $0.1 million for the three months ended September 30, 2022, which was comprised of $0.3 million of external interest expense partially offset by $0.2 million of service revenue generated for general and administrative services performed by atai on behalf of our platform companies.

Provision For Income Taxes

We incurred current income tax expense of $0.2 million for the three months ended September 30, 2023 compared to $0.1 million for the three months ended September 30, 2022. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended September 30, 2023 and 2022 was $0.2 million and $2.4 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Nine Months Ended September 30, 2023 and 2022 (unaudited)

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
License revenue	$296	$195	101	51.8%
Operating expenses:
Research and development	48,047	52,437	(4,390)	-8.4%
Acquisition of in-process research and development	—	357	(357)	-100.0%
General and administrative	44,159	54,623	(10,464)	-19.2%
Total operating expenses	92,206	107,417	(15,211)	-14.2%
Loss from operations	(91,910)	(107,222)	15,312	-14.3%
Other income (expense), net:
Interest income	1,191	361	830	229.9%
Interest expense	(1,965)	—	(1,965)	100.0%
Change in fair value of contingent consideration liability - related parties	53	525	(472)	-89.9%
Change in fair value of warrant liability	—	53	(53)	-100.0%
Change in fair value of securities carried at fair value	3,322	(981)	4,303	-438.6%
Change in fair value of other investments held at fair value	69,014	—	69,014	100.0%
Change in fair value of convertible notes receivable - related party	22	—	22	100.0%
Foreign exchange gain (loss), net	(593)	11,515	(12,108)	-105.1%
Other income (expense), net	(100)	(112)	12	-10.7%
Total other income (expense), net	70,944	11,361	59,583	524.5%
Net income (loss) before income taxes	(20,966)	(95,861)	74,895	-78.1%
Provision for income taxes	(588)	(227)	(361)	159.0%
Losses from investments in equity method investees, net of tax	(3,199)	(14,680)	11,481	-78.2%
Net income (loss)	(24,753)	(110,768)	86,015	-77.7%
Net loss attributable to noncontrolling interests	(2,821)	(3,394)	573	-16.9%
Net income (loss) attributable to ATAI Life Sciences N.V. stockholders	$(21,932)	$(107,374)	$85,442	-79.6%

License Revenue

We recognized $0.3 million and $0.2 million of license revenue during the nine months ended September 30, 2023 and 2022, respectively, related to certain research and development services performed by the Company pursuant to (the "Otsuka Agreement").

Research and Development Expenses

The table and discussion below present research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Our Core Clinical Programs
VLS-01	$6,351	$2,098	$4,253	202.8%
RL-007	5,797	1,758	4,039	229.7%
EMP-01	2,124	3,542	(1,418)	-40.0%
DMX-1002	1,324	2,160	(836)	-38.7%
Our Other Clinical Programs
PCN-101	5,774	9,503	(3,729)	-39.2%
KUR-101	223	3,065	(2,842)	-92.7%
RLS-01	125	1,797	(1,672)	-93.0%
Enabling Technologies and Drug Discovery Platforms	4,106	6,827	(2,721)	-39.9%
Unallocated research and development expenses:
Personnel expenses	20,566	20,450	116	0.6%
Professional and consulting services	1,279	752	527	70.1%
Other	378	484	(106)	-21.9%
Total research and development expenses	$48,047	$52,437	$(4,389)	-8.4%

Research and development expenses were $48.0 million for the nine months ended September 30, 2023, compared to $52.4 million for the nine months ended September 30, 2022. The decrease of $4.4 million was primarily attributable to a $2.7 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, a $2.2 million direct costs decrease in our clinical programs as discussed below and a $0.1 million decrease in other costs, partially offset by a $0.5 million increase in professional and consulting services fees and $0.1 million increase in personnel costs, (inclusive of $1.8 million of restructuring costs related to the reduction in force in February 2023 and a $1.4 million decrease in stock-based compensation).

Our Core Clinical Programs:

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The $4.3 million increase in direct costs for VLS-01 was primarily due to an increase of $2.3 million of clinical development costs, a $1.4 million increase in preclinical development costs and a $0.5 million increase in manufacturing costs relating to our completed Phase 1 three-part trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary oral transmucosal film (OTF) formulation.

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $4.0 million increase in direct costs for the RL-007 program was primarily due to an increase of $4.0 million of clinical development costs and a $0.1 million increase in manufacturing costs related to the on-going Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $1.4 million decrease in direct costs for EMP-01 was primarily due to a decrease of $2.1 million in preclinical development costs and $0.7 million decrease in manufacturing costs, partially offset by a $1.3 million increase in clinical development costs relating to our on-going Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

DMX-1002: Ibogaine for Opioid Use Disorder

The $0.8 million decrease in direct costs for the DMX-1002 program was primarily due to a decrease of $0.7 million of clinical development costs and $0.1 million of manufacturing costs.

Our Other Clinical Programs

PCN-101 (R-Ketamine) for Treatment Resistant Depression

The $3.7 million decrease in direct costs for PCN-101 was primarily due to a decrease of $3.0 million of clinical development costs and $0.7 million decrease in manufacturing costs.

KUR-101(deuterated mitragynine) for Opioid Use Disorder

The $2.8 million decrease in direct costs for KUR-101 was primarily due to a $2.1 million decrease in clinical development costs, $0.5 million decrease in preclinical development costs, $0.1 million decrease in manufacturing costs and $0.1 million decrease in personnel costs.

RLS-01 for Treatment Resistant Depression

The $1.7 million decrease in direct costs for RLS-01 was primarily due to a $1.2 million decrease in manufacturing costs and $0.5 million decrease in preclinical development costs.

Enabling Technologies and Drug Discovery Platforms

The $2.7 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $1.3 million related to our Invyxis program, $0.8 million decrease in costs related to our TryptageniX program, $0.3 million decrease in our Innaris program, $0.3 million decrease in costs related to our PsyProtix program, $0.2 million decrease in costs related to our Introspect program and a $0.1 million decrease in Neuronasal, partially offset by a $0.2 million increase in our EntheogeniX program and a $0.1 million increase in our Psyber program.

Acquisition of In-Process Research and Development Expense

Acquisition of in-process research and development expenses were for the nine months ended September 30, 2023 and 2022 was $0 and $0.4 million, which related to license costs incurred by Kures.

General and Administrative Expenses

General and administrative expenses were $44.2 million for the nine months ended September 30, 2023 compared to $54.6 million for the nine months ended September 30, 2022. The decrease of $10.5 million was largely attributable to a decrease of $5.6 million in personnel and travel costs related costs (inclusive of $3.2 million decrease in stock-based compensation), $3.4 million decrease in VAT and other non-income taxes, $1.6 million decrease in investor relations and public company compliance fees, $1.2 million decrease in insurance costs and $0.2 million decrease in legal and professional services costs, partially offset by $1.4 million of restructuring costs related to the reduction in force in February 2023.

Interest Income

Interest income for the nine months ended September 30, 2023 and 2022 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $1.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022.

Interest Expense

Interest expense was $2.0 million for the nine months ended September 30, 2023, which consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. We recognized an immaterial amount of interest expense during the nine months ended September 30, 2022.

Change in Fair Value of Contingent Consideration Liability—Related Parties

The milestone and royalty payments in relation to the acquisition of Perception, InnarisBio and TryptageniX were recorded at the acquisition date or at the exercise date related to the call option, and is subsequently remeasured to fair value. For the nine months ended September 30, 2023 and 2022 we recognized $0.1 million and $0.5 million of income related to the change in fair value, respectively, due to updates to certain assumptions used to calculate the Perception contingent consideration liability.

Change in Fair Value of Warrant Liability

Changes in fair value consist of subsequent remeasurement of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal's common stock acquired in connection with the acquisition of Neuronasal in May 2021. The change in fair value of warrant liability for the nine months ended September 30, 2023 and 2022 was not material.

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. We purchased the securities in January 2022. During the nine months ended September 30, 2023 and 2022 we recognized a gain of $3.3 million and a loss of $1.0 million, respectively, relating to the change in fair value of securities.

Change in Fair Value of Other Investments held at Fair Value

Changes in fair value of other investment held at fair value consists of subsequent remeasurement of our investments held at fair value, including COMPASS Pathways plc and IntelGenx Technologies Corp. During the nine months ended September 30, 2023, we recognized a $69.0 million non-cash change in fair value of other investments related to an accounting method change for our COMPASS Pathways plc investment requiring accounting at fair value. See Note 5 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in Fair Value of Convertible Notes Receivable - Related Party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our short term notes receivable-related party with IntelGenx for which we have elected the fair value option. During the nine months ended September 30, 2023 we recognized an immaterial change in the fair value related to interest accrued during the period. No change in fair value of convertible notes receivable - related party was recognized during the nine months ended September 30, 2022.

Foreign Exchange Gain (Loss), net

We recorded a loss of $0.6 million related to foreign currency exchange rates for the nine months ended September 30, 2023 and a gain of $11.5 million related to foreign currency exchange rate for the nine months ended September 30, 2022. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other Income (Expense)

We recognized other expense of $0.1 million for the nine months ended September 30, 2023, which consists principally of a $0.3 million of increase to the allowances on receivables, partially offset by a $0.1 million gain recognized on the Company divestment of it's investment in Juvenescence Limited ("Juvenescence") and $0.1 million of service revenue generated for general and administrative services performed by atai on behalf of our platform companies.

We recognized $0.1 million of other expense during the nine months ended September 30, 2022, which primarily was driven by $0.3 million of external interest expense partially offset by $0.2 million of service revenue generated for general and administrative services performed by atai on behalf of our platform companies. .

Provision For Income Taxes

We incurred current income tax expense of $0.6 million for the nine months ended September 30, 2023 compared to $0.2 million for the nine months ended September 30, 2022. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the nine months ended September 30, 2023 and 2022 was $3.2 million and $14.7 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $76.5 million and short-term securities of $132.5 million.

Sources of Liquidity

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes, or the 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional aggregate principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. In 2021, several noteholders elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for an aggregate amount of €5.8 million ($6.9 million) in order to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences AG, which was in accordance with the original terms of the 2018 Convertible Note Agreements. In May and July 2022, certain noteholders elected to convert some of their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. The investors paid €17.00 per share for an aggregate amount of €4.6 million ($4.6 million) in order to convert their 2018 Convertible Notes into common shares of ATAI Life Sciences AG. Concurrently with the conversion of the 2018 Convertible Notes into common shares of ATAI Life Sciences AG, the shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition. The aggregate principal amount of 2018 Convertible Notes outstanding as of September 30, 2023 was $0.4 million.

Investments

While a significant potential source of liquidity resides in our investment in COMPASS ordinary shares, subject to market conditions, we do not expect that our investment in COMPASS will be a material source of liquidity in the near term. Based on quoted market prices, the market value of our ownership in COMPASS was $70.8 million as of September 30, 2023. As of September 30, 2023, our voting interest in COMPASS was 15.5%.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., which was most recently amended in May 2023. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of September 30, 2023, we had cash and cash equivalents of $76.5 million and short-term securities of $132.5 million. We believe that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditures through at least the next 12 months from the date of this Quarterly Report.

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

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(62,156)	$(73,962)
Net cash used in investing activities	(52,472)	(166,900)
Net cash provided by financing activities	106	21,707
Effect of foreign exchange rate changes on cash	401	(572)
Net increase (decrease) in cash	$(114,121)	$(219,727)

Net Cash Used in Operating Activities

Net cash used in operating activities was $62.2 million for the nine months ended September 30, 2023, which consisted of a net loss of $23.0 million, adjusted by non-cash charges of $43.9 million and a net cash outflow of $4.8 million related to the change in operating assets and liabilities. The non-cash benefit primarily consisted $69.0 million gain related to investments held at fair value and $3.3 million gain relating to the change in the fair value of our short-term securities, partially offset by $25.7 million of stock-based compensation, $3.2 million of losses from our equity method investments, $0.6 million of unrealized foreign exchange losses, $0.3 million change in right-of-use asset and $0.3 million amortization of debt discount. The net cash inflows from the change in operating assets and liabilities were primarily due to a decrease of $6.7 million in prepaid expenses and other current assets and a $3.1 million increase in accounts payable, partially offset by a $5.0 million decrease in accrued liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $52.5 million for the nine months ended September 30, 2023, primarily driven by $177.0 million of cash paid for securities at fair value, $3.0 million of loans to related parties, $2.2 million cash paid for investments held at fair value,

$0.5 million of cash paid for acquisition of variable interest entity, $0.3 million of capitalized internal-use software development costs, and $0.3 million of purchases of property plant and equipment, partially offset by $130.3 million of proceeds from the sale and maturities of securities carried at fair value and $0.5 million from the sale of other investments.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2023, due to $0.2 million of proceeds from stock option exercises, partially offset by $0.1 million of financing costs paid.

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

As of September 30, 2023 an aggregate principal amount of $0.4 million remained outstanding under the 2018 Convertible Notes.

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

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, we shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of September 30, 2023 we were in compliance with all applicable covenants under the Loan Agreement.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 24, 2023. During the nine months ended September 30, 2023, there have been no material changes from the contractual commitments and obligations previously disclosed in our Form 10-K, with the exception of the five year lease that commenced in February 2023 that is further described in Note 10 of the notes to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2023 we had cash and cash equivalents of $76.5 million and short-term securities of $132.5 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of September 30, 2023, we had $0.4 million in convertible promissory notes – related parties, net, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of September 30, 2023, the carrying amount of our short and long-term notes receivables was an aggregate amount of $10.3 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, a hypothetical 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
None.
b)
None.
c)
Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1#	Amended Executive Employment Agreement, dated August 25, 2023, by and between atai Life Sciences US, Inc. and Stephen Bardin	8-K	001-40493	10.1	8/31/2023

10.2†	Fourth Amendment to Series A Preferred Stock Purchase Agreement by and among atai Life Sciences AG, Recognify Life Sciences, Inc., f/k/a FSV7, Inc., and the Shareholders (as listed on Exhibit A)					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ATAI LIFE SCIENCES N.V.

Date: November 14, 2023	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Anne Johnson
Anne Johnson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)