Form 10-K
period 2023-12-31
ATAI Life Sciences N.V.
filed 2024-03-28
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $203.3 million. Solely for purposes of this disclosure, common shares held by executive officers, directors and certain shareholder of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 1, 2024, the registrant had 166,026,396 common shares, par value €0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III where indicated.

ATAI Life Sciences N.V.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-K other than statements of historical fact should be considered forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, partnerships and other strategic arrangements; the sufficiency of our cash and cash equivalents and short-term investments to fund our operations; available funding under the 2022 Term Loan Facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

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

GENERAL

Unless the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to “Form 10-K” and “Annual Report” herein refer to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

We were incorporated pursuant to the laws of the Netherlands as Adripa Holding B.V. on September 10, 2020 to become a holding company for ATAI Life Sciences AG and on January 11, 2021, our name was changed to ATAI Life Sciences B.V. Prior to our initial public offering ("IPO") on June 22, 2021, we converted the legal form of ATAI Life Sciences B.V. into a public company with limited liability and our name into ATAI Life Sciences N.V.

We may announce material business and financial information to our investors using our investor relations website at https://ir.atai.life. We therefore encourage investors and others interested in atai to review the information that we make available on our website, in addition to following our filings with the U.S. Securities and Exchange Commission (“SEC”), webcasts, press releases and conference calls. Information contained on our website is not part of this Annual Report on Form 10-K.

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
•
If we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts;
•
Raising additional capital, such as through future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our equity incentive plans, may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to current product candidates or to any future product candidates on unfavorable terms;
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
•
Because we have multiple programs and product candidates in our development pipeline, in addition to our continued business development activities, we may, and have in the past decided to, expend our limited resources and allocation of capital to pursue a particular product candidate over other product candidates that may ultimately have been more profitable or for which there may have been a greater likelihood of success, which may adversely affect our future revenues;
•
We may not achieve our publicly announced milestones according to schedule, or at all. Any variation in the timing of previously announced milestones could have a material adverse effect on our business plan, financial condition or operating results and the trading price of our common shares;
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
•
Research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results;
•
The production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations;
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 in response to the significant unmet need and lack of innovation in the mental health treatment landscape. We are dedicated to efficiently developing and investing in innovative therapeutics to treat depression, anxiety, addiction, and other mental health disorders. By pooling resources and best practices, we aim to responsibly accelerate the development of new medicines to achieve clinically meaningful and sustained behavioral change in mental health patients.

We have a bold and ambitious vision: to heal mental health disorders so that everyone, everywhere can live a more fulfilled life.

Mental health disorders such as depression, substance use disorder, and anxiety, which are among our initial focus indications, are highly prevalent and estimated to affect more than one billion people globally. In addition, the total costs of mental health disorders are significant and expected to increase substantially. Between 2009 and 2019, spending on mental health care in the United States increased by more than 50%, reaching $225 billion, and a Lancet Commission report estimates the global economic cost will reach $16 trillion by 2030. While current treatments, such as selective serotonin reuptake inhibitors, or SSRIs, and serotonin-norepinephrine reuptake inhibitors, or SNRIs, are well established and effective for certain patients, a significant percentage of patients either respond inadequately or relapse, translating to a significant unmet patient need.

Our Model and Strategy

We have a team of experienced drug discoverers, developers and innovators working to heal mental health disorders. At atai we have a robust portfolio of drug development programs that have either been acquired through strategic investments or created de novo through our drug development platform. To continue to grow our business and to aid in the development of our various programs, we intend to continue to incubate, acquire and invest in companies that share our goal of advancing transformative treatments for patients that suffer from mental health disorders.

We believe in a modular approach to capturing value as we advance therapies through commercialization. While our primary goal is to pursue commercialization of products independently, we also intend to continue opportunistically establishing collaborations and/or divest atai companies entirely based on several factors, including, without limitation, the strategic rationale and financial return potential. The model is designed to maximize the value of each drug that we successfully develop and generate returns for shareholders through these value-capturing strategies.

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

Our Strategic Investments

COMPASS Pathways plc (“COMPASS”) is developing its investigational COMP360 psilocybin therapy, which comprises administration of COMP360 with psychological support from specially trained therapists, with an initial focus on treatment-resistant depression (“TRD”). COMPASS is currently conducting a Phase 3 pivotal program composed of two pivotal trials, each of which will have a long-term follow-up component. Top-line pivotal data for the first and second trials are expected in the fourth quarter of 2024 and mid-2025, respectively. As of December 31, 2023, we beneficially owned 9,565,774 shares representing a 15.4% equity interest in COMPASS. Certain of our founding investors were also seed investors and/or founders of COMPASS. Our interest in the product candidates of COMPASS is limited to the potential appreciation of our equity interest.

Beckley Psytech Psytech Limited ("Beckley Psytech") is developing its investigational compounds, BPL-003 5 Methoxy N,N-dimethyltryptamine benzoate ("5-MEO-DMT") for treatment of TRD and Alcohol Use Disorder ("AUD") and ELE-101 psilocin therapy for the treatment of Major Depressive Disorder ("MDD"). Beckley Psytech is conducting a Phase 2b controlled study of BPL-003 in patients with TRD, with an anticipated readout in second half of 2024. Initial results from the BPL-003 open-label Phase 2a in TRD were announced in March 2024. Initial results from the BPL-003 open-label Phase 2a study in AUD are anticipated mid-2024. Initial results from the current ELE-01 Phase 1/2a study are anticipated in the first half of 2024. In January 2024, we invested in Beckley Psytech resulting in a 35.5% ownership stake and 1:1 warrant coverage at a 30% premium on the primary issuances. We hold a time-limited right of first refusal on a future sale of the company and an indefinite right of first negotiation for BPL-003 and ELE-101. atai and Beckley Psytech also agreed to collaborate on digital therapeutics, commercial and market access activities in preparation for future potential commercialization. Our interest in the product candidates of Beckley Psytech is limited to the potential appreciation of our equity interest.

Our Enabling Technologies and Drug Discovery Platforms

We are developing enabling technologies that have the potential to support the programs in our pipeline. We currently have enabling technologies housed at our atai companies, as well as IntelGenx Technologies, a strategic investment of ours. While many of these technologies remain in early stage development, in October 2023, we announced the completion of a Phase 1 study in healthy participants, in which pharmacokinetic ("PK") and pharmacodynamic ("PD") data confirmed systemic delivery of VLS-01 via, a proprietary oral transmucosal film ("OTF") formulation of N,N-dimethyltryptamine ("DMT"), via the oral, transmucosal route at levels comparable to those achieved with 30 mg intravenous ("IV") administration of DMT.

In addition, we also conduct early-stage drug discovery through our discovery platform. Expanding intellectual property has been essential to our strategy since inception, with key investments made to unlock NCEs. We have made substantial progress in our drug discovery efforts to date, synthesizing and screening approximately 700 compounds and identifying novel scaffolds that display potential in targeting mental health disorders.

Our Pipeline

Our pipeline currently consists of therapeutic candidates across multiple neuropsychiatric indications including depression, anxiety, opioid use disorders ("OUD"), and cognitive impairment associated with schizophrenia ("CIAS"). The table below summarizes the status of our product candidate portfolio as of the date of this Form 10-K.

Drug Development Programs and Strategic Investments

Our strategy will be delivered through a robust portfolio of psychedelic and non-psychedelic drug development programs and strategic investments

Programs / Investments	Primary Indication
PSYCHEDELIC PROGRAMS & STRATEGIC INVESTMENTS	
COMP360[1] / Psilocybin	Treatment-Resistant Depression
BPL-003[2] / 5-MEO-DMT	Treatment-Resistant Depression
VLS-01 / DMT	Treatment-Resistant Depression
ELE-101[2] / Psilocin	Major Depressive Disorder
IBX-210 / Ibogaine	Opioid Use Disorder
EMP-01 / R-MDMA	Undisclosed
EGX-A & EGX-B / Novel 5-HT2A Receptor Agonists	Undisclosed
NON-PSYCHEDELIC PROGRAMS	
RL-007 / Pro-cognitive neuromodulator[3]	Cognitive Impairment Associated with Schizophrenia
GRX-917 / Deuterated etifoxine	Generalized Anxiety Disorder

Preclin
Phase 1
Phase 2
Phase 3

[1] Strategic Investment in Compass Pathways
[2] Strategic Investment in Beckley PsyTech
[3] RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl 1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts

Strategic Investment

atai LIFE SCIENCES

The following details our key psychedelic programs and strategic investments, as well as our non-psychedelic programs, including related prior evidence in humans based on completed and/or on-going clinical trials or studies, recent advancements and upcoming milestones, as applicable:

Psychedelic Programs & Strategic Investments

COMP360 (via Strategic Investment in COMPASS)

•
Product Candidate Concept: COMP360 is a proprietary psilocybin formulation that includes pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity. By activating a distinct set of receptors in brain areas critical to mood and cognition, psilocybin acts to induce a range of downstream effects that may have important, sustained effects on brain function. In this way, evidence of the molecular, cellular, and systemic effects of psilocybin in the CNS supports the potential for psilocybin in the treatment of mental health conditions. At the molecular level, psilocybin is rapidly metabolized to its active metabolite psilocin, which is a partial agonist at several 5-hydroxytryptamine (serotonin), or 5-HT, receptors, also known as serotonin receptors, including 5-HT2A, 2C, and 1A receptors. This means that psilocin binds to and activates these receptors, all of which are expressed in neurons in different areas of the CNS. In particular, many of the prominent acute effects of psilocybin, such as changes in emotion and cognition, are thought to be mediated by 5-HT2A receptor stimulation, an interpretation that is supported by the fact that blocking the 5-HT2A receptor prevents the psychedelic effects of psilocybin in humans. COMP360 is currently being evaluated in a pivotal program in patients with TRD with additional Phase 2 studies being conducted in post-traumatic stress disorder and anorexia.

•
Disease Overview: Major depressive disorder, or MDD, is characterized by persistent depressed mood and loss of interest or pleasure in most daily activities of at least two weeks’ duration. These symptoms are often accompanied by fatigue, difficulty concentrating, psychomotor impairments and suicidal ideation, among others. Depression is one of the most prevalent psychiatric disorders and a leading cause of disability worldwide, affecting an estimated 300 million people globally. Treatment resistant depression, referred to as TRD, is a subtype of MDD. TRD is a severe form of MDD, comprising patients who do not respond adequately to two or more pharmacological treatments. Approximately one third of patients with MDD are diagnosed with TRD.

TRD is estimated to affect approximately 100 million people globally. People with TRD are often unable to perform daily tasks, are less productive at work and have high rates of unemployment. People with TRD are also more likely to receive disability or welfare benefits and are reported to have a higher frequency of co-occurring conditions, including hypertension, anemia, and diabetes, compared to people with MDD who are not treatment resistant. In addition, direct medical costs for people with TRD are estimated to be two to three times higher than for people with MDD who are not treatment resistant, with an average of twice the number of inpatient visits and hospital stays that are over one-third longer. It has been found that the proportion of people with TRD who have attempted suicide may be as high as 30%, approximately a seven-fold increase compared to people with MDD who are not treatment resistant.

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

•
Prior Clinical Evidence:

Phase 1 Healthy Volunteer Study

In its initial Phase 1 healthy volunteer trial, COMPASS observed that COMP360 was generally well-tolerated and supported continued progression of Phase 2b studies. The trial also showed the feasibility of simultaneous administration of COMP360 to up to six people in the same facility, with 1:1 therapist support. In August 2020, the FDA approved COMPASS's request for a 1:1 model of therapist support.

Phase 2b Study in patients with TRD

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

•
Recent Advancements: At the beginning of 2023, a Phase 3 program evaluating COMP360 psilocybin treatment in TRD was initiated. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows: Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in our Phase 2b trial (n=233). Top-line data is expected in the fourth quarter of 2024. Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and whether a second dose can improve responses observed in our Phase 2b trial and to explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. Top-line data is expected by mid-2025. The primary endpoint in both pivotal trials is the change from baseline in the MADRS (Montgomery-Åsberg Depression Rating Scale) total score at week 6.

BPL-003 (via Strategic Investment in Beckley Psytech)

•
Product Candidate Concept: BPL-003 is a dry powder, intranasal formulation of the benzoate salt form of 5-MeO-DMT, a psychoactive indolealkylamine derivative of tryptamine. 5-MeO-DMT is a serotonergic psychedelic due to its ability to bind to a variety of serotonin (5-HT) receptors where it predominantly acts as an agonist. Its agonist activity at 5-HT receptors is considered to be the mechanism for its psychoactive effects and, although it has affinity for a broad range of 5-HT receptors, its actions at serotonin 1A (5-HT1A) and serotonin 2A (5-HT2A) receptors are considered to be the most important for the majority of its reported activities. The lead indication for BPL-003 is TRD, with on-going Phase 2a and 2b studies. There is also an on-going Phase 2a study in AUD.
•
Disease Overview: See “— COMP360 (via Strategic Investment in COMPASS) – Disease Overview” for an overview of MDD and TRD
•
Prior Clinical Evidence:

Phase 1 Study of BPL-003 in Healthy Volunteers

A two-part, phase 1, single ascending dose study was conducted to evaluate the safety, tolerability and PK profile of BPL‑003 in healthy subjects. BPL-003 was safe and well-tolerated in the study, with a PK profile that was approximately dose linear. In this study assessments were made of PD endpoints that are thought to be predictive of efficacy outcomes in TRD subjects. Literature data indicate that the 30-item Mystical Experience Questionnaire (MEQ-30) data may be used as a surrogate marker of potential future psychiatric efficacy, and so was the key PD outcome measure conducted. A score of ≥3 was defined to be the threshold to elicit a significant experience. A score of ≥3 in all four subdomains of the MEQ-30 was defined as a complete Mystical Experience. The mean subject MEQ-30 scores generally increased with BPL-003 dose, with levels ≥3 being observed at doses of 6 mg and above in at least one sub-domain or total MEQ-30 score. The highest MEQ-30 scores were attained with 12 mg BPL-003, and three of five subjects (60%) achieved a complete Mystical Experience at 10 mg and 12 mg doses.

•
Recent Advancements: BPL-003 is currently being investigated in an on-going Phase 2a open-label study and an on-going Phase 2b double-blind, randomized, controlled study in people living with TRD. In addition, the company is also conducting an open-label Phase 2a study in patients with AUD.

In March 2024, the company announced initial results from Part 1 of the on-going Phase 2a open-label study in patients with moderate to severe TRD. The Phase 2a study investigated the safety, tolerability and efficacy of a single 10mg dose of BPL-003 alongside psychological support in patients who were not taking concomitant antidepressants. 12 subjects were dosed, and 11 met the criteria for per-protocol analysis. Patients were followed for 12 weeks post-dosing, with assessments conducted at multiple points throughout the study. Efficacy was assessed using the Montgomery–Åsberg Depression Rating Scale (MADRS). Initial analysis showed that a single dose of BPL-003 induced a rapid antidepressant response (≥50% reduction in MADRS score) in 55% of patients on the day after dosing. The antidepressant effect was durable, with the 55% response rate maintained at weeks 4and 12. There were 55% of patients in remission (MADRS score ≤10) at week 4 and 45% in remission at week 12.

BPL-003 demonstrated a promising safety profile and was well tolerated. Adverse events (AEs) were predominantly mild or moderate and the most common (>10%) AEs were nasal discomfort, headaches, nausea and vomiting, broadly consistent with Phase 1 findings. No serious AEs were reported. The acute effects of BPL-003 resolved on average in less than two hours. These data suggest that BPL-003 could offer a shorter treatment time when compared to other psychedelic treatments currently in development.

A Part 2 extension of this Phase 2a open-label study is now enrolling patients with TRD who are on stable doses of oral antidepressants to assess the safety and efficacy of BPL-003 co-administration.

A randomized, quadruple-masked, controlled Phase 2b study of BPL-003 is currently underway. The study is investigating the effects from a single 12mg or 8mg dose of BPL-003 against a sub-perceptual dose of 0.3mg in 225 patients with TRD. Efficacy will be assessed by masked raters using the MADRS scale at several time points with the primary endpoint at week 4 and final assessment at week 8. Top-line results are expected in H2 2024.

Lastly, BPL-003 is also being investigated in the open-label Phase 2a study in AUD, with initial data expected mid-2024.

VLS-01 (N,N-Dimethyltryptamine; (“DMT”) for TRD

•
Product Candidate Concept: VLS-01 is an oral transmucosal film ("OTF") formulation of DMT. Pharmacologically, DMT is a partial agonist of the 5-HT-1A/2A/2C receptors, developed to induce a short duration of psychedelic effect of approximately 30 to 45 minutes, with a serum half-life estimated at less than 10 minutes. Intravenous ("IV") DMT administration results in rapid-acting antidepressant effects in patients with major depressive disorder. VLS-01’s OTF may eliminate the need for IV infusion.
•
Disease Overview: See “— COMP360 (via Strategic Investment in COMPASS) – Disease Overview” for an overview of MDD and TRD.
•
Prior Evidence – Non-Clinical and Clinical Data:

VLS-01 Non-Clinical

Neural plasticity is considered to be a critical mechanism by which serotonergic psychedelics exert antidepressant effects. DMT acts as a partial agonist of the 5-HT 1A/2A/2C receptors, primarily in cortical neurons and the limbic system, where it is believed to increase neuroplasticity and decrease functional connectivity. In vitro and in vivo assays for neuritogenesis and synaptogenesis in the prefrontal cortex of adult rats demonstrated DMT’s potential to significantly increase dendritic arbor complexity along with functionality (assessed by ex-vivo slice recordings of excitatory postsynaptic currents ("EPSCs"), suggesting the potential to restore prefrontal cortex deficits observed in the pathophysiology of depression.

In a series of behavioral experiments conducted in male rats, a single intraperitoneal injection of 10 mg/kg DMT, a hallucinogenic dose based on rodent drug discrimination data, demonstrated an antidepressant-like effect in the forced swim test, as indicated by a significant reduction in immobility and increase in swimming.

DMT has limited oral bioavailability, and current clinical studies conducted by third parties typically involve either IV or inhaled routes of administration. Given the challenges—both commercial and safety—with these routes, we are developing VLS-01 as an OTF formulation, which is expected to provide a more convenient and acceptable route of administration. Our improved proprietary formulation has demonstrated good mucosal penetration of DMT when tested in vitro in a standard model involving pig mucosal tissue.

Phase 2a Study of IV DMT fumarate in Major Depressive Disorder

The third-party Phase 2a study investigated the safety and efficacy of DMT fumarate with supportive therapy compared to placebo with supportive therapy, in 34 patients with moderate/severe MDD. Patients were administered a short IV infusion of 21.5mg of DMT fumarate, resulting in a 20 to 30-minute psychedelic experience. The study met the primary and key secondary endpoints, demonstrating a placebo-adjusted reduction of -10.8 (p=0.002) and -7.4 (p=0.02) in MADRS scores at one- and two-weeks post-dose, respectively. DMT fumarate was well tolerated with no drug-related serious adverse events reported, including no reports of suicidal ideation or behavior. There were no clinically significant safety concerns in any treatment group, including with vital signs, electrocardiogram ("ECG") or clinical laboratory findings.

We believe this study provides strong proof of concept data for DMT as a potential treatment for depression and supports the development of the OTF formulation of DMT, VLS-01, which may simplify in-clinic administration relative to an IV formulation.

•
Recent Advancements: In March 2024, we dosed the first participant in the Phase 1b study of VLS-01. The study is expected to explore doses up to 240 mg with an optimized OTF that incorporates taste masking, an intrinsic backing layer, and enhancements designed to increase permeability with goals of further improving the participant experience and PK. Top-line results are expected in the second half of 2024.

ELE-101 (via Strategic Investment in Beckley Psytech)

•
Product Candidate Concept: ELE-101 is the benzoate-salt form of psilocin, the active metabolite of psilocybin, which is being evaluated as an IV formulation. ELE-101 is a serotonergic psychedelic, and as such, primarily acts as a partial agonist of the 5-HT2A receptor. Psilocin plasma concentrations are highly correlated with serotonin 5-HT2A receptor occupancy and corresponding psychedelic effect. Studies using oral psilocybin have shown its therapeutic utility and have begun exploring its mechanism of action. However, they also highlighted that the conventional oral formulation has its limitations; PK variability, prolonged duration of treatment effect and difficulty in optimizing or halting the treatment. IV delivery of psilocin enables consistent drug concentrations to be achieved rapidly and in a controlled manner.
•
Disease Overview: See “— COMP360 (via Strategic Investment in COMPASS) – Disease Overview” for an overview of MDD and TRD.
•
Prior Evidence: See “— COMP360 (via Strategic Investment in COMPASS) – Prior Clinical Evidence”.
•
Recent Advancements: ELE-101 is currently being studied in a two-part Phase 1/2a study. The Phase 1 portion (Part 1) of the study is a randomized, double-blind, placebo-controlled study to assess safety, tolerability, PK and PD of single ascending IV doses of ELE-101 in healthy volunteers. The Phase 2 portion of the study will evaluate a range of PD effects of a single IV dose of ELE-101 in patients with MDD. Initial results from the Phase 1/2a study are anticipated in the first half of 2024.

IBX-210: (ibogaine) for Opioid Use Disorder ("OUD")

•
Product Candidate Concept: IBX-210is an intravenous formulation of ibogaine, a naturally occurring oneirogenic and psychedelic compound isolated from a West African shrub with cholinergic, glutamatergic and monoaminergic receptor modulatory activity which we are developing for the treatment of OUD. The company was previously developing DMX-1002, an oral formulation of ibogaine.
•
Disease Overview: Substance abuse disorders ("SUD")s are highly prevalent disorders characterized by an inability to control the use of a legal or illegal drug, medication or other psychoactive compound. SUDs typically occur following prolonged, repeated use of a substance at high doses and/or high frequencies and can lead to significant health and social consequences. According to the National Survey on Drug Use and Health, 19.7 million adults in the United States suffered from an SUD in 2017.

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

•
Prior Clinical Evidence:

2018 Publication of Investigator Initiated Case Studies of an Oral Ibogaine Formulation (Mash et. al.)

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

As shown below, opioid-dependent patients reported significant decreases in drug craving as measured by all Heroin Craving Questionnaire-29 subscales at discharge and at one-month follow-up. Similarly, assessments of mood (The Beck Depression Inventory ("BDI"), The Profile of Mood States, or POMS, depression subscale, Symptom Checklist-90 depression subscale) revealed significant reductions in depression, as well as improvement in mood scores from baseline to post-dose and at one-month follow-up (p<0.01 for all).

2014 Publication of a Double Blind, Placebo Controlled Study of Ibogaine in Cocaine Use Disorder (Prior et. al.)

A double blind, placebo controlled study was conducted with 20 patients (N=20), split in 2 groups: the ibogaine group received a single dose of 1800 mg of encapsulated ibogaine extract and the placebo group received a single capsule of sugar powder. All patients were followed for a 24-week period, with biweekly visits to a psychiatric professional, in which a urine sample was collected in order to detect cocaine use. Data analyzes was performed using ANOVA for repeated measures for comparison of data between groups and between members of the same group. Urine samples were compared (positive results) using measure ANOVA statistical tests with the Least Squares Difference for post hoc two group comparisons. Statistical significance was 5% (P< 0.05) for all the referred tests.

Phase 1 Study of DMX-1002 (Ibogaine) in Opioid Use Disorder

A phase 1/2a study was initiated to assess safety, tolerability, PK, and potential for clinical activity in health volunteers and patients with OUD. In August 2023, we announced the results from the Phase 1 portion of the study. The single-blinded Phase 1 study assessed the safety, tolerability and PK of single-ascending doses of DMX-1002 in healthy volunteers. Oral doses of 3 mg/kg, 6 mg/kg & 9 mg/kg were evaluated in 20 participants. Results of the Phase 1 trial demonstrated that oral doses of DMX-1002 at 9 mg/kg achieved plasma concentrations in line with those described in previous studies1,2 in which subjects reported psychedelic experiences and obtained therapeutic benefit in OUD. However, a marked interpatient variability in the PK of both ibogaine and its major metabolite, noribogaine, were noted.

The treatment-related adverse events ("AEs") were similar to those observed in prior trials of DMX-1002, and nearly all (>94%) were rated mild-to-moderate in severity. There were no serious adverse events reported. QT prolongation was observed at all three doses tested, and on one of the two participants who received 9 mg/kg of DMX-1002, QT prolongation reached levels near those seen at the 10 mg/kg dose in the published literature3 (median change: 95ms). In this participant, a QTcF prolongation of 90-94ms was observed with a QTcF interval of 493-501ms. The patient was asymptomatic, with no cardiac arrythmias, and the QTc change resolved without intervention or sequalae.

1. DC Mash et. al. [1998]; 2. DC Mash et. al. [2018]; 3. T Knuijver et al. [2021]

•
Recent Advancements: Based on the analysis of the Phase 1 results, atai is exploring IBX-210, a novel IV formulation of ibogaine, that is designed to improve safety, reduce PK variability and lead to a shorter and more predictable time in-clinic that is anticipated to improve scalability and patient access relative to oral ibogaine (DMX-1002). We plan to engage regulatory authorities to assess progressing IBX-210 into an efficacy study in patients with OUD.

EMP-01: R-3,4-methylenedioxy-methamphetamine ("R-MDMA")

•
Product Candidate Concept: EMP-01 is an oral formulation of an R-MDMA.
•
Recent Advancements: In January 2024, we announced positive top-line results from the Phase 1 study. EMP-01 was well-tolerated, and treatment-related adverse events (AEs) were all expected and generally dose dependent. There were no study discontinuations, and no serious or severe AEs were observed in the study. The PK profile of EMP-01 was dose-proportional. PD measures included both subjective reports and blood-based biomarkers. Significant, consistent, and dose-dependent changes were seen on several of these exploratory PD measures. EMP-01 administration resulted in a differentiated subjective experience compared to racemic MDMA on standard psychedelic experience questionnaires. Further, dose dependent changes on measures of emotional breakthrough, a phenomenon thought to be a key mediator of the long-term psychological changes associated with psychedelics, were noted in this healthy volunteer population.EMP-01 was well-tolerated in all cohorts. We are currently evaluating next steps for the development of EMP-01.

EGX-A and EGX-B: Novel 5-HT2A Receptor Agonists

•
Product Candidate Concept: EGX-A and EGX-B are lead candidates from atai’s internal drug discovery engine, which were discovered using an artificial intelligence/machine learning-driven approach. They are psychedelic-like with novel, non-tryptamine structures with differentiated 5-HT receptor pharmacology compared to traditional psychedelics.
•
Recent Advancements: As part of atai’s drug discovery effort, novel 5-HT2A receptor agonists were discovered that are non-hallucinogenic based on animal studies. The molecules are being further optimized and studied in animal models to assess therapeutic potential.

Non-Psychedelic Programs

RL-007

•
Product Concept: RL-007 is an orally bioavailable compound that has demonstrated pro-cognitive effects in multiple pre-clinical and clinical studies, including two Phase 1 and two Phase 2 trials. Although the precise molecular target and mechanism of action for RL-007 has not yet been fully elucidated, RL-007 has been demonstrated to modulate the cholinergic, glutamatergic and GABA neurotransmitter systems. Overall, RL-007 putatively alters the excitatory/inhibitory balance in the brain. The compound has been assessed in ten completed Phase 1 and Phase 2 clinical trials. To date, over 500 participants have been dosed with no evidence of safety issues. We are initially developing this compound for the treatment of CIAS.
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

Studies with co-delivered antagonists suggest that RL-007 modulates both inhibitory and excitatory neuronal signaling through the γ-aminobutyric acid B (GABAB) and nicotinic α4β2 receptor complexes.

In contrast to other compounds that are agonists of GABAB receptors, RL-007 does not appear to induce the classic GABA side effects such as sedation (in animal models), suggesting the involvement of additional pharmacological mechanisms.

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

Phase 1 Scopolamine Challenge

A Phase 1 study enrolled 23 healthy volunteers to evaluate the effect of RL-007 on the scopolamine cognition model in healthy volunteers. RL-007 was administered ter in die, or three times a day (“TID”) for one day and then co-administration with scopolamine on Day 2 to induce a temporary cognitive impairment. RL-007 was well tolerated. A statistically and clinically significant reversal of the scopolamine-induced cognitive impairment was observed with the 30 mg TID dose. Additionally, marked changes in quantitative encephalogram ("qEEG") were found at all doses tested. Notably, and consistent with non-clinical evidence, the dose response was inverted U-shaped, with the most significant changes observed at the 30mg dose-level.

Phase 2 Study in Diabetic Peripheral Neuropathic Pain ("DPNP")

A Phase 2 study that enrolled 181 patients with DPNP in a double-blind, randomized, placebo-controlled study to evaluate the efficacy of RL-007 to address neuropathic pain in subjects with diabetes. While unsuccessful in demonstrating a clinically meaningful effect on pain scores with RL-007, as part of this trial, cognitive function was assessed using a standard computerized cognitive test battery, Cogstate, which assessed cognitive abilities such as attention, concentration, verbal learning and memory, working memory and global cognitive functioning. In addition, investigators observed subjects in the lowest dose cohort (40/80 mg) exhibited an improvement in verbal learning (Cohen’s d = 0.31) and memory (Cohen’s d = 0.36), underscoring the effects on cognition and inverted-U dose response observed in prior clinical and non-clinical studies.

Phase 2a Study in CIAS

Recognify initiated a Phase 2a proof-of-mechanism study in the United States for RL-007 in 32 CIAS patients. The study was designed to evaluate the safety and tolerability of RL-007, as well as effects on clinical activity endpoints, including a subset of the MATRICS Consensus Cognitive Battery ("MCCB") to assess cognition. In December 2021, we announced positive clinical data from the Phase 2a study of RL-007 in CIAS patients. RL-007 was well tolerated and demonstrated a clinically meaningful pro-cognitive profile consistent with previous Phase 1 and Phase 2 trials of this compound.

In the figure below, we show the results on a subset of the MATRICS Consensus Cognitive Battery (MCCB) demonstrating an inverted-U dose response on the key cognitive endpoints of HVLT, symbol coding and category fluency. On symbol coding at the 20mg dose, a Cohen’s d of 0.79 was observed. The MCCB is recognized by the FDA as an approvable endpoint for measuring cognitive function in CIAS.

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

•
Recent Advancements: In the first quarter of 2023, we announced the dosing of the first patient in the Phase 2b proof-of-concept clinical trial for RL-007 in CIAS. The Phase 2b trial is a randomized, placebo-controlled, double-blind, three-arm study evaluating 20mg and 40mg of RL-007 compared to placebo in approximately 230 patients The primary endpoint of the study is the MCCB neurocognintive composite score at 6 weeks. We anticipate reporting top-line results from this study by mid-2025.

GRX-917 (deuterated Etifoxine)

•
Product Candidate Concept: GRX-917 is a novel compound that potentiates neurosteroidogenesis, that is being developed as a treatment for Generalized Anxiety Disorder ("GAD").

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

•
Disease Overview: Anxiety disorders develop when feelings of apprehension and worry are excessive, persistent and/or markedly impact a person’s quality of life. Anxiety disorders can present with a range of symptoms and may impact personal health, as well as both social and professional interactions. There are several types of anxiety disorders, including GAD, social anxiety disorder and panic disorder, which are distinct but share common symptoms.

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

•
Prior Evidence – Non-Clinical & Clinical Data:

Etifoxine & GRX-917 Non-Clinical

Etifoxine and GRX-917 have shown anxiolytic effects in the elevate plus maze ("EPM") mouse model. Finasteride, an inhibitor of neurosteroid biosynthesis, was able to fully inhibit the anxiolytic activity of GRX-917 and etifoxine in the EPM model, suggesting that both compounds work via modulation of neurosteroidogenic activity. In humans, the anxiolytic activity of etifoxine hydrochloride is not inhibited in the presence of the benzodiazepine antagonist flumazenil (Schlichter et al, 2000), supporting the notion that etifoxine’s anxiolytic effects are not driven by the direct activation of the benzodiazepine site of the GABAA receptor.

GRX-917’s half-life in human and rat liver microsomes is increased by 82% compared to etifoxine. In rats, this enhanced in-vitro metabolic stability translated in-vivo to a 1.7-fold increase in maximum concentration (i.e. Cmax) and a 2.5 fold increase in exposure (i.e. AUC) for the GRX-917 compared to etifoxine. Terminal half-life was also increased by 20%. The effect of deuterium substitution on enhancing microsome stability is identical (+82%) in rats and humans, pointing to a similar metabolic pathway. Therefore, GRX-917’s superior rat PK profile is expected to translate to humans.

Phase 1 Safety, Tolerability and PK Study of Etifoxine

In 2020, GABA Therapeutics completed a Phase 1 study of etifoxine to evaluate the safety, tolerability, PK and PD (via qEEG) of single (100 mg) and multiple doses (100 mg, twice a day (“BID”) for seven days) of oral etifoxine in normal healthy volunteers. The results quantified the PK of etifoxine and served as a benchmark for the single and multiple ascending dose study GRX-917.

Phase 1 Single and Multiple Ascending Dose Study

In June 2021, GABA initiated a Phase 1 single and multiple ascending dose trial of GRX-917. The Phase 1 trial was a randomized, double-blind, placebo-controlled study of the safety, tolerability and PK of single and multiple-ascending doses of GRX-917 up to 500mg as single doses and 300mg given every twelve hours for seven days, respectively.

In January 2023, Phase 1 results were announced from the study of GRX-917 in healthy volunteers. GRX-917 was well-tolerated, in all dose cohorts with no dose-limiting toxicities and sedation compared to placebo.

Additionally, the data confirmed an improved PK profile including longer half-life and increased bioavailability compared to etifoxine. Quantitative electroencephalography ("qEEG") data showed dose-dependent increases in frontal beta power, providing evidence of target engagement. These qEEG data from the Phase 1 study were detailed in April 2023 in a poster at the Society for Biological Psychiatry ("SOBP") Annual Meeting.

Regulatory Authorities Pharmacovigilance assessments of Etifoxine

An analysis of the safety profile of etifoxine (2000-2012) was completed by the French National Agency for the Safety of Medicines and Health Products (“ANSM”) France showed that the profile of Adverse Drug Reaction (ADR) is globally similar to that expected and there were no new safety data regarding the risks identified in the spontaneous reporting data. In over 14 million prescriptions of Stresam® between 2000 and 2012, there was a low ADR rate of ~ 21 per million treatments. There were only sporadic reports of ADRs relating to abuse, misuse or dependence. Data from this pharmacovigilance study were reviewed by the ANSM and this resulted in a confirmation of the favorable risk-benefit assessment subject to the conduct of additional studies. As risk mitigation measures, revisions were made to the label information and a letter was sent to healthcare professionals in 2014.

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

•
Recent Advancements: Following Phase 1 results announced in January 2023, the company is actively looking for partnership and external funding opportunities for this program. The goal is to proceed GRX-917 into a Phase 2 study in patients living with anxiety disorder.

Our Other Clinical Program

Perception Neuroscience: PCN-101 (R-Ketamine) for TRD

•
Product Candidate Concept: PCN-101, a subcutaneous formulation of R-ketamine, as a therapy for psychiatric indications, initially focused on TRD. PCN-101 is being evaluated as a rapid-acting antidepressant therapy with potential benefits over S-ketamine, including a non-dissociative profile that has the potential to allow for at-home-use.
•
Prior Clinical Evidence: In a third-party, open-label clinical trial, another formulation of R-ketamine was observed to produce a rapid and durable response with limited dissociative side effects in a small number of patients with TRD.

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

•
Recent Advancements:
o
In August 2023, we reported results from the Phase 1 open-label bridging study designed to assess the safety, tolerability, and PK profile of 60mg, 90mg and 120mg of PCN-101 delivered subcutaneously ("SQ") as compared to 60mg of PCN-101 delivered via IV.
o
PK analysis indicated that 120mg of PCN-101 delivered SQ resulted in an approximate doubling of drug exposure ("AUC") while maintaining approximately the same maximum concentration ("Cmax") as the 60mg IV dose.
o
At the highest SQ dose of 120mg, rates of sedation (defined as MOAA/S score <5) and dissociation (defined as CADSS total score >4 and change from baseline >0) were each 14%. Overall, we believe the data supports testing the concept of at-home use of PCN-101 in future studies.
o
We continue to work collaboratively with Perception Neuroscience to explore strategic partnership opportunities.

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

The commercial opportunity for our potential products could reduce or be eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Furthermore, we may also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute and the Multidisciplinary Association for Psychedelic Studies ("MAPS"). Such non-profit organizations may be willing to provide products at cost or for free which could significantly disrupt the potential market for our products. Our competitors also may obtain FDA or other regulatory approval for their products faster than we may obtain approval for ours, which could result in our competitors establishing a market position before we are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, as well as the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Depression

Multiple therapies for depression exist, including common pharmacological treatments such as anti-depressants and psychosocial interventions such as cognitive based therapy. There are also non-pharmacological, somatic treatments for depression such as electroconvulsive therapy and transcranial magnetic stimulation, among others. However, these current therapies are ineffective or inadequately effective for a significant portion of patients. This treatment-resistant subset of depression is our initial therapeutic focus for several of our compounds. For TRD there are currently only two pharmacological treatments approved in the United States: (i) SPRAVATO (S-ketamine) nasal spray, an NMDA receptor antagonist, approved by the FDA in March 2019 and marketed by Janssen Pharmaceutical Companies of Johnson & Johnson, and (ii) a fixed dose combination of olanzapine and fluoxetine hydrochloride, which are individually available generically. These treatments are typically used alongside antidepressants and other treatments used in earlier lines of therapy for depression. In addition, there have been recent developments in the treatment of MDD, including AUVELITY, a therapeutic marketed by Axsome Therapeutics, which was recently approved by the FDA in August 2022 and which is also being studied in TRD. Psychosocial interventions and non-pharmacological, somatic treatments may also be used for patients. We are aware of several biopharmaceutical companies with therapies in development for TRD and MDD including Sage Therapeutics, Axsome Therapeutics, GH Research, The Janssen Pharmaceutical Companies of Johnson & Johnson, Cybin, Neumora Therapeutics, Relmada Therapeutics, as well as COMPASS, in which we hold an equity stake.

Cognitive Impairment Associated with Schizophrenia

We are not aware of any pharmacological treatments approved for CIAS. While antipsychotics are most commonly used to treat psychotic symptoms of schizophrenia, these medications fail to address the cognitive and negative symptoms of schizophrenia and are often associated with severe dose limiting effects. Furthermore, over 50 assets in development for CIAS have been discontinued or are inactive, indicating the complexity of successfully developing a therapy for this condition. We are aware of biopharmaceutical companies with therapies in development for CIAS including Boehringer Ingelheim and Takeda Pharmaceuticals (in partnership with Neurocrine Biosciences). Other companies with therapies in development in schizophrenia not focused on CIAS that we are aware of include Boehringer Ingelheim, Karuna Therapeutics (since acquired by Bristol-Myers Squibb Company), Minerva Biosciences, Neurocrine Biosciences, and Takeda Pharmaceuticals.

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

We are aware of several biopharmaceutical companies with therapies in development for anxiety disorders including VistaGen Therapeutics, Bionomics and MindMed, Sumitomo Pharmaceuticals, and Lykos Therapeutics.

Overview of our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection of intellectual property, particularly patents, in the United States and other countries with respect to product candidates and technology that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business for which we do not consider patent protection appropriate. The intellectual property covering the technologies and product candidates related to our programs are handled directly by the applicable platform companies, and we are not actively involved in the management of such intellectual property. For information regarding risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

As of December 31, 2023, our intellectual property portfolio includes 33 issued U.S. patents, 223 issued non-U.S. patents, 45 pending U.S. patent applications, 111 pending non-U.S. patent applications, 20 pending U.S. provisional applications, and 28 PCT applications. Our intellectual property portfolio for each of the programs in our pipeline are summarized in the table below and described further for certain programs. In addition, we have, and may continue to, enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with counterparties for the development and commercialization of its product candidates.

A description of our patents as of December 31, 2023, follows below:

BPL-003

Beckley Psytech owns two issued U.S. patents, three foreign issued patents in Europe, two issued patents in the United Kingdom, two U.S. pending patent applications, nine foreign pending patent applications in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea and New Zealand, two PCT patent applications and numerous pending United Kingdom priority patent applications covering benzoate salt of 5-methoxy-N,N-dimethyltryptamine (5-MeO-DMT benzoate), methods of synthesis, methods of use, crystalline forms and formulations thereof. Atai Therapeutics, Inc. has a strategic investment in Beckley Psytech to accelerate the clinical development of short-duration psychedelics.

VLS-01

ATAI Therapeutics, Inc. owns one issued U.S. patent, three U.S. pending patent applications and two PCT patent application, two U.S. provisional patent applications and twenty nine foreign pending patent applications in Argentina, Taiwan, Australia, Brazil, Canada, Chile, China, EP, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation and UAE, covering (i) DMT compositions exhibiting unique PK profiles following transmucosal administration (ii) new DMT salts and polymorphic forms, including DMT succinate (VLS-01), (iii) DMT parenteral formulations, and (iv) oral transmucosal films of DMT. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. ATAI Therapeutics Inc. owns one issued U.S. patent, eight U.S. pending patent applications, five PCT patent applications, one U.S. provisional patent applications and seventeen pending foreign applications in Australia, Brazil, Canada, Chile, China, EP, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation, UAE, Argentina, and Taiwan, covering novel analogues, products and conjugates of dimethyltryptamine, methods and pharmaceutical compositions thereof. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

ELE-101

Beckley Psytech owns two issued U.S. patents, two U.S. pending patent applications, one PCT patent application and nine foreign pending patent applications in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea and New Zealand. Beckley Psytech also co-owns with Board of Supervisors of Louisiana State of University and Agricultural and Mechanical College one U.S. pending patent application and one foreign pending patent application in Europe covering methods of use of 4-hydroxy-N,N-dimethyltryptamine (psilocin) and 3-[2-(Dimethylamino)ethyl]-1H-indol-4-yl dihydrogen phosphate (psilocybin). Atai Therapeutics, Inc. has a strategic investment in Beckley Psytech to accelerate the clinical development of short-duration psychedelics.

IBX-210

ATAI Therapeutics, Inc. owns five issued U.S. patents and six foreign issued patents in Europe, Australia, Canada and Hong Kong, six U.S. pending patent applications, and two foreign pending patent applications in Australia and South Africa covering methods of treatment using ibogaine (IBX-210). DemeRx IB’s issued patents and any patents issuing from the pending applications, if granted, are expected to expire in 2035, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. Atai Therapeutics, Inc. owns one pending U.S. patent application and one pending PCT patent application, covering methods of improving the therapeutic effectiveness and safety profile of ibogaine. Any patents issuing from these pending patent applications, if granted, are expected to expire in 2042, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

EMP-01

EmpathBio Inc. owns one issued U.S. patent, eight U.S. pending patent applications, six PCT patent applications and two U.S. provisional patent applications, covering MDMA enantiomers and processes for the preparation of MDMA, its enantiomers and derivatives thereof. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. ATAI Therapeutics Inc. owns one U.S. pending patent application, one PCT patent application, and one provisional application covering salts of R-MDMA and polymorphic forms and compositions comprising R-MDMA and methods of treating with the same. Any patents issuing from this pending patent application, if granted, are expected to expire between 2043 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. ATAI Therapeutics Inc. owns one U.S. pending patent applications, one PCT patent applications and four U.S. provisional patent applications, covering uses of MDMA for treating stress related disorders, increasing exposure of R-MDA, and modulating aggression responses. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2043 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

EGX-A & EGX-B

Atai Therapeutics, Inc. owns one issued U.S. patent, two U.S. pending patent applications, four PCT patent applications, fourteen foreign pending patent applications in Australia, Brazil, Canada, Chile, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia and UAE and four U.S. provisional patent applications covering novel 5-HT2A agonists. Atai Therapeutics, Inc, owns two U.S. pending patent applications, one PCT patent application and one U.S. provisional patent application covering non-hallucinogenic 5-HT2A agonists. Atai Therapeutics, Inc. owns two U.S. provisional patent applications covering EGX-A/EGX-B development related filings. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2041 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

RL-007

Recognify in-licenses twelve issued U.S. patents and 36 foreign issued patents in Europe, Australia, Brazil, Canada, China, Hong Kong, Israel, South Africa, India, Japan, Republic of Korea, Mexico, New Zealand and Russia, covering RL-007, including the pharmaceutical composition of and methods of using RL-007. The patents licensed to Recognify are expected to expire between 2026 and 2034, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

GRX-917

GABA Therapeutics owns four issued U.S. patents, two U.S. pending patent applications, eleven issued foreign patents in Australia, Brazil, Canada, China, Europe, Mexico, Israel, Japan, Republic of Korea and Mexico and one foreign pending patent application in Israel and one PCT application, covering the pharmaceutical composition and corresponding methods of use of the deuterated analogs of etifoxine (GRX-917). GABA Therapeutics’ issued patents and any patents issuing from the pending patent applications, if granted, are expected to expire between 2036 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

PCN-101

Perception Neuroscience in-licenses three issued U.S. patents, three foreign issued patents in Japan and two foreign issued patents in Europe and Canada, four U.S. pending patent applications and fifteen foreign pending patent applications in Brazil, Canada, China, Europe, Hong Kong, and Japan covering the composition of and methods of using R-ketamine (PCN-101) for the treatment of depressive symptoms in mental disorders, neurological disorders and substance abuse. Perception Neuroscience also in-licenses one U.S. pending patent application and one foreign issued patent in Australia and seven foreign pending patent applications in Brazil, Canada, China, Europe, Hong Kong, Israel and Japan covering the composition of matter of S-Norketamine for the treatment of depressive symptoms. Perception Neuroscience also owns one issued U.S. patent, one U.S. pending patent application, one foreign issued patent in Mexico, and seven foreign pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan and Mexico covering the method of using R-ketamine (PCN-101) for the treatment of depressive symptoms in mental disorders and substance abuse, as well as two pending PCT application directed to R-Ketamine salts and pharmaceutical compositions and one PCT application directed to methods of administering R-Ketamine. Perception Neuroscience’s owned and in-licensed issued patents and any patents issuing from the owned or in-licensed pending patent applications, if granted, are expected to expire between 2034 and 2043, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

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

Government Regulation and Product Approval

The FDA, the U.S. Department of Health and Human Services Office of Inspector General, Centers for Medicare and Medicaid Services, or CMS, DEA, and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state, local and foreign entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union (“EU”), are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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
•
submission to the FDA of an investigational new drug application ("IND") which must become effective before human clinical trials may begin;
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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA, and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. The central focus of an IND submission is on the non-clinical studies supporting the safe conduct of proposed clinical studies, the general investigational plan and the protocol(s) for clinical studies. Some non-clinical testing may continue even after the IND is submitted. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to evaluate the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA to demonstrate substantial evidence of efficacy.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, new molecular entity NDAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Once an NDA has been submitted, the FDA conducts a preliminary review of the application within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once an NDA has been accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

After the FDA evaluates an NDA and conducts any required inspections of the manufacturing facilities where the product candidate and/or its drug substance will be produced, the FDA will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as a clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the product is distributed and used in a manner such that benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may withdraw or limit further marketing of the product based on the results of such post-marketing studies.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of product candidates that meet certain criteria. For example, drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track-designated product candidate has opportunities for more frequent interactions with the review team during product development, and once submitted, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for standard review of new molecular entity NDAs under its current PDUFA review goals.

In addition, depending on the design of the applicable clinical studies, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the clinical benefit predicted by the surrogate or intermediate endpoint, and may require that such confirmatory trials be underway prior to granting accelerated approval. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different disease or condition for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if a product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity authorized under the FDCA. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of existing exclusivity or an available patent term if a sponsor conducts clinical trials in children in response to a “written request” from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials, and the FDA’s grant of pediatric exclusivity does not require the FDA to approve labeling containing information on pediatric use based on the studies conducted.

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

Foreign Government Regulation

Our product candidates are subject to similar laws and regulations imposed by jurisdictions outside of the United States, and, in particular, the EU, governing, among other things, clinical trials, marketing authorization, or MA, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, nonclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol, and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

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

The aforementioned EU rules are generally applicable in the EEA.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation intended to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital Management

As a company focused on the treatment of mental health concerns, we’re dedicated to accelerating patient access to evidence-based innovation in mental health. Our team is the key to our success, and we believe it is essential to invest in building an engaged, diverse, supported, and incentivized workforce who can help us achieve our vision of healing mental health disorders so that everyone, everywhere can live a more fulfilled life.

As of December 31, 2023, we had 83 full-time employees and five contractors or consultants doing regular work for the company. Of our full-time employees, 39 focus on driving forward research and development programs (including Digital Therapeutics), either directly or through our subsidiaries. Others provide strategic business development, finance, and executive leadership expertise, as well as operational, communications, legal and administrative services. Approximately two-thirds of our employees are located in the U.S., with the remainder split between the UK and Germany.

In February 2023, we implemented a realignment initiative resulting in a reduction in force of approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. In February 2024, the Company identified redundancies among certain positions, which resulted in a reduction in force of approximately 10% of the Company’s global workforce.

Our four core atai values are: Conscious Care, Bold Entrepreneurship, Collaborative Innovation, and Radical Responsibility. Our human capital philosophy is deeply rooted in these values, which form the core of everything from performance management cycle to hiring decisions. See “—Professional Development and Performance Management” and “—Core Values and Ethics” below, for more information.

We have no collective bargaining agreements with our employees and we have not experienced any significant work stoppages.

Recruiting

In response to evolving needs, we've reimagined our talent acquisition strategy by realigning responsibilities. Our HR team and hiring managers have taken the lead in recruitment, leveraging their extensive networks for our current hiring requirements. Committed to attracting top-notch talent, we maintain a focus on delivering a stellar recruiting process and exceptional candidate experiences. As we navigate this new approach, we are continuously exploring innovative avenues to connect with and recruit highly skilled individuals.

We are committed to attracting and retaining top performing team members. We focus on creating a dynamic, vibrant, values-based culture that allows for autonomy, growth and impact while also offering a competitive total rewards package.

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

All of our managing directors, supervisory directors, officers and employees are responsible for upholding these values as set forth in our Code of Conduct, which forms the foundation of our policies and practices. The Code of Conduct is available in the "Governance Overview" section of our website under "Corporate Governance," which is located at https://ir.atai.life.

Total Rewards and Employee Engagement

To attract and retain top talent, we offer a competitive total rewards package. We target pay at the 50th percentile of market, based on Aon Radford data, and employee stock option grants between the 50th and 75th percentile or above. We link a portion of every employee’s compensation to performance through a performance bonus program. We also incentivize subsidiary-level employees to achieve specific milestones at core value-inflection points, such as IND or NDA approval.

We invest in the professional development of our employees. All of our employees are strongly encouraged to develop personal development plans with their manager in order to define their career goals, and we encourage regular peer and manager feedback. We also offer targeted learning and development opportunities, including team and 1-1 coaching; access to continual growth through online learning platforms; external training where appropriate; and in-house live training, among other opportunities. In addition, to further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and motivate our employees and to develop a positive working culture. We also provide opportunities for our employees to take two working days each year to give back to their communities through volunteering. In addition, we hold regular company-wide team meetings aimed to connect with each other, foster a culture of transparency, receive updates from our management team and to discuss various other initiatives around the Company. We believe these initiatives foster a positive working environment.

Diversity, Equity and Inclusion

We believe that a diverse, equitable and inclusive culture is critical to atai’s success. We are proud to promote unique voices within and outside our organization, and are eager to learn from others’ experiences, as we know that a diverse and inclusive workforce is a business imperative and key to our long-term success.

Hybrid office culture

As of December 31, 2023, we had offices in Berlin, New York, and San Diego. We aim to foster a hybrid culture where we encourage employees to work in the office two or three days per week, but with the option to work from home when business needs allow for it. We do this because we believe the office offers meaningful benefits in terms of employee mental health and social connection; serendipitous conversations leading to greater creativity and cross-functional collaboration; and important opportunities for more junior staff to learn via exposure and osmosis.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We anticipate that we will incur significant losses for the foreseeable future and have incurred losses in each year since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders for the years ended December 31, 2023 and 2022 was $40.2million and $152.4 million, respectively. We have no products that are approved for commercial sale and have not generated any commercial product revenue. We have financed operations predominantly through the sale of equity securities and debt financings. We continue to incur significant research and development and other expenses related to ongoing operations and building our business infrastructure and expect to incur losses for the foreseeable future.

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

Because of the numerous risks and uncertainties associated with the development of drugs and medical devices, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, the Medicines and Healthcare Products Regulatory Authority, or the MHRA, or other comparable foreign regulatory authorities to perform preclinical studies or clinical trials in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our existing product candidates and any other product candidates that we may identify. Even if our existing product candidates or any future product candidates that we may identify are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product and ongoing compliance efforts.

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

If we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts.

Developing biopharmaceutical products is expensive and time consuming, and we expect to require substantial additional capital to conduct research, preclinical studies and clinical trials for our current and future programs, establish pilot scale and commercial scale manufacturing processes and facilities, seek regulatory approvals for our product candidates and launch and commercialize any products for which we receive regulatory approval, including building our own commercial sales, marketing and distribution organization. We regularly assess the ongoing development of our programs and may, from time to time, delay, limit or otherwise discontinue a program in order to allocate resources towards our existing programs, more developed programs or new investments. In addition, in connection with collaboration agreements relating to our programs, we may also be responsible for the payments to third parties of expenses that may, in certain instances, include milestone payments, license maintenance fees and royalties, including in the case of certain of our agreements with academic institutions or other companies from whom intellectual property rights underlying their respective programs have been in-licensed or acquired. Because the outcome of any preclinical or clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and potential commercialization of our product candidates and any future product candidates we may identify.

As of December 31, 2023, we had $154.2 million in cash and cash equivalents and short-term investment securities. Based on our current operating plan, we estimate that our existing cash, marketable securities and committed term loan funding as of the date this Annual Report on Form 10-K is filed with the SEC will be sufficient to fund operations into 2026. However, our operating plan has, and may continue to change as a result of many factors, some of which may be currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, sales of assets or programs, other sources, such as strategic collaborations or license and development agreements, or a combination of these approaches. We also may opportunistically seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any such additional fundraising efforts for us may divert our management from their day-to-day responsibilities, which may adversely affect our ability to develop and commercialize our product candidates or any future product candidates we may identify and pursue. Moreover, such financing may result in dilution to shareholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

•	the amount and timing of sales and other revenues from our product candidates, if approved, including the sales price and the availability of coverage and adequate third-party reimbursement;

•	the cash requirements in purchasing additional equity from certain of our atai companies upon the achievement of specified development milestone events;

•	the cash requirements of developing our programs and our ability and willingness to finance their continued development;

•	the cash requirements of any future acquisitions or discovery of product candidates, including minority equity investments in third parties;

•	the time and cost necessary to respond to technological and market developments, including other products that may compete with one or more of our product candidates;

•	the costs of acquiring, licensing or investing in intellectual property rights, products, product candidates and businesses;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio;

•	our ability to attract, hire and retain qualified personnel as we expand research and development and our operational and commercial infrastructure; and

•	the costs of operating as a public company in the United States and maintaining a listing on the Nasdaq Stock Market LLC (“Nasdaq”).

We cannot be certain that additional funding will be available on acceptable terms, or at all. For example, market volatility resulting from, among other factors, military conflicts and related sanctions, such as ongoing conflicts in the Middle East, as well as, Russia’s war in Ukraine, or other unknown factors could also adversely impact our ability to access funds as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or discontinue one or more research or development programs or the potential commercialization of any approved products or be unable to expand operations or otherwise capitalize on business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations.

Raising additional capital, such as through future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our equity incentive plans, may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to current product candidates or to any future product candidates on unfavorable terms.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect our expenses to increase in connection with our planned operations. In order to accomplish our business objectives and develop our product candidate pipeline, we expect to finance our future cash needs through a combination of public and private equity or debt financings, sales of assets or programs, and other sources, such as strategic collaborations or license and development agreements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. Our board of supervisory directors has the authority to authorize certain offers and sales of additional securities without the vote of, or prior notice to, shareholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue additional securities to provide such capital. For example, at December 31, 2023, we had an effective shelf registration statement filed with the SEC in July 2022 registering $300.0 million of securities, of which $150.0 million was reserved for sales under our at-the-market equity offering program, all of which remains available. Such additional issuances may involve the issuance of a significant number of common shares at prices less than the current market price for the common shares. We have also filed a registration statement on Form S-8 registering the issuance of common shares issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, certain of our executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, shareholder ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing shareholders. In addition, the possibility of such issuance may cause the market price of our common shares to decline. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations and liens on our assets, limitations on our ability to acquire, sell or license intellectual property rights, and other operating and financing restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

Pursuant to our 2021 Incentive Award Plan, or 2021 Incentive Plan, we are authorized to grant various stock-based awards to our executive officers, directors, employees and consultants. If our board of supervisory directors elects in the future to increase the number of shares available for future grant and, in the case of the 2021 Incentive Plan, if our shareholders approve of any such further increase, our shareholders may experience additional dilution, and our share price may fall.

If we obtain a controlling interest in certain of our existing companies or additional companies in the future, it could adversely affect our operating results and the value of our common shares, thereby disrupting our business.

As part of our strategy, we have and intend to continue to invest in companies that further or complement our strategy and help accomplish our business objectives, which we assess on an ongoing basis. We and our atai companies have also acquired and in-licensed certain of our technologies from third parties, and we may in the future acquire, in-license or invest in additional technology that we believe would be beneficial to our business. Investments in our existing and any future subsidiaries and other companies and the acquisition, in-license or investments in technology involve numerous risks, including, but not limited to:

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

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such acquisition, investment or transaction, we might incur costs in excess of what we anticipate, we might delay, limit or otherwise discontinue a program based on our ongoing assessment of our programs, and management resources and attention might be diverted from other necessary or valuable activities, any of which may have an adverse impact on our business, financial condition and results of operations.

As a result of covenants related to our Loan Agreement with Hercules, our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business.

In August 2022, we entered into a Loan and Security Agreement, as amended in March 2023 and as further amended in May 2023 (collectively, the “Loan Agreement”), with Hercules Capital, Inc., or Hercules, pursuant to which we have total borrowing capacity under several tranches of up to $175.0 million aggregate principal (the "2022 Term Loan Facility"). The 2022 Term Loan Facility is secured by a lien on substantially all of our assets, including intellectual property, with certain limited exceptions set forth in the Loan Agreement. The Loan Agreement contains various covenants that may restrict our ability, among other things, to sell, transfer, lease or dispose of certain assets; make material changes to our business; incur indebtedness; encumber or permit liens on certain assets; make certain investments and acquisitions; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common shares; and enter into certain transactions. Our business may be adversely affected by these restrictions on our ability to operate our business.

In addition, we are required under the Loan Agreement to comply with various covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

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

In addition, although we do not have a majority interest in certain of our atai companies, such as COMPASS and Beckley Psytech Limited (“Beckley Psytech”), a large proportion of our overall value may at any time reside in our ownership interest of such companies. Our interest in COMPASS or Beckley Psytech may also be reduced to the extent such company raises capital from additional third-party investors. Accordingly, any material adverse impact on the value of the business of a subsidiary, atai company or a clinical program, could have a material adverse effect on our business, financial condition, trading performance and/or prospects.

Our programs are difficult to value given they are in the development stage.

Investments in early-stage companies, such as ours, are inherently difficult to value since sales, cash flow and tangible asset values are very limited, which makes the valuation highly dependent on expectations of future development, and any future significant revenues, if they arise, would only arise in the medium to longer term and are uncertain. Similarly, investments in companies that are in the development stage, such as ours, are also difficult to value since sales, cash flow and tangible assets are limited, and valuations are still dependent on expectations of future development. For example, we utilize the equity method to account for certain of our atai Noncontrolled Entities, and we evaluate each of these investments at the end of each reporting period. We present income/losses from equity investments and any impairment related to equity method investments as losses from investments in equity method investees on our consolidated statement of operations, and these evaluations could result in a material impact on our financial statements and results of operations. There can be no guarantee that our valuations of our programs will be considered to be correct in light of the early stage of development for many of these entities and their future performance. As a result, we may not realize the full value of our ownership in such subsidiaries which could adversely affect our business and results of operations.

Our product candidates represent novel and innovative potential therapeutic areas, and negative perception of any product candidate that we develop could adversely affect our ability to conduct our business, obtain regulatory approvals or identify alternate regulatory pathways to market for such product candidate.

Our product candidates represent novel and innovative potential therapeutic areas, including substances that might be controversial, overlooked or underused. Our success will depend upon physicians who specialize in the treatment of mental health disorders, including depression, substance use disorder, anxiety disorder and other neurological indications targeted by our product candidates, prescribing potential treatments that involve the use of our product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Our product candidates may not be successful in gaining physician acceptance, which would adversely impact our ability to commercialize our product candidates, even if approved. Access will also depend on consumer acceptance and adoption of products that are commercialized.

The active ingredients used in some of our product candidates have been associated with risks that may lead to our product candidates not being approved, and even if approved, may lead to insufficient physician or consumer acceptance given the severity of the risks. For example, we are developing ibogaine as DMX-1002 for the potential treatment of opioid use disorder. There have been fatalities associated with the use of ibogaine including in third-party clinical trials potentially due in part to the inappropriate management of cardiovascular risk, inadequate cardiac monitoring and drug product of unknown purity and concentration. The considerations involved in the administration of ibogaine are complex and depend on the medical profile of individual patients, and we may not be successful in demonstrating an acceptable approach to manage the severity of the risks.

In addition, responses by U.S. federal and state governments or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any of our product candidates, obtain or maintain regulatory approval, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

We may not achieve our publicly announced milestones according to schedule, or at all.

From time to time, we may announce the timing of certain events that we expect to occur, such as the anticipated timing of results from our clinical trials. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ from what has been publicly disclosed. The timing of events such as initiation or completion of a clinical trial, filing of an application to obtain regulatory approval, or announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing may occur as a result of different events, including the nature of the results obtained during a clinical trial or during a research phase, timing of the completion of clinical trials, or any other event having the effect of delaying the publicly announced timeline. We undertake no obligation to update or revise any forward-looking information or statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones could have a material adverse effect on our business plan, financial condition or operating results and the trading price of our common shares.

Because we have multiple programs and product candidates in our development pipeline, in addition to our continued business development activities, we may, and have in the past decided to, expend our limited resources and allocation of capital to pursue a particular product candidate over other product candidates that may ultimately have been more profitable or for which there may have been a greater likelihood of success, which may adversely affect our future revenues.

Because we have limited financial resources and access to funding, we have to make decisions regarding the allocation of capital and resources across our businesses. For example, in March 2023, we announced that in conjunction with the Phase 2a study results of PCN-101 we would further evaluate the data and work with our subsidiary, Perception Neuroscience, to determine next steps for the program, including consideration of potential strategic partnership options. We face certain risks associated with these decisions. For example, we may forego or delay pursuit of certain product candidates or business opportunities that later may prove to have greater commercial potential than our current or future development programs and product candidates. In addition, our decisions concerning the allocation of research, collaboration, management and financial resources toward particular programs or product candidates may not lead to the development of viable commercial product candidates, and may divert resources, including personnel, away from more advantageous opportunities or from our other current programs. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product candidates and development programs could also prove not to be optimal and could cause us to miss valuable opportunities with no resulting benefit. If our assessment of the market potential of our product candidates or trends in the pharmaceutical or biotechnology industries proves to be inaccurate, our business, financial condition and results of operations could be materially adversely affected.

Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.

We maintain the majority of our cash and cash equivalents in accounts at various third-party U.S. and multinational financial institutions, and our deposits at certain of these institutions exceed the $250,000 Federal Deposit Insurance Corporation ("FDIC") insurance limit. Market conditions can impact the viability of these institutions. In the event of a future failure or closure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all, and there is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in a timely fashion or at all.

Any inability to access or delay in accessing these funds could adversely impact our business, results of operations, financial position, and liquidity.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Due to the international scope of our operations, our assets and cash flows are and will continue to be influenced by movements in exchange rates of several currencies, particularly the U.S. dollar and the euro. Our reporting currency and our functional currency is primarily the U.S. dollar, but many of our operating expenses are paid in euro. We also regularly acquire services, consumables and materials in euro, and potential future revenue may be earned in euros. As a result, our business and the price of our common shares may be affected by fluctuations in foreign exchange rates between the U.S. dollar and the euro, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, has continued to evolve. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

•

failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or regulatory guidelines in other countries, including deficiencies in the manufacturing process, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board or by the FDA, or other comparable foreign regulatory authorities, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Any product candidates we may develop and the activities associated with their development and potential commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, and other comparable foreign regulatory authorities. Failure to obtain marketing authorization for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction.

We expect to rely on assistance from third-party CROs or regulatory consultants to assist us in filing and supporting the applications necessary to gain marketing authorizations. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, or with respect to biological products in the U.S., the product candidate’s safety, purity and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, if approved.

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

Research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results.

Discovery and development of new drug candidates designed to target CNS disorders are particularly difficult and time-consuming, evidenced by the higher failure rate for new drugs for CNS disorders compared with most other areas of drug discovery. For example, in 2019, both Rapastinel and SAGE-217, two third-party developed drug candidates designed to target major depressive disorder, or MDD, failed to meet their primary endpoints in Phase 3 clinical trials. The New Drug Application, or NDA, submitted by Alkermes for ALKS 5461, another drug candidate under development for MDD, was not approved by the FDA in 2019 because the FDA reportedly required additional clinical data to provide substantial evidence of effectiveness beyond the Phase 3 clinical trials that had already been conducted. Any such setbacks in our clinical development could decrease the likelihood our product candidates are approved and may ultimately have a material adverse effect on our business and operating results. In addition, our later-stage clinical trials may present challenges related to conducting adequate and well-controlled clinical trials, particularly as it regards managing placebo effects.

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

Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to suspend or discontinue clinical trials, cause us to abandon a product candidate, limit their commercial potential, if approved, or result in other significant negative consequences that could severely harm our business, prospects, financial condition and results of operations.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such AEs occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any AEs were caused by the administration process or related procedures, the FDA or other regulatory authorities could order us to cease further development of, or deny approval of, a product candidate for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

Additionally, if any of our product candidates receive marketing authorization, the FDA or other regulatory authorities could impose contraindications or a boxed warning in the labeling of the product. For any of our drug product candidates receiving marketing authorization, the FDA or other regulatory authorities could require us to adopt a risk evaluation and mitigation strategy, or REMS, or similar risk management measures and could apply elements to assure safe use to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidates if approved, several potentially significant negative consequences could result, including:

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

Even if any of our current or future product candidates receive regulatory approval, any such product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

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

We currently, and may in the future continue to, conduct one or more clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, the EMA, the MHRA or any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the applicable clinical trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, the MHRA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, the EMA, the MHRA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

From time to time, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Certain of the product candidates we are developing are complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

The manufacturing processes our CMOs use to produce our product candidates are complex, and materials are challenging to source. Several factors could cause production interruptions, including an inability to develop efficient manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, supply chain disruptions, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of the supplier by a third-party or declaration of bankruptcy.

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

We or our CMOs also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our or our CMOs’ manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biotechnology companies and academic research institutions, which could limit access to additional attractive development programs. Problems in our or our CMOs’ manufacturing process could restrict our or their ability to meet potential future market demand for products, if approved.

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

Developing and obtaining regulatory approval for combination products pose unique challenges because they involve components that are regulated by the FDA pursuant to different regulatory frameworks and by different FDA centers. As a result, such products raise regulatory, policy and review management challenges. For example, because divisions from both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health must review submissions concerning product candidates that are combination products comprised of drug and devices, the regulatory review and approval process for these products may be lengthened. In addition, differences in regulatory pathways for each component of a combination product can impact the regulatory processes for all aspects of product development and management, including clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications. Similarly, the device components of our product candidates will require any necessary approvals or other marketing authorizations or certifications in other jurisdictions, which may prove challenging to obtain. Such complexities in developing combination products may therefore adversely impact our development plans and our ability to obtain regulatory approval for our product candidates.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to drug product candidates granted breakthrough therapy or fast track designation by the FDA or similar EMA expedited pathways.

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

We cannot assure you that the FDA will grant breakthrough or fast track designation for our product candidates, even if requested. Breakthrough therapy designation and fast track designation do not change the standards for product approval, and there is no assurance that even if we receive such designation, it will result in expedited review or approval or that any approved indication will not be narrower than the indication covered by the breakthrough therapy designation or fast track designation. Thus, even if we receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

For any approved product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates, which may adversely impact our financial condition and results of operations.

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

The holder of an approved NDA, MAA or equivalent marketing authorization must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. Delays in obtaining required approvals would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our or our future growth. Failure to submit a new or supplemental application and to obtain approval for certain changes prior to marketing the modified product may require a recall or to stop selling or distributing the marketed product as modified and may lead to significant enforcement actions.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA and other regulatory agencies permit the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees, corporate integrity agreements or imposed permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support and/or distribution services, the profitability of any product revenue we receive may be lower than if we were to market, sell, provide commercial support for and/or provide distribution services for any products developed by us. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us or them. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, if approved.

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

The production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations.

Our product candidates contain controlled substances, including psychedelic substances, which are subject to strict legal requirements in certain jurisdictions where we will produce and intend to sell our products, if approved. Certain jurisdictions may not allow the use or production of the substances included in our product candidates, nor provide any possibilities for an exemption or regulatory approval that could allow for the lawful use or production of such substances. In addition, these jurisdictions may prohibit any form of contributing to the production or use of these drug candidates and may also directly or indirectly prohibit the receipt of any benefits following from the production and sale of these substances. Under circumstances, this may have consequences for the legality of the purchase of our shares or receipt of dividends in or from foreign jurisdictions.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. We may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million/GBP 17.5 million or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA or UK, including from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission or UK government does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF also came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The

ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70 percent (effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Payment methodologies may be subject to changes in healthcare legislation and regulatory challenges. For example, in order for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price, or ASP, plus 6 percent to ASP minus 22.5 percent on specified covered outpatient drugs, or SCODs, but did so without issuing a formal notice of proposed rulemaking, which was subsequently challenged in court. In June 2022, the U.S. Supreme Court held that although the Department of Health and Human Services, or HHS, has authority to set reimbursement rates based on average price and discretion to “adjust” the price up or down, HHS may not vary the reimbursement rates by hospital group unless it conducts a survey of hospitals’ acquisition costs. Accordingly, the U.S. Supreme Court held that HHS’s changes to the 2018 and 2019 reimbursement rates for 340B hospitals were unlawful. Based on the foregoing, CMS issued a final rule, effective January 1, 2023, pursuant to which CMS pays 340B hospitals under Medicare Part B for certain outpatient drugs at the drug’s ASP, plus 6%, the same rate used for non-340B hospitals. It is unclear how future changes to the payment methodology may affect pharmaceutical manufacturers and hospitals who purchase their products now and in the future.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

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

We face competition across our programs in depression, including from Sage Therapeutics, Axsome Therapeutics, GH Research,The Janssen Pharmaceutical Companies of Johnson & Johnson, Cybin, Neumora Therapeutics, and Relmada Therapeutics; CIAS, including from Boehringer Ingelheim, Karuna Therapeutics (since acquired by Bristol-Myers Squibb Company), Minerva Biosciences, Neurocrine Biosciences, and Takeda Pharmaceuticals; SUD, including from BioXcel, Indivior, and Intra-Cellular Therapies; anxiety, including from VistaGen Therapeutics, Bionomics and MindMed, Sumitomo Pharmaceuticals, and Lykos Therapeutics; as well as in other therapeutic areas and indications.

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

We focus research and product development on treatments for mental health disorders, including depression, substance use disorder, anxiety and other neurological indications. Our projections of both the number of individuals who are affected by our target disorder indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with these mental health disorders we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates that we may identify may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations may be small, we may never achieve profitability.

Risks Related to Reliance on Third Parties

We are currently party to and may seek to enter into additional collaborations, licenses and other similar arrangements and may not be successful in maintaining existing arrangements or entering into new ones, and even if we are, we may not realize the benefits of such relationships.

We are currently party to license and collaboration agreements with a number of universities and pharmaceutical companies, and we expect to enter into additional agreements as part of our business strategy. We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates, if approved, and we may sell product offerings through strategic partnerships with pharmaceutical and biotechnology companies. The success of our current and any future collaboration arrangements may depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, such as:

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each trial is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, notwithstanding the obligations of a CRO for a trial of one of our product candidates, we remain responsible for ensuring that each clinical trial is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other comparable foreign authorities requires compliance with requirements, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and other comparable foreign authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in their clinical trials may be deemed unreliable, and the FDA and other comparable foreign authorities may require additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or other comparable foreign authorities will determine that any of our clinical trials have complied with GCPs. We are also required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

While we currently provide training to the therapists and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our therapies to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party therapy sites. If any of our current or any future product candidates are approved for commercialization, third-party therapy sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer such products. If the third-party therapy sites fail to recruit, train and retain a sufficient number of therapists, our ability to offer and administer our therapies will be greatly harmed, which may in turn reduce the market acceptance rate of our therapies. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.

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

Our use of third parties to manufacture and develop our product candidates for preclinical studies and clinical trials may increase the risk that we will not have sufficient quantities of our product candidates or if approved, our products, or necessary quantities of such materials on time or at an acceptable cost, and that a competitor or other third party will discover our trade secrets or such trade secrets will be misappropriated or disclosed.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing clinical trials or any future clinical trials that we may conduct, and we lack the resources to manufacture any product candidates on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers to produce our product candidates or other product candidates that we may identify for clinical trials, as well as for commercial manufacture if any product candidates receive marketing authorization and approval. Although we generally do not begin a clinical trial unless we believe they have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory authorization of our product candidates, which could harm our business and results of operations.

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

Furthermore, we and our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. The facilities used by our contract manufacturers to manufacture our drug or medical device product candidates are subject to review by the FDA, MHRA and other comparable foreign authorities pursuant to inspections that will be conducted after we submit an NDA, or other marketing application to such regulatory authorities. We do not control the manufacturing process of, and are to some extent dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMP requirements for manufacture of drug and device products or similar requirements outside the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, MHRA or other comparable foreign authorities, we will not be able to secure or maintain regulatory authorization for our product candidates manufactured at these manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, or another comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if any agency withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory authorization for or market our product candidates, if approved.

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

We and our CMOs must supply all necessary documentation, as applicable, in support of a marketing application, such as an NDA or MAA, on a timely basis and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not successfully complete a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified. For drug products, an NDA supplement or MAA variation, or equivalent foreign regulatory filing is also required, which could result in further delay. Similarly, for any product regulated as a medical device, a new marketing application or supplement may be required. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

In addition, geopolitical developments around the world could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Additionally, the United States and foreign government actions related to conflict in the Middle East, including the ongoing conflict between Hamas and Israel, may limit or prevent filing, prosecution, and maintenance of patent applications in Israel. Government actions may also prevent maintenance of issued patents in Israel. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Israel. If such an event were to occur, it could have a material adverse effect on our business.

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

Recent decisions, including by the U.S. Court of Appeals for the Federal Circuit, raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted.

Further, in Europe, the new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

Risks Related to Our Business and Industry

Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, as well as the other members of our scientific and clinical teams, including Christian Angermayer, our co-founder and chair of our supervisory board of directors, Florian Brand, our Chief Executive Officer, and Srinivas Rao, our Chief Scientific Officer. The loss of the services of any of our executive officers and other key personnel, and our inability to find suitable replacements could result in delays in product development and our financial condition and results of operations could be materially adversely affected. In addition, because certain of our key personnel provide a centralized source of support across multiple of our programs, the loss of any of these key personnel could negatively affect the operations of the affected programs, and our financial condition and results of operations could be materially adversely affected.

Furthermore, each of our executive officers may terminate their employment with us at any time, subject to notice period requirements. Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our pipeline toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

We may need to periodically realign our organization and may experience difficulties in managing either potential growth or reductions in force, which could disrupt our operations.

As we mature, we may need to realign our full-time employee base. This can include expansion or reductions in force, depending on our needs. Our management has diverted, and may need to continue, to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these realignment activities. We may not be able to effectively manage a potential realignment of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. For example, in February 2023, we implemented a realignment initiative resulting in a reduction in force of approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. If our management is unable to effectively manage our internal realignment, our expenses may increase more than expected in the event of an expansion, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future realignment of our employee base.

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

Social media is increasingly being used to communicate about our clinical development programs and the significant number of mental health disorders our therapeutic candidates are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts if and when our product candidates receive regulatory approval. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations. In addition, we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors as well as the employees, independent contractors, consultants, commercial partners and vendors of our programs. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities. If we obtain FDA or foreign approval of our product candidates and begin commercializing those products in the United States or abroad, as applicable, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Employee litigation and unfavorable publicity could negatively affect our future business.

Our employees may, from time to time, bring lawsuits against us regarding injury, creating a hostile workplace, discrimination, wage and hour disputes, sexual harassment or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment or harassment-related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm that has negatively impacted their businesses. If we were to face any employment or harassment-related claims, our business could be negatively affected.

If we or our third-party manufacturers or suppliers fail to comply with environmental, health and safety laws and regulations, we or our third-party manufacturers or suppliers could become subject to fines or penalties or other sanctions or incur costs that could harm our business.

We and our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, the generation, handling, use, storage, treatment, release and disposal of, and exposure to, hazardous materials and wastes and worker health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials, and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury resulting from these materials or waste products. In the event of such contamination or injury, we could be held strictly, jointly and severally liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

We, our programs, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants rely on information technology, or IT, systems and networks to process, transmit and store electronic information, including but not limited to intellectual property, confidential information, proprietary business information, preclinical and clinical trial data and personal information in connection with our business activities (collectively, “Confidential Information”). Our IT systems and those of current and future third parties on which we rely may fail and are vulnerable to breakdown, breach, interruption or damage from cyber incidents, employee error or malfeasance, misconfigurations, “bugs” or other vulnerabilities, theft or misuse, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromises. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g. ransomware), viruses, spamming, social engineering or phishing attacks, denial-of-service attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, intensity, and sophistication. These threats pose a risk to the security of our, our programs’, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our Confidential Information. There can be no assurance that we will be successful in preventing cyberattacks or successfully mitigating their effects. There can also be no assurance that our, our programs’, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, varying parts of our workforce are currently working remotely on a part or full time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any loss of clinical trial data from our completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We have experienced and expect to continue to experience actual and attempted cyberattacks of our IT networks, such as through phishing scams and ransomware. Although we do not believe that we have experienced any significant system failure, accident or cybersecurity incidents to date, we cannot guarantee that we will not experience such incidents in the future. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.

Any cyberattack that leads to unauthorized access, use, or disclosure of Confidential Information, data breach or destruction or loss of Confidential Information could result in a violation of applicable U.S. and international privacy, data protection and other laws and regulations, require us to notify affected individuals or supervisory authorities, subject us to litigation and governmental investigations, proceedings and regulatory actions by federal, state and local regulatory entities in the United States and by international regulatory entities, cause our exposure to material civil and/or criminal liability and cause us to breach our contractual obligations, which could result in significant legal and financial exposure and reputational damages. As cyber threats continue to evolve, we may be required to incur significant additional expenses in order to implement further data protection measures or to remediate any information security vulnerability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage wholly or in part, of any future claim. Accordingly, if our cybersecurity measures, and those of our service providers, fail to protect against unauthorized access, attacks and the mishandling of data by our employees and third-party service providers, then our business, financial condition, results of operations and prospects could be adversely affected. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Disruptions at the FDA, the U.S. Securities and Exchange Commission, or the SEC, and other U.S. and foreign government agencies caused by funding shortages, global health concerns or government shutdowns could cause delays in our product candidate development or capital raising plans, or otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business, financial condition, and operating results.

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

Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and comparable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize our company and continue our operations.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We or the third parties upon whom we depend may be adversely affected by a natural or man-made disaster or other catastrophic event and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current business operations are conducted in our offices in Berlin, New York, and San Diego. Any unplanned event, such as flood, fire, explosion, earthquake, epidemic, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest, that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or any future product candidates or interruption of our business operations. Such a disaster or catastrophic event could severely disrupt our operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural or man-made disaster, power outage, pandemic or other event occurred that prevented us from using all or a significant portion of our physical space, that damaged critical infrastructure, such as the manufacturing facilities of our programs or any of their third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•

natural disasters, political and economic instability, including wars, terrorism, and political unrest, including the ongoing military conflict between Russia and Ukraine, conflict in the Middle East, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

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

Sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. This could also impair our ability to raise additional capital through the sale of our equity securities. In addition, the stock market in general has experienced, and will continue to experience from time to time, extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors have adversely impacted, and may continue to impact, the market price of our common shares, regardless of our operating performance.

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

Additionally, due to several factors, including market conditions, if our share price falls below the minimum share price requirement as required by Nasdaq, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair shareholders’ ability to trade in our securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. If our securities become illiquid, shareholders may be unable to trade their securities unless a market can be established or sustained, and similarly if investors are precluded from trading their securities, it could have dire consequences on our ability to raise more capital.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and reduced executive compensation disclosure. We could remain an emerging growth company for up to five years following the initial public offering of our common shares, although circumstances could cause us to lose that status earlier, including if we qualify as a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the fiscal year-end.

We are also a “smaller reporting company,” as defined in the Exchange Act. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions and reduced disclosure requirements. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

An entity generally will be deemed to be an “investment company” for purposes of the Investment Company Act if:

•

it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•

it is an inadvertent investment company because, absent an applicable exemption, (i) it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, or (ii) it owns or proposes to acquire investment securities having a value exceeding 45% of the value of its total assets (exclusive of U.S. government securities and cash items) and/or more than 45% of its incomes is derived from investment securities on a consolidated basis with its wholly owned subsidiaries.

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

Furthermore, we believe that (i) on an unconsolidated basis less than 40% of our total assets (exclusive of U.S. government securities and cash items) are composed of assets that could be considered investment securities, and/or (ii) on a consolidated basis less than 45% of our total assets (exclusive of U.S. government securities and cash items) are composed of, and less than 45% of our income is derived from, assets that could be considered investment securities. We further believe that we maintain majority control for purposes of Section 3(a)(1)(C) under the Investment Company Act, or primary control for purposes of Rule 3a-1 thereunder, over the majority of the atai companies, and that none of the atai companies over which we have majority or primary control is in the business of investing, reinvesting or trading in securities or otherwise an investment company such that our interests in such atai companies are not considered investment securities for purposes of the Investment Company Act. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) under the Investment Company Act and/or the 45% tests in Rule 3a-1 thereof, as described in the second bullet point above. In addition, we believe that we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business.

Pursuant to Section 3(a)(1)(C) under the Investment Company Act, an entity will not be considered an investment company if, on an unconsolidated basis, less than 40% of its total assets (exclusive of U.S. government securities and cash items) are composed of assets that are investment securities. Section 3(a)(1)(C) provides that securities issued by a company that (i) is a majority-owned subsidiary of the issuer, (ii) is not itself an investment company, and (iii) does not rely on the exceptions from the definition of “investment company” set forth in either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for a company to be deemed to be a “majority-owned subsidiary” of the issuer, the issuer must at a minimum own at least 50% of the voting securities of the company.

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

We believe that we maintain majority control for purposes of Section 3(a)(1)(C) under the Investment Company Act, or primary control for purposes of Rule 3a-1 thereunder, over the majority of the atai companies, and that none of the atai companies over which we have majority or primary control is in the business of investing, reinvesting or trading in securities or is otherwise an investment company. We monitor and will continue to monitor our holdings in such atai companies in an effort to ensure continuing and ongoing control over such atai companies for purposes of compliance with the requirements of Section 3(a)(1)(C) and/or Rule 3a-1. As a result, we do not believe our interests in such atai companies will be deemed investment securities for purposes of Section 3(a)(1)(C) and/or Rule 3a-1. Accordingly, we believe that (i) on an unconsolidated basis less than 40% of our total assets (exclusive of U.S. government securities and cash items) are composed of assets that could be considered investment securities, and/or (ii) on a consolidated basis less than 45% of our total assets (exclusive of U.S. government securities and cash items) are composed of, and less than 45% of our income is derived from, assets that could be considered investment securities; and we do not believe that we are deemed to be an investment company.

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

We have net operating losses, or NOLs, in various jurisdictions including Germany and the United States. As of December 31, 2023, our German NOL carryforward was approximately $162.4 million. German tax law imposes certain limits on the utilization of NOLs that are carried forward or carried back to a particular year. Our ability to utilize NOLs may be further limited under Section 8c of the German

Corporation Income Tax Act (Körperschaftsteuergesetz – KStG) and Section 10a of the German Trade Tax Act (Gewerbesteuergesetz – GewStG). These additional limitations may apply if a qualified ownership change, as defined by Section 8c KStG, occurs and no exemption is applicable.

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
According to an appeal filed by the fiscal court of Hamburg dated August 29, 2017, Section 8c, paragraph 1, sentence 1 KStG is not in line with the German constitution. The appeal is still pending. It is unclear when the Federal Constitutional Court will decide this case. According to statements in German legal literature, there are good reasons to believe that the Federal Constitutional Court may come to the conclusion that Section 8, paragraph 1, sentence 1 KStG is not in line with the German constitution. In addition, our ability to utilize our NOLs and certain other tax attributes in the United States could be subject to limitation or expire unused under U.S. tax law. As of December 31, 2023, we had U.S. federal NOLs of $52.3 million. In addition, under Section 382 of the United States Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a cumulative change, by value, in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. If an ownership change occurs and our ability to use our net operating loss carryforward is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

One of our principal shareholders has a significant holding in the company which may give them influence in certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances.

As of December 31, 2023, Apeiron held an 19.7% interest in our Company. Accordingly, Apeiron may, as a practical matter, be able to influence certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances. Such concentration of ownership may also have the effect of delaying or preventing any future proposed change in control. The trading price of our common shares could be adversely affected if potential new investors are disinclined to invest in us because they perceive disadvantages to a large shareholding being concentrated in the hands of a single shareholder. The interests of Apeiron and the investors that acquire our common shares may not be aligned. Apeiron may make acquisitions of, or investments in, other businesses in the same sectors as us or our programs. These businesses may be, or may become, competitors of us or our programs. In addition, other entities managed or advised by Apeiron may be in direct competition with us or our programs on potential acquisitions of, or investments in, certain businesses.

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

In addition, Dutch law allows for staggered multi-year terms of our managing directors and supervisory directors, as a result of which only some of our managing directors and supervisory directors may be subject to appointment or re-appointment in any one year.

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

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, when we are no longer an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.

We have previously disclosed a material weakness in our internal control over financial reporting in our consolidated financial statements for the fiscal year ended December 31, 2021. While management has concluded that the previously identified material weaknesses in internal control over financial reporting were remediated as of December 31, 2022, we can give no assurance that additional material weaknesses will not be identified in the future. We continue to implement measures designed to improve our internal controls over financial reporting A material weakness in our internal control over financial reporting could result in an increased probability of fraud, litigation from our shareholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our share price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

General Risk Factors

If we engage in additional acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may continue to engage in various additional acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

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

If any one or more of the above risks were to materialize, we may experience an adverse impact on our business, financial condition or results of operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as general conditions in the global economy and in the global financial markets, a weakened demand for any of our current or future product candidates, the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, financial condition, results of operations and cash flows could be adversely affected.

Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, rising inflation and interest rates, and uncertainty about economic stability. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, cost increases due to high and persistent inflation and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current global economic climate and global financial market conditions could adversely impact our business.

Moreover, persistent economic downturns may require us to undertake optimization and cost saving initiatives, including streamlining our organization and adjusting the size and structure of our workforce. For example, throughout 2022 and 2023, we implemented certain cost reduction efforts to reduce material spend and operating expenses. In February 2023, we restructured our workforce and eliminated approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources to support the revised business and program priorities and to reduce operational costs. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

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

As a public company we have, and expect to continue to, incur significant legal, accounting, reporting and other expenses, particularly after we no longer qualify as an emerging growth company. We also incur costs and expenses for managing directors’ and supervisory directors’ fees, increased director and officer insurance costs, investor relations costs, and various other costs of a public company.

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

The COVID-19 pandemic presented substantial public health and economic challenges and affected our employees, clinical trial participants, and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. The full extent to which any future pandemics, epidemic disease outbreaks or public health crises may negatively impact the broader global economy and our business and operations, including our research and development programs and related clinical trials, will largely depend on future developments and actions taken in response to such events, which are highly uncertain and cannot be predicted.

We continue to work closely with third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to the production of our product candidates and any future therapeutic candidates caused by pandemics or epidemics. Any supply disruptions may adversely impact the shipment of drug substances or any current or future product candidates or therapeutic candidates for use in our, our collaborator’, or any future collaborators’ preclinical studies or clinical trials, or our ability to generate sales of and revenue from our approved products, if any, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Any future pandemics may also affect employees and patients involved in our clinical trials. Any negative impact the a pandemic has on patient enrollment or treatment or the development of our product candidates and any future therapeutic candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates and any future therapeutic candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. Any future pandemic may also cause significant volatility in public equity markets and disruptions to the United States and global economies, which could adversely impact our share price and our ability to raise capital on favorable terms, or at all, when needed.

The increasing focus on environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social, and governance and other sustainability matters, such as climate change and diversity, equity, and inclusion. We may experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social, and governance matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business and results of operations.

Climate change has the potential to negatively affect our business and results of operations. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change.

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and its supply chain, which may result in increased costs.

New legal or regulatory requirements may be enacted to prevent, mitigate, or adapt to the implications of a changing climate. These regulations, which may differ across jurisdictions, could result in us being subject to new or expanded carbon pricing or taxes, increased compliance costs, increased carbon disclosure and transparency, and upgrade of facilities to meet new building codes, which could increase our operating costs. Our supply chain would likely be subject to these same transitional risks and would likely pass along increased costs to us.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

As part of our risk management program, we reference security industry frameworks and other guidance to help us assess, identify and manage cybersecurity risks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors based on their criticality and risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations which could materially affect our results.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our General Counsel, Chief Financial Officer, Head of IT, other internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including other internal staff such as the Head of IT and Senior Vice President of Operations, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team's and their delegates' collective experience include over ten years of cybersecurity, incident response, and the safeguarding of organizational assets expertise.

Our management team stays informed and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our principal executive office is located at Wallstraße 16, 10179, Berlin, Germany where we lease approximately 7,400 square feet of office space. The lease commenced in February 2023, and we will make payments over a five year term. We also lease office space in other locations including New York, New York; and San Diego, California. We believe that these facilities will be adequate for our near-term needs and that we will be able to renew these leases. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse impact on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors. Information pertaining to legal proceedings is provided in Note 16, Commitments and Contingencies – Legal Proceedings, to our audited consolidated financial statements in included elsewhere in this Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares began trading on The Nasdaq Global Market under the symbol “ATAI” on June 18, 2021. Prior to that time, there was no established public trading market for our common shares.

Holders of Record

As of March 1, 2024, there were 91 holders of record of our common shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common shares whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

In connection with the 2018 Notes, on 21 July 2023, we entered into a Notes Conversion Agreement (the “Agreement”) with ATAI Life Sciences AG and a noteholder. Pursuant to the Agreement, the noteholder intended to convert 995 of its 2018 Notes into ATAI AG Conversion Shares in exchange for an aggregate payment of €16,915. In addition, pursuant to the Agreement, concurrent with the conversion of the 2018 Notes into ATAI AG Conversion Shares, the ATAI AG Conversion Shares were exchanged on October 25, 2023 for 15,920 common shares, par value €0.10 per share, of the Company through a transfer and sale arrangement.

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

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 in response to the significant unmet need and lack of innovation in the mental health treatment landscape. atai is dedicated to efficiently developing innovative therapeutics to treat depression, anxiety, addiction, and other mental health disorders. By pooling resources and best practices, atai aims to responsibly accelerate the development of new medicines to achieve clinically meaningful and sustained behavioral change in mental health patients.

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $40.2 million and $152.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, our accumulated deficit was $550.9 million and $510.2 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2023, we had cash and cash equivalents of $45.0 million and short-term securities of $109.2 million. Based on our current operating plan, we estimate that our existing cash, marketable securities and committed term loan funding as of the date this Annual Report on Form 10-K is filed with the SEC will be sufficient to fund operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources—Liquidity Risk” below.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes and a term loan.

Impactful Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs and business development that we expect to generate meaningful data in the near term, and therefore prioritizing programs and opportunities that we believe have the highest return potential and value. As a result, in July 2022 through reduction of capital allocation and operational resources, we decided to decelerate some of our drug discovery programs and Revixia Life Sciences. In November 2022, we finalized and entered into agreements through which we disposed of our equity interests in (and residual Preferred Stock Purchase Agreement funding obligations to) Neuronasal, Inc. In late 2023, we finalized and entered into agreements through which we disposed of our equity interests in Psyber, Inc. and TryptageniX Inc. We are evaluating potential divestiture of our equity interests in certain other programs and also exploring other opportunities, including but not limited to seeking strategic partnership options, for example, with Recognify Life Sciences, Inc., Perception Neuroscience Holdings, Inc., and Kures, Inc.

In addition, in February 2023 we conducted a reduction in force of approximately 30% of our global workforce in February 2023 in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Hercules Term Loan

On August 9, 2022, we entered into the Loan Agreement (as defined below) with Hercules Capital, Inc., which provided for a term loan facility for up to $175 million. Under the amended terms of the Loan Agreement, $15 million was drawn at closing, with an additional $10 million available to be drawn at our option by November 15, 2024, and, thereafter, an additional $15 million available to be drawn at our option by December 15, 2024. The remaining $135 million becomes available in tranches through March 31, 2025, subject to the satisfaction of certain conditions. For more information about the terms and conditions of the Loan Agreement, see Note 11 to our consolidated financial statements included in this Annual Report as well as “—Liquidity and Capital Resources—Indebtedness—Hercules Term Loan.”

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and follow the requirements of the United States Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, results of operations and comprehensive loss, and cash flows for the periods presented.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

The results of operations for the years ended December 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Consolidation

Our consolidated financial statements include the accounts of atai and our subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Since our inception, we have created wholly owned subsidiaries or made investments in certain controlled entities, including partially-owned subsidiaries for which we have majority voting interest under the VOE model or for which we are the primary beneficiary under the VIE model, which we refer to collectively as its consolidated entities. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as noncontrolling interests in our consolidated balance sheets and consolidated statements of stockholders' equity. The portion of net income (loss) attributable to the noncontrolling interests is presented as net income (loss) attributable to noncontrolling interests in our consolidated statements of operations.

Ownership interests in entities over which we have significant influence, but not a controlling financial interest, are accounted for as cost and equity method investments. If we have not elected the fair value option, we then record gains (losses) from investments in equity method investees, net of tax, for our proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If the Company makes subsequent additional investments in that same company, it may record additional gains (losses) based on changes to its investment basis and also may record additional income (loss) in equity method investments. If we elected the fair value option, the fair value of the investments will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

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
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including our agreements with third parties, such as consultants and contract research organizations ("CROs");
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

Other income, net

Interest income

Interest income consists of interest earned on cash balances held in interest-bearing accounts and interest earned on notes receivable. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our research and development of our product candidates and ongoing business operations.

Interest expense

Interest expense consists primarily of interest expense incurred in connection with our 2022 Term Loan Facility with Hercules Capital, Inc.

Benefit from research and development tax credit

Benefit from research and development tax credit consists of tax credits received in Australia under the Research and Development Tax Incentive, or RDTI, program. Qualifying expenditures include employment costs for research staff, consumables, and relevant, permitted CRO costs incurred as part of research projects.

Change in fair value of assets and liabilities, net:

The Company carries various assets and liabilities at fair value and subsequent remeasurements are recorded as a Change in fair value of assets and liabilities, net as a component of Other income, net. Assets held at fair value include securities held at fair value, investments held at fair value, and convertible notes receivable. Liabilities held at fair value include contingent considerations, convertible promissory notes and derivative liability, and warrant liability.

Change in fair value of securities carried at fair value

Change in fair value of securities consists of changes in fair value of our available for sale securities for which we have elected the fair value option.

Change in fair value of other investments held at fair value

Change in fair value of other investment held at fair value consists of subsequent remeasurements of our investments held at fair value, including COMPASS Pathways plc ("COMPASS") and IntelGenx Technologies Corp. ("IntelGenx") for which we have elected the fair value option.

Change in fair value of convertible notes receivable - related party

Change in fair value of convertible notes receivable - related party, consists of subsequent remeasurements of our convertible notes receivable with IntelGenx for which we have elected the fair value option.

Change in fair value of contingent consideration liability - related parties

Change in fair value of contingent consideration liability - related parties, consists of subsequent remeasurements of our contingent consideration liability related to our acquisition of, Perception Neuroscience Holdings, Inc. ("Perception") and InnarisBio, Inc. ("InnarisBio") for which we record at fair value.

Change in fair value of contingent consideration liability

Change in fair value of contingent consideration liability, consists of subsequent remeasurements of our contingent consideration liability related to our acquisition of DemeRx IB, Inc. ("DemeRx IB") and TryptageniX, Inc. ("TryptageniX") for which we record at fair value.

Change in the fair value of convertible promissory notes and derivative liability

Change in fair value of convertible promissory notes and derivative liability consists of subsequent remeasurements of certain convertible notes issued in 2020.

Change in fair value of warrant liability

Change in fair value of warrant liability consists of subsequent remeasurements of our warrant liability relating to issued and outstanding warrants to purchase shares of Neuronasal, Inc. ("Neuronasal") common stock acquired in connection with the acquisition of Neuronasal in May 2021. We deconsolidated Neuronasal in November 2022.

Impairment of other investments

Impairment of other investments consists of a reduction in the carrying value of our investments that do not have a readily determinable fair value and are accounted for under the measurement alternative, including DemeRx NB, Inc. ("DemeRx NB").

Gain on deconsolidation of a variable interest entity

Gain on deconsolidation of a variable interest entity is the result of removing assets and liabilities from our consolidated balance sheet following a loss of control or divestment of a variable interest entity.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of December 31, 2023. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. The balances of unrecognized tax benefits as of December 31, 2023 and December 31, 2022 are $0.4 million and $0, respectively, which represent the amounts that, if recognized, impact the effective income tax rate in future periods. We accrued $0.1 million and $0 for interest and penalties as of December 31, 2023 and December 31, 2022, respectively.

Losses from investments in equity method investees, net of tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage and IPR&D charges resulting from basis differences related to our equity method investments.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss that is allocated to the noncontrolling interests of certain consolidated variable interest entities (VIEs). Net losses in consolidated VIEs are attributed to noncontrolling interests considering the liquidation preferences of the different classes of equity held by the shareholders in the VIE and their respective interests in the net assets of the consolidated VIE in the event of liquidation, and their pro rata ownership. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our VIEs and our ownership percentage changes.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023		2022	$ Change	% Change
	(in thousands, except percentages)
License revenue	$314		$233	$81	34.8%
Operating expenses:
Research and development	62,203		74,313	(12,110)	(16.3%)
Acquisition of in-process research and development	—		357	(357)	(100.0%)
General and administrative	63,582		70,350	(6,768)	(9.6%)
Total operating expenses	125,785		145,020	(19,235)	(13.3%)
Loss from operations	(125,471)		(144,787)	19,316	(13.3%)
Other income, net:
Interest income	1,847	—	548	1,299	237.0%
Interest expense	(2,656)	—	(923)	(1,733)	187.6%
Benefit from research and development tax credit	2,445	—	—	2,445	0.0%
Change in fair value of assets and liabilities, net	86,583	—	2,083	84,500	4056.6%
Impairment of other investments	(1,011)	—	—	(1,011)	0.0%
Gain on deconsolidation of a variable interest entity, net	60	—	1,484	(1,424)	(96.0%)
Foreign exchange gain (loss), net	(894)	—	6,902	(7,796)	(112.9%)
Other expense, net	(189)	—	(489)	300	(61.3%)
Total other income, net	86,185		9,605	76,580	797.3%
Loss before income taxes	(39,286)		(135,182)	95,896	(70.9%)
Provision for income taxes	(1,016)	—	(6,229)	5,213	(83.7%)
Losses from investments in equity method investees, net of tax	(3,593)	—	(16,006)	12,413	(77.6%)
Net loss	$(43,895)		$(157,417)	$113,522	(72.1%)
Net loss attributable to noncontrolling interests	(3,671)		(5,032)	1,361	(27.0%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(40,224)		$(152,385)	$112,161	(73.6%)

License revenue

License revenue was $0.3 million and $0.2 million for the years ended December 31, 2023, and 2022, respectively, which related to reimbursement of research and development expenses under the Otsuka Agreement. For the years ended December 31, 2023, and 2022, respectively, there were no milestones achieved under the Otsuka Agreement.

Research and development expenses

The table and discussion below present research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Psychedelic Programs
VLS-01	$9,055	$4,206	$4,849	115.3%
IBX-210 & DMX-1002	1,639	3,495	(1,856)	(53.1%)
EMP-01	2,635	4,365	(1,730)	(39.6%)
EGX-A & EGX-B	2,238	1,594	644	40.4%
Non-psychedelic Programs
RL-007	9,154	3,586	5,568	155.3%
Other Programs
PCN-101	5,753	14,206	(8,453)	(59.5%)
KUR-101	217	3,347	(3,130)	(93.5%)
RLS-01	136	2,026	(1,890)	(93.3%)
Enabling Technologies and Drug Discovery Platforms	3,099	7,180	(4,081)	(56.8%)
Unallocated research and development expenses:
Personnel expenses	25,656	28,716	(3,060)	(10.7%)
Professional and consulting services	1,952	1,006	946	94.0%
Other	669	588	81	13.8%
Total research and development expenses	$62,203	$74,313	$(12,110)	(16.3%)

Research and development expenses were $62.2 million for the year ended December 31, 2023, compared to $74.3 million for the year ended December 31, 2022. The decrease of $12.1 million was primarily attributable to a decrease of $10.1 million of direct costs in our programs as discussed below, a $3.0 million decrease in personnel expenses (inclusive of a $3.5 million decrease in stock-based compensation and $1.9 million increase in restructuring charges), a $0.9 million increase in professional and consulting fees, and a $0.1 million increase in other expenses.

Psychedelic Programs

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The $4.8 million increase in direct costs for our VLS-01 program was primarily due to an increase of $1.9 million of clinical development costs, $1.7 million of preclinical development costs, and an increase of $1.2 million of manufacturing costs relating to our Phase 1 three-part trial and Phase 1b trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary oral transmucosal film (OTF) formulation.

IBX-210 & DMX-1002: Ibogaine for Opioid Use Disorder

The $1.9 million decrease in direct costs for our DMX-1002 program was primarily due to a decrease of $1.7 million of clinical development costs, a decrease of $0.1 million of manufacturing costs, and a decrease of $0.1 million of personnel and other related costs for the conduct of our Phase 1/2 trial to evaluate its safety, tolerability, PK, and efficacy in recreational drug users and healthy volunteers.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $1.7 million decrease in direct costs for our EMP-01 program was primarily due to a decrease of $2.5 million preclinical development costs and a $0.7 million decrease of manufacturing costs, partially offset by an increase of $1.5 million in clinical development costs relating to our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

EGX-A & EGX-B: Novel 5-HT2A Receptor Agonists

The $0.6 million increase in direct costs for EGX-A & EGX-B was primarily due to an increase in $0.6 million of preclinical development costs.

Non-psychedelic Programs

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $5.6 million increase in direct costs for our RL-007 program was primarily due to an increase of $5.6 million of clinical development costs relating to our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Other Programs

PCN-101 (R-Ketamine) for Treatment Resistant Depression

The $8.5 million decrease in direct costs for our PCN-101 program was primarily due to a decrease of $5.6 million of clinical development costs, $1.4 million of manufacturing costs, $1.0 million of preclinical development costs, and $0.5 million of personnel costs.

KUR-101 (deuterated mitragynine) for Opioid Use Disorder

The $3.1 million decrease in direct costs for our KUR-101 program was primarily due to a $2.2 million decrease of clinical development costs, $0.7 million decrease of preclinical development costs, $0.1 million decrease in manufacturing costs, and $0.1 million decrease in personnel costs.

RLS-01 for Treatment Resistant Depression

The $1.9 million decrease in direct costs for our RLS-01 program was primarily due to a decrease of $1.2 million of manufacturing costs and $0.7 million of preclinical development costs.

Enabling Technologies and Drug Discovery Platforms

The $4.1 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $1.4 million in our Invyxis program, $1.2 million in our TryptageniX program, $0.9 million in our InnarisBio program, $0.3 million in our PsyProtix program, and $0.3 million in our Introspect program.

Acquisition of in-process research and development expense

We did not incur any acquisition of in-process research and development expenses for the year ended December 31, 2023. Acquisition of in-process research and development expenses was $0.4 million for the year ended December 31, 2022, which related to license costs incurred by our KUR-101 program.

General and administrative expenses

General and administrative expenses were $63.6 million for the year ended December 31, 2023 compared to $70.4 million for the year ended December 31, 2022. The decrease of $6.8 million was primarily related to a $8.1 million decrease in personnel expenses (inclusive of a $5.9 million decrease in stock-based compensation, a $1.4 million increase in restructuring expenses), a $1.8 million decrease in investor relations and public company compliance expenses, and a $1.8 million decrease in insurance expenses; partially offset by an increase of $3.3 million in non-income tax expense and a $1.6 million increase in professional consulting services.

Subsequent to our February 2023 reductions in force, we expect that our general and administrative expenses will not materially increase in the near future. We may add more general and administrative head count in the future to support the potential commercialization of our product candidates.

Other income, net

Interest income

Interest income for the years ended December 31, 2023 and 2022 was $1.8 million and $0.5 million, respectively. Interest income earned on cash balances increased $1.1 million as a result of higher balances in interest bearing accounts. Interest income earned on the IntelGenx note receivable increased $0.2 million due to the $3.0 million loan tranche paid to IntelGenx in January 2023.

Interest expense

Interest expense was $2.7 million and $0.9 million for the years ended December 31, 2023 and 2022, respectfully, which consists primarily of interest expense incurred in connection with our 2022 Term Loan Facility with Hercules Capital, Inc., which was entered into in August 2022.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $2.4 million for the year ended December 31, 2023. We recognized an immaterial research and development tax credit for the year ended December 31, 2022.

Change in fair value of assets and liabilities, net:

Change in fair value of securities held at fair value

During the years ended December 31, 2023 and 2022,, we recognized a gain of $5.4 million and $0.3 million, respectively, relating to the change in fair value of our available for sale securities.

Change in fair value of other investments held at fair value

During the year ended December 31, 2023, we recognized a $81.9 million change in fair value relating to our COMPASS investment, resulting from an accounting method change in which we elected the fair value option following our loss of significant influence, as well as an immaterial change in the fair value of our IntelGenx investment.

Change in fair value of convertible notes receivable - related party

During the year ended December 31, 2023, we recognized a change of $0.1 million in the fair value of our convertible notes receivable with IntelGenx, which were acquired in 2023.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception and InnarisBio were recorded at the acquisition date, and are subsequently remeasured to fair value. We recorded an immaterial gain for the year ended December 31, 2023 compared to a $1.5 million gain for the year ended December 31, 2022. The change in fair value of our contingent consideration liability was primarily attributable to updates to certain estimated assumptions in relation to Perception.

Change in fair value of contingent consideration liability

In October 2023, we acquired the noncontrolling interest's shares of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and is recorded at fair value at the transaction date and subsequently remeasured at fair value. As of the year ended December 31, 2023, we recorded a $0.1 million loss related to the DemeRx IB contingent consideration change in fair value. In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. As of the year ended December 31, 2023, we recorded an immaterial gain related to the TryptageniX contingent consideration.

Change in fair value of convertible promissory notes

In December 2023, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences N.V., which are convertible into ATAI NV common shares. The notes issued by ATAI Life Sciences N.V. contain an embedded derivative that required bifurcation. This embedded derivative is valued quarterly. For the year ended December 31, 2023, we recognized a $0.7 million loss due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences N.V.

Change in fair value of warrant liability

In connection with the November 2022 divestment of our equity interest in Neuronasal, we remeasured the Neuronasal warrant liability to have a $0.3 million fair value immediately prior to the divestment. The fair value of the Neuronasal warrant liability was determined to be de minimis at divestment. For the year ended December 31, 2022, we recorded a gain of $0.3 million related to the change in fair value of the Neuronasal warrant liability attributed to the divestment of Neuronasal.

Impairment of other investments

For the year ended December 31, 2023 , we recognized a $1.0 million impairment of our DemeRx NB investment, which was transferred to DemeRx, Inc. in connection with our acquisition of the remaining equity in DemeRx IB.

Gain on deconsolidation of a variable interest entity

Gain on deconsolidation of a variable interest entity was $0.1 million for the year ended December 31, 2023 as a result of the gain upon deconsolidation of Trypotagenix of $0.4 million, partially offset by the loss upon deconsolidation of Psyber, Inc. of $0.3 million, compared to a gain of $1.5 million for the year ended December 31, 2022 as a result of the deconsolidation of Neuronasal.

Foreign exchange gain (loss), net

Foreign exchange loss was $0.9 million for the year ended December 31, 2023 compared to a $6.9 million gain for the year ended December 31, 2022 relating to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other expense, net

Other expense, net for the year ended December 31, 2023 was $0.2 million, which primarily related to our write-off of certain receivables. Other expenses, net for the year ended December 31, 2022 of $0.5 million was primarily related to the recognition of an allowance for the Neuronasal note receivable in connection with the Neuronasal divestment.

Provision for income taxes

We incurred current income tax expense of $1.0 million and a deferred income tax expense of $0.0 million for the year ended December 31, 2023. We incurred current income tax expense of $1.1 million and a deferred income tax benefit of $5.1 million for the year ended December 31, 2022. Our current income tax expense relates to book profits and thus taxable profits generated in one of our United States subsidiaries, our United Kingdom subsidiary, and one of our Australian subsidiaries. The deferred income tax expense relates to certain deferred tax assets being offset by a valuation allowance in the year ended December 31, 2023 primarily with regard to temporary timing difference arising in connection with stock-based compensation expense.

Given our early-stage development and lack of prior earnings history, we have a full valuation allowance primarily related to German and international tax loss carryforwards and temporary timing differences related to stock-based compensation that we consider-more-likely-than-not not to be realized.

Losses from investments in equity method investees

Losses from investment in equity method investees for the years ended December 31, 2023 and 2022 were $3.6 million and $16.0 million, respectively. We recorded a $10.1 million loss in 2022 related to our COMPASS investment, which reduced the investment carrying value to zero. No further loss was recorded in 2023. The loss related to our GABA Therapeutics, Inc investment decreased by $2.3 million year-over-year.

Net loss attributable to noncontrolling interests

Net losses attributable to noncontrolling interests for the years ended December 31, 2023 and 2022 were $3.7 million and $5.0 million, respectively which relate to the noncontrolling interests in Recognify, Perception, and Kures.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2023 and 2022, we had net losses attributable to ATAI Life Sciences N.V. shareholders of $40.2 million and $152.4 million, respectively. As of December 31, 2023 and 2022, our accumulated deficit was $550.9 million and $510.2 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future until we are able to commercialize any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, convertible promissory notes, investments, and 2022 Term Loan Facility, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

Sources of Liquidity

Initial Public Offering

In June 2021, we completed our IPO and issued and sold 17,250,000 common shares at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase 2,250,000 additional common shares. We received aggregate net proceeds of $231.6 million, after underwriting discounts and commissions of $18.1 million and offering costs of $9.0 million. As of December 31, 2023, we had cash and cash equivalents of $45.0 million and short-term securities of $109.2 million. Prior to the IPO, we received gross cash proceeds of $361.5 million from sales of our common shares and convertible notes.

As of December 31, 2023, we had $154.2 million in cash and cash equivalents and short-term investment securities.

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes (“2018 Convertible Notes”). The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. The noteholders have agreed that, subsequent to converting the notes into ATAI Life Sciences AG share, they will exchange the ATAI Life Sciences AG share for ATAI Life Science N.V. shares.

From 2021 through December 31, 2023, certain noteholders elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. These investors each paid €17.00 per share for an aggregate amount of €10.4 million ($12.2 million) in order to convert their respective 2018 Convertible Notes into ATAI Life Sciences AG common shares.

In December 2023, a 2018 Convertible Notes holder entered into an agreement with ATAI Life Sciences N.V. to exchange its 2018 Convertible Notes for new convertible notes issued by ATAI Life Sciences N.V. Each new note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

As of December 31, 2023 the 2018 Convertible Notes had a principal balance of $0.2 million and the new ATAI Life Sciences N.V. notes had a principal balance of $0.2 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.3 million).

Investments

A significant potential source of liquidity resides in our investment in COMPASS's American Depositary shares, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $83.7 million as of December 31, 2023. As of December 31, 2023, our ownership percentage in COMPASS was 15.4%.

Hercules Term Loan

On August 9, 2022, we entered into the Loan Agreement with Hercules, which was most recently amended in May 2023. See “ “—Liquidity and Capital Resources—Indebtedness—Hercules Term Loan” for additional information.

Liquidity Risks

As of December 31, 2023, we had cash and cash equivalents of $45.0 million and short-term securities of $109.2 million. Based on our current operating plan, we estimate that our existing cash, marketable securities and committed term loan funding as of the date this Annual Report on Form 10-K is filed with the SEC will be sufficient to fund operations into 2026.

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
•
the cash requirements for purchasing additional equity from certain atai companies upon the achievement of specified development milestone events;
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

Cash Flows

The following table summarizes our cash flows for years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(84,118)	$(104,467)
Net cash used in investing activities	(53,295)	(86,848)
Net cash provided by financing activities	(8,355)	20,785
Effect of foreign exchange rate changes on cash	189	(1,123)
Net increase (decrease) in cash	$(145,579)	$(171,653)

Net Cash Used in Operating Activities

Net cash used in operating activities was $84.1 million for the year ended December 31, 2023, which consisted of a net loss attributable to stockholders of $43.9 million, adjusted by noncash benefit of $47.7 million and net cash inflows from the change in operating assets and liabilities of $7.5 million. The noncash benefit primarily consisted of $86.6 million gain related to the net change in the fair value of our assets and liabilities carried at fair value, $0.5 million of other noncash expenses, and $0.1 million gain on deconsolidation of a variable interest entity, partially offset by $33.0 million of stock-based compensation, $3.6 million of losses from our equity method investments, $1.0 million impairment of other investment, $0.8 unrealized foreign exchange losses, and $1.1 million of depreciation and amortization.

The net cash inflows from the change in operating assets and liabilities of 7.5 was primarily due to a $8.7 million decrease in prepaid expenses and a $2.1 million increase in accounts payable, partially offset by a $3.3 million decrease in accrued liabilities.

Net cash used in operating activities was $104.5 million for the year ended December 31, 2022, which consisted of a net loss attributable to stockholders of $157.4 million, adjusted by noncash charges of $56.3 million and net cash outflows from the change in operating assets and liabilities of $3.3 million. The noncash charges primarily consisted of $42.4 million of stock-based compensation, $16.0 million of losses from our equity method investments, $5.1 million of deferred tax provision expense, $0.9 million impairment of loan receivable and $0.4 million of IPR&D considered to have no future alternative use, partially offset by $5.0 million of unrealized foreign exchange gains, $1.5 million gain on deconsolidation of a variable interest entity and $1.5 million gain from the change in fair value of contingent consideration liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a $3.0 million decrease in accounts payable and a $1.5 million increase in prepaid expenses, partially offset by a $1.2 million increase in accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $53.3 million for the year ended December 31, 2023, primarily driven by $160.3 million of cash paid for securities carried at fair value, $25.0 million of cash committed in anticipation of the closing of Beckley Psytech investment in January 2024, $3.5 million of loans remitted to related party, $2.0 million of cash paid for convertible notes receivable - related party, $1.0 million of cash paid for investments held at fair value, $0.4 million cash paid out in variable interest entity deconsolidation, $0.3 million of cash paid for capitalized internal-use software development costs, and $0.3 million of cash paid for property and equipment, partially offset by $139.0 million of proceeds from sale and maturities of securities at fair value, and $0.5 million of proceeds from sale of other investments.

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

Net Cash Provided by Financing Activities

Net cash used by financing activities of $8.4 million for the year ended December 31, 2023 consisted of $8.5 million of cash paid for acquisition of noncontrolling interest and $0.1 million of debt financing costs paid, partially offset by $0.2 million of proceeds from stock option exercises.

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

Indebtedness

Convertible Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of 2018 Convertible Notes. In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes. The 2018 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each note has a face value of €1 and is convertible into one common share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. The noteholders have agreed to, subsequent to converting the notes into ATAI Life Sciences AG share, they will exchange the ATAI Life Sciences AG share for ATAI Life Science N.V. shares.

From 2021 through December 31, 2023, certain noteholders elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. These investors each paid €17.00 per share for an aggregate amount of €10.4 million ($12.2 million) in order to convert their respective 2018 Convertible Notes into ATAI Life Sciences AG common shares. which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent with the conversion of the 2018 Convertible Notes into common shares of ATAI Life Sciences AG, the common shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 5,478,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition.

In December 2023, a 2018 Convertible Notes holder entered into an agreement with ATAI Life Sciences N.V. to exchange its 2018 Convertible Notes for new convertible notes issued by ATAI Life Sciences N.V. Each new note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

As of December 31, 2023 the 2018 Convertible Notes had a principal balance of $0.2 million and the new ATAI Life Sciences N.V. notes had a principal balance of $0.2 million.

Hercules Term Loan

On August 9, 2022 (the “Closing Date”), we, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain of our subsidiary guarantors (collectively, the “Subsidiary Guarantors”) entered into a Loan and Security Agreement (the “2022 Term Loan Facility”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (the “Agent”) and as a lender, and certain other financial institutions that from time to time become parties to the Loan Agreement, as defined below, as lenders (collectively, the “Lenders”). The Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches.

On May 26, 2023, the “Company, ATAI Life Sciences N.V., ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain of our subsidiary guarantors of the Company (collectively, the “Subsidiary Guarantors”) entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), with the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, the “Lenders”) and Hercules Capital, Inc., a Maryland corporation, in its capacity as administrative agent and collateral agent for itself and for the Lenders (the “Agent”) which amends that certain Loan and Security Agreement, dated August 9, 2022 (as amended by that certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Existing Loan Agreement” and as amended by the Second Amendment, the “Loan Agreement”) to, among other things, (i) extend the availability of Tranche 1B of $10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Loan Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi) amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Loan Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

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

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if we achieve certain performance milestones, raise at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to December 15, 2024, and satisfy certain other specified conditions. The outstanding principal balance of the Loan Agreement bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.55% and (ii) 8.55%. Accrued interest is payable monthly following the funding of each term loan advance. We may make payments of interest only, without any loan amortization payments, for a period of thirty (30) months following the Closing Date, which period may be extended to (i) thirty-six months if certain additional performance milestones have been achieved; and (ii) forty-two months if certain additional performance milestones have been achieved. At the end of the interest only period, we are required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

As collateral for the obligations under the 2022 Term Loan Facility, we have granted to the Agent for the benefit of the Lenders a senior security interest in substantially all of our cash and investment accounts and each Subsidiary Guarantor’s property (including a pledge of equity interests of certain subsidiaries and VIEs), exclusive of intellectual property, with certain limited exceptions set forth in the Loan Agreement.

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the

United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, we shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the Loan Agreement, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of December 31, 2023 we were in compliance with all applicable covenants under the Loan Agreement.

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

Material Cash Requirements from Known Contractual and Other Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of milestone payments under existing license agreements. For information regarding our other contractual obligations, refer to Note 10.Leases, Note 16. Commitments and Contingencies, and Note 17. License Agreements.

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

In addition, under various licensing and related agreements to which we are a party, we are obligated to pay annual license maintenance fees and may be required to make milestone payments and to pay royalties and other amounts to third parties. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales, and the amount, timing and likelihood of such payments are not known. Such contingent payment obligations are described below. For additional information regarding our license agreements described below, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report. For additional information regarding our contingent commitments and future put rights or options associated with our investments, see Note 4 to our consolidated financial statements included elsewhere in this Annual Report.

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

During the year ended December 31, 2023 we made no material payments pursuant to the CHIBA License.

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

During the year ended December 31, 2023, we had made no material payments pursuant to the Allergan License agreement.

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

In April 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, we issued certain anti-dilution common stock to Columbia worth $0.3 million. We expensed the cost incurred for acquiring the license as acquisition of in-process research and development expense at inception. Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional shares of $0.4 million was also expensed as acquisition of in-process research and development expense during the year ended December 31, 2022.

During the year ended December 31, 2023, we made no material payments in connection with the Columbia agreement.

Dalriada License Agreement

In December 2021, Invyxis, Inc., or Invyxis, entered into an exclusive services and license agreement (the “Dalriada License Agreement”) with Dalriada Drug Discovery Inc. (“Dalriada”). Under the Dalriada License Agreement, Dalriada is to exclusively collaborate with Invyxis to develop products, services and processes with the specific purpose of generating products consisting of new chemical entities. Under the original agreement Invyxis was obligated to pay Dalriada up to $12.8 million in service fees for research and support services. In May 2023, we executed an amendment to the Dalriada License Agreement, which reduced the amount Invyxis will pay Dalriada in service fees to $7.4 million. In addition, Invyxis will pay Dalriada development milestone payments and low single digit royalty payments based on net product sales. We have the right, but not the obligation, to settle future royalty payments based on net product sales with the our common shares. Invyxis, our wholly-owned subsidiary, and Dalriada will determine the equity settlement based on a price per share determined by both parties.

In December 2022, we executed an amendment to the Dalriada License Agreement, which reduced the upfront deposit from $1.1 million to $0.5 million. As such, the remaining $0.6 million was applied against research and development expense incurred. We will expense the remaining deposit as the services are performed as a component of research and development expense in the consolidated statements of operations.

During the years ended December 31, 2023 and 2022, we recorded $2.0 million and $2.8 million, respectively as research and development expense.

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

While our significant accounting policies are described in greater detail in Note 2, “Basis of Presentation, Consolidation and Summary of Significant Accounting Policies” in our consolidated financial statements appearing under Part II, Item 8, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Acquisitions and Dispositions

We evaluate each of our acquisitions under the accounting framework in ASC 805, Business Combinations, to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, we first perform a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, we further evaluate whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, we conclude that the acquired set is a business. During the years ended December 31, 2023 and 2022, we did not have any acquisitions that were accounted for as business combinations.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees, directors, and consultants based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. We recognize expense for performance-based awards if the stated goals are determined to be probable of being met as of the period end. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, we determine the fair value of awards as of the grant date using a Monte Carlo simulation model. We have elected to recognize forfeitures of stock-based compensation awards as they occur.

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

As part of the valuation of stock-based compensation under the Black-Scholes option-pricing model, it is necessary for us to estimate the fair value of our common shares. Prior to our IPO, we were required to periodically estimate the fair value of our common shares when issuing options and in computing our estimated stock-based compensation expense. Given the absence of a public trading market prior to the completion our initial public offering, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine our best estimate of the fair value of our common shares. The estimation of the fair value of our common shares considered factors including the following: the estimated present value of our future cash flows; our business, financial condition and results of operations; our forecasted operating performance; the illiquid nature of our common shares; industry information such as market size and growth; market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and macroeconomic conditions. We apply similar methodology to estimate the fair value of our privately held subsidiaries' common shares. After the closing of the IPO, our board of directors determined the fair value of each common share underlying stock-based awards based on the closing price of our common shares as reported on Nasdaq on the date of grant.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Basis of Presentation, Consolidation and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements” in our consolidated financial statements appearing under Part II, Item 8.

JOBS Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Interest Rate Sensitivity

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2023, we had cash and cash equivalents of $45.0 million and short-term securities of $109.2 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. We purchase investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize our exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of December 31, 2023, we had $0.4 million in convertible promissory notes, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, an immediate 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of December 31, 2023, the carrying amount of our short and long-term notes receivables was an aggregate amount of $11.8 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, an immediate 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is generally the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the previous month. Gains or losses due to transactions in foreign currencies are included in interest and other income, net in our consolidated statements of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of ATAI Life Sciences N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ATAI Life Sciences N.V. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2024

We have served as the Company's auditor since 2020.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$45,034	$190,613
Securities carried at fair value	109,223	82,496
Committed Investment Funds	25,000	—
Prepaid expenses and other current assets	5,830	14,036
Short term notes receivable - related party, net	505	—
Total current assets	185,592	287,145
Property and equipment, net	981	928
Operating lease right-of-use asset, net	1,223	226
Other investments held at fair value	89,825	—
Other investments	1,838	6,755
Long term notes receivable - related parties, net	97	7,262
Convertible notes receivable - related party	11,202	—
Other assets	2,720	3,125
Total assets	$293,478	$305,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,589	$2,399
Accrued liabilities	15,256	17,306
Current portion of lease liability	275	180
Other current liabilities	—	12
Total current liabilities	20,120	19,897
Contingent consideration liability - related parties	620	953
Contingent consideration liability	1,637	—
Noncurrent portion of lease liability	990	44
Convertible promissory notes - related parties	164	415
Convertible promissory notes and derivative liability	2,666	—
Long term debt, net	15,047	14,702
Other liabilities	7,918	3,664
Total liabilities	$49,162	$39,675
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 par value at December 31, 2023 and 2022); 750,000,000 shares authorized at December 31, 2023 and 2022; 166,026,396 and 165,935,914 shares issued and outstanding at December 31, 2023 and 2022, respectively	18,573	18,562
Additional paid-in capital	794,787	774,092
Share subscription receivable	—	(24)
Accumulated other comprehensive loss	(19,460)	(21,702)
Accumulated deficit	(550,938)	(510,188)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	242,962	260,740
Noncontrolling interests	1,354	5,026
Total stockholders’ equity	244,316	265,766
Total liabilities and stockholders’ equity	$293,478	$305,441

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
License revenue	$314	$233
Operating expenses:
Research and development	62,203	74,313
Acquisition of in-process research and development	—	357
General and administrative	63,582	70,350
Total operating expenses	125,785	145,020
Loss from operations	(125,471)	(144,787)
Other income, net:
Interest income	1,847	548
Interest expense	(2,656)	(923)
Benefit from research and development tax credit	2,445	—
Change in fair value of assets and liabilities, net	86,583	2,083
Impairment of other investments	(1,011)	—
Gain on deconsolidation of a variable interest entity, net	60	1,484
Foreign exchange gain (loss), net	(894)	6,902
Other expense, net	(189)	(489)
Total other income, net	86,185	9,605
Loss before income taxes	(39,286)	(135,182)
Provision for income taxes	(1,016)	(6,229)
Losses from investments in equity method investees, net of tax	(3,593)	(16,006)
Net loss	(43,895)	(157,417)
Net loss attributable to noncontrolling interests	(3,671)	(5,032)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(40,224)	$(152,385)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.25)	$(0.98)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	158,833,785	155,719,585

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2023	2022
Net loss	$(43,895)	$(157,417)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,242	(13,366)
Comprehensive loss	$(41,653)	$(170,783)
Net loss attributable to noncontrolling interests	(3,671)	(5,032)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(1)	50
Comprehensive loss attributable to noncontrolling interests	(3,672)	(4,982)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(37,981)	$(165,801)

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2021	160,677,001	$18,002	$725,045	$—	$(8,336)	$(357,803)	$376,908	$9,051	$385,959
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	600	600
Issuance of subsidiary common shares	—	—	—	—	—	—	—	357	357
Conversion of convertible notes to common stock	4,320,000	447	4,466	—	—	—	4,913	—	4,913
Issuance of shares upon exercise of stock options	938,913	113	2,206	(24)	—	—	2,295	—	2,295
Stock-based compensation expense	—	—	42,375	—	—	—	42,375	—	42,375
Foreign currency translation adjustment, net of tax	—	—	—	—	(13,366)	—	(13,366)	50	(13,316)
Net loss	—	—	—	—	—	(152,385)	(152,385)	(5,032)	(157,417)
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon note conversion	15,920	2	18	—	—	—	20	—	20
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Adjustment to additional paid in capital upon consolidation of variable interest entity, net	—	—	(10,809)	—	—	—	(10,809)	—	(10,809)
Adjustment to additional paid in capital upon debt modification	—	—	(1,668)	—	—	—	(1,668)	—	(1,668)
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Stock-based compensation expense	—	—	32,982	—	—	—	32,982	—	32,982
Foreign currency translation adjustment, net of tax	—	—	—	—	2,242	—	2,242	(1)	2,241
Net loss	—	—	—	—	—	(40,224)	(40,224)	(3,671)	(43,895)
Balances at December 31, 2023	166,026,396	$18,573	$794,787	$—	$(19,460)	$(550,938)	$242,962	$1,354	$244,316
See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(43,895)	$(157,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long term assets	319	168
Noncash lease expense	383	—
Amortization of debt discount	371	131
In-process research and development expense	—	357
Stock-based compensation expense	32,982	42,375
Change in the fair value of assets and liabilities, net	(86,583)	(2,083)
Impairment of other investments	1,011	—
Gain on deconsolidation of a variable interest entity, net	(60)	(1,484)
Impairment of short term note receivable	—	852
Provision for deferred income taxes	—	5,074
Unrealized foreign exchange gain (loss)	799	(4,950)
Losses from investments in equity method investees, net of tax	3,593	16,006
Other	(507)	(161)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,663	(1,522)
Accounts payable	2,138	(3,034)
Accrued liabilities	(3,332)	1,221
Net cash used in operating activities	(84,118)	(104,467)
Cash flows from investing activities
Cash paid for securities carried at fair value	(160,262)	(309,058)
Proceeds from sale and maturities of securities carried at fair value	138,983	226,834
Funds committed for investments	(25,000)	—
Cash paid for property and equipment	(259)	(773)
Cash paid for capitalized internal-use software development costs	(331)	(251)
Cash paid for other investments held at fair value	(956)	—
Cash paid for other investments	—	(600)
Proceeds from sale of other investments	486	—
Cash paid for long term notes receivable - related parties	(3,500)	(3,000)
Cash paid for convertible notes receivable - related party	(2,014)	—
Cash paid out in variable interest entity deconsolidation	(443)	—
Net cash used in investing activities	(53,295)	(86,848)
Cash flows from financing activities
Proceeds from issuance of subsidiary preferred shares	—	600
Cash paid for acquisition of noncontrolling interest	(8,480)	—
Proceeds from conversion of convertible notes to common stock	20	4,636
Proceeds from issuance of shares upon exercise of stock options	205	2,294
Proceeds from debt financings	—	15,000
Cash paid for debt financing	(100)	(1,745)
Net cash provided by financing activities	(8,355)	20,785
Effect of foreign exchange rate changes on cash	189	(1,123)
Net decrease in cash and cash equivalents	(145,578)	(171,653)
Cash and cash equivalents – beginning of the period	190,613	362,266
Cash and cash equivalents – end of the period	$45,034	$190,613
Supplemental disclosures:
Cash paid for interest	$1,923	$508
Cash paid for taxes	$1,475	$652
Supplemental disclosures of non cash investing and financing information:
Noncash consideration for acquisition of noncontrolling interest, net	$2,315	$—
Noncash exchange of convertible promissory note modification	$1,668	$—
Noncash receipt of call option	$(5,062)	$—
Noncash deferred credit	$5,062	$—
Right of use asset obtained in exchange for operating lease liabilities	$1,377	$487
Issuance of subsidiary shares to noncontrolling interests in connection with Columbia stock purchase agreement	$—	$357
Share subscription receivable	$—	$24

See accompanying notes to the consolidated financial statements.

1. Nature of Business

ATAI Life Sciences N.V. (“atai”, "Company"), headquartered in Berlin, Germany is the parent company of ATAI Life Sciences AG and, along with its subsidiaries, is a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. atai was founded in 2018 as a response to the significant unmet need and lack of innovation in the mental health treatment landscape and is dedicated to efficiently developing innovative therapeutics to treat depression, anxiety, addiction, and other mental health disorders. By pooling resources and best practices, atai aims to responsibly accelerate the development of new medicines to achieve clinically meaningful and sustained behavioral change in mental health patients.

The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, third-party clinical research organizations and manufacturers, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales.

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2023, the Company had cash and cash equivalents of $45.0 million, short-term securities of $109.2 million and its accumulated deficit was $550.9 million. The Company has historically financed its operations through the sale of equity securities, sale of convertible notes, debt financings, and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

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

2. Basis of Presentation, Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and follow the requirements of the United States Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations and comprehensive loss, and cash flows for the periods presented.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Reclassifications

Certain reclassifications were made to prior period amounts in the consolidated financial statements and accompanying notes to conform with current year presentation due to the increase in the balances of the Company's operating right-of-use asset, related lease liability, and debt facility related interest during the period.

Consolidation

The Company's consolidated financial statements include the accounts of atai and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Since its inception, the Company has created wholly owned subsidiaries or made investments in certain controlled entities, including partially-owned subsidiaries for which it has majority voting interest under the VOE model or for which it is the primary beneficiary under the VIE model, which it refers to collectively as its consolidated entities. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as noncontrolling interests in the Company's consolidated balance sheets and consolidated statements of stockholders' equity. The portion of net income (loss)

attributable to the noncontrolling interests is presented as net income (loss) attributable to noncontrolling interests in the Company's consolidated statements of operations.

Ownership interests in entities over which the Company has significant influence, but not a controlling financial interest, are accounted for as cost and equity method investments. If the company has not elected the fair value option, the Company then records gains (losses) from investments in equity method investees, net of tax, for its proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If the Company makes subsequent additional investments in that same company, it may record additional gains (losses) based on changes to its investment basis and also may record additional income (loss) in equity method investments. If the Company has elected the fair value option, the fair value of the investments will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of securities carried at fair value, the fair value of other investments held at fair value, the fair value of convertible notes receivable, accruals for research and development costs, the fair value of contingent consideration liabilities, in-process research and development assets (“IPRD”), noncontrolling interests recognized in acquisitions, and the valuation of stock-based awards.

The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Changes in estimates are recorded in the period in which they become known.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and all notes receivables. The Company’s cash is mainly held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. The credit risk associated with the Company’s investment in all notes receivables is monitored and assessed periodically. The Company does not believe that it is exposed to any significant credit risk related to these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds, and at times in excess of federally insured limits.

Investment Securities Portfolio

The Company maintains an investment portfolio, which is comprised of money market funds, U.S. treasury securities, commercial paper, corporate notes/bonds, and U.S. government agencies securities. The Company classified securities in the investment portfolio as available-for-sale securities. Furthermore, the Company elected the fair value option for the available-for-sale securities in the investment portfolio. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument-by-instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a Change in fair value of assets and liabilities, net on the consolidated statements of operations and the amortized cost of investments approximates their fair value. The Company's securities in the investment portfolio will mature within one year.

Property and Equipment

Property and equipment, consisting primarily of furniture and fixtures and leasehold improvements, is recorded at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets once the asset has been placed in service. The company estimates the useful life of furniture and fixtures to be 7 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life or remaining lease term, whichever is shorter.

Operating lease right-of-use asset

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease right-of-use (ROU) assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at the Company's discretion. The Company does not include any of these options within the expected lease term, as it is not reasonably certain it will exercise these options.

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

At the VIE’s inception, the Company determines whether it is the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. The Company then performs on-going reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation conclusion is required each reporting period. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with the applicable GAAP.

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

Acquisitions

The Company evaluates each of its acquisitions under the accounting framework in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, the Company then further evaluates whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the acquired set is a business. During the years ended December 31, 2023 and 2022, the Company did not have any acquisitions that were accounted for as business combinations.

For asset acquisitions that involve the initial consolidation of a VIE that is not a business for which the Company is the primary beneficiary, the transactions are accounted for under ASC 810, Consolidation, and no goodwill is recognized. Rather, the Company recognizes the identifiable assets acquired (excluding goodwill), the liabilities assumed, and any noncontrolling interests as though the VIE was a business and subject to the guidance on recognition and measurement in a business combination under ASC 805, and recognizes a gain or loss for the difference between (a) the sum of the fair values of consideration paid (including any contingent consideration) and noncontrolling interests, (b) the fair value of the VIE’s identifiable assets and liabilities, and (c) the reported amounts of any previously held interests. Acquisition-related expenses incurred by the Company in asset acquisitions that involve the initial consolidation of a VIE that is not a business, are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. In an asset acquisition, including the initial consolidation of a VIE that is not a business, acquired in-process research and development (“IPR&D”) with no alternative future use is charged to operating expenses at the acquisition date.

Other Investments Held at Fair Value

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its investment in IntelGenx, which otherwise would be subject to ASC 323. In accordance with ASC 825, the Company records this investment at fair value under the Other investments held at fair value in the Company's consolidated balance sheets and changes in fair value are recognized asChange in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

At the most recent remeasurement date, the Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence. The Company's COMPASS investment is accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets and changes in fair value are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial decisions of the investee. Generally, the ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is not present. The Company applies the equity method to investments in common stock and to other investments in nonconsolidated entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock.

In applying the equity method, the Company’s investments are initially recorded at cost in Other investments on the consolidated balance sheets. Upon recording an equity method investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to IPR&D that had no alternative future use. To the extent a basis difference relates to IPR&D and the investee is not a business as defined in ASC 805, the Company immediately expenses such basis difference related to IPR&D. If the Company is unable to attribute all the basis difference to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is recognized within the equity investment balance.

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

Equity method investments are reviewed for indicators of other-than-temporary impairment at each reporting period. Equity method investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Methodologies that the Company may use to estimate the fair value of its equity method investments include, but are not limited to, considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has declined below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of losses from investments in equity method investees, net of tax on the consolidated statements of operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee, implied values in recent transactions of investee securities, or other publicly available information that may affect the value of the Company’s investments. The Company presents income/losses from equity investments and any impairment related to equity method investments as Income(Losses) from investments in equity method investees, net of tax on the consolidated statement of operations.

Other Investments

Other investments include ownership rights that either (i) do not provide the Company with control or significant influence, or (ii) do not have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. The Company records such investments under the measurement alternative method pursuant to ASC 321 as these investments do not have readily determinable fair values. Under the measurement alternative method, the Company records the investment at cost less impairment losses, if any, unless it identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, in which case the Company will measure its investments at fair value as of the date that the observable transaction occurred. Such investments are presented as Other Investments on the consolidated balance sheets and any impairment recognized related to these investments are presented as Impairment of other investments, a component of other income(expense), net in the consolidated statements of operations.

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

Convertible Notes Receivable

As permitted under ASC 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its IntelGenx convertible notes, which otherwise would be subject to ASC 320. In accordance with ASC 825, the Company records this investment at fair value under Convertible notes receivable - related party in the Company's consolidated balance sheets and changes in fair value are recognized as Change in fair value of assets and liabilities, net, a component of other income(expense), net in the consolidated statements of operations.

Notes Receivable

The Company has certain notes receivable that are carried at cost, which includes the principal value of the note receivable, accrued interest and net of any payments received and expected credit losses. Management utilizes an undiscounted probability-of-default (“PD”) and loss-given-default (“LGD”) method for estimating credit losses on its assets pool, which is comprised of loans to other companies. Under the PD and LGD method, the expected credit loss percentage (or “loss rate”) is calculated as the probability of default (i.e., the probability the asset will default within the given time frame) multiplied by the loss given default (i.e., the percentage of the asset not expected to be collected because of default).

Based on the terms of the notes receivable, certain notes receivable are classified as long term as their payments are due after twelve months from the balance sheet date.

Contingent Consideration Liability

The Company may record contingent consideration as part of the cost of acquisitions. Contingent consideration is recognized at fair value as of the date of acquisition and accounted under Contingent consideration liability on the consolidated balance sheet. Contingent considerations are remeasured on a quarterly basis, as appropriate, using a discounted cash-flow valuation technique until fulfillment of the contingency. Changes in the fair value of the contingent consideration are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

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

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees, directors and non-employees as stock-based compensation expense based on their grant date fair value. The stock-based payment awards are measured at fair value on the date of the grant and that fair value is recognized as stock-based compensation expense in the Company’s consolidated statements of operations over the requisite service period of the respective award. The estimated fair value of awards that contain performance conditions is expensed when the Company concludes that it is probable that the performance condition will be achieved. The Company may grant awards with graded-vesting features. When such awards have only service vesting requirements, the Company elected to record stock-based compensation expense on a straight-line basis. Recognition of compensation cost relating to awards that vest on a “Liquidity Event” (as defined in the award) will be deferred until the consummation of such transaction.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of the Provision for income taxes in its consolidated statements of operations.

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

The carrying amount reflected in the accompanying consolidated balance sheets for cash and money market funds, funds held in trust, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature. The COMPASS investment is a Level 1 asset as its quoted price can be found on the Nasdaq market. The carrying amounts of investment securities and IntelGenx common stock are determined according to Level 2 inputs in the fair value hierarchy above. The

Company's investment in IntelGenx Warrants and Call Option Units, IntelGenx convertible notes receivable, and various contingent consideration liabilities are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above.

Foreign Currency

Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date and their results of operations are translated using average exchange rates for the year. Investments accounted for under the equity method and stockholders’ equity are translated based on historical exchange rates. Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity. Foreign exchange transaction gains and losses are recognized as a component of other income(expense), net in the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

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

ASU 2016-13 requires a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which it is effective. On January 1, 2023, the Company adopted this guidance and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition, the new accounting guidance’s adoption resulted in an increase to accumulated deficit of $0.5 million, net of tax attributable to an increase in the allowance for credit losses related to its long term notes receivable - related parties.

Further, the FASB issued ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-03 and ASU 2022-02 to provide additional clarification and guidance on the credit losses standard. The Company adopted ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-03 and ASU 2022-02 on January 1, 2023. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standard Board ("FASB") issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The guidance is effective for all fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The new standard must be adopted on a retrospective basis and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.

In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.

3. Dispositions

2023 Dispositions

Psyber, Inc.

In October 2023, the Company entered into a Framework Agreement with the founders of Psyber, Inc. ("Founders") through which the Company transferred its equity interest in Psyber, Inc. ("Psyber") to the Founders in exchange for certain intellectual property.

As a result of the disposition, the Company ceased having controlling financial interest in Psyber. The Company determined that it was no longer the primary beneficiary, no longer had the power to direct the significant activities of Psyber, and accordingly, deconsolidated Psyber. The Company derecognized all of Psyber's assets and liabilities, with the exception of the retained intellectual property, from its consolidated balance sheet and recognized a loss of $0.3 million, which was reported as Loss on deconsolidation of a variable interest entity, a component of other income, net in the consolidated statement of operations for the year ended December 31, 2023.

The Company concluded that the decision to deconsolidate Psyber, which was based on resource capital allocation decisions, did not represent a significant strategic shift that would have a material effect on the Company's operations and financial results. Therefore, the Company did not present the results of Psyber prior to deconsolidation as discontinued operations in its consolidated statements of operations for the year ended December 31, 2023.

TryptageniX, Inc.

In December 2023, the Company finalized and entered into a Framework Agreement with CB Therapeutics, Inc. ("CBT") through which the Company transferred its equity interest in TryptageniX Inc. ("TryptageniX") to CBT in exchange for certain intellectual property and an Amended and Restated Development Services and Exclusive License Agreement.

As a result of the disposition, the Company ceased having controlling financial interest in TryptageniX. The Company determined that it was no longer the primary beneficiary, no longer had the power to direct the significant activities of TryptageniX, and accordingly, deconsolidated TryptageniX. The Company derecognized all of TryptageniX's assets and liabilities from its consolidated balance sheet, and recognized a gain of $0.4 million, which was reported as Gain on deconsolidation of a variable interest entity, a component of other income, net in the consolidated statement of operations for the year ended December 31, 2023.

The Company concluded that the decision to deconsolidate TryptageniX, which was based on resource capital allocation decisions, did not represent a significant strategic shift that would have a material effect on the Company's operations and financial results. Therefore, the Company did not present the results of TryptageniX prior to deconsolidation as discontinued operations in its consolidated statements of operations for the year ended December 31, 2023.

2022 Dispositions

Neuronasal, Inc.

In November 2022, the Company finalized and entered into a Redemption, Termination and Release Agreement ("Termination Agreement") with Neuronasal through which atai disposed of its equity interests and residual SPA funding obligations. Pursuant to the Neuronasal Termination Agreement, the Company transferred all of its approximately equity interest in Neuronasal in exchange for the redemption consideration in the form of certain warrants. The Neuronasal Termination Agreement entitles the Company to purchase certain common stock in Neuronasal upon the occurrence of certain contingencies, such as an initial public offering, qualified financing event, or certain clinical studies. The Company has no further obligations to fund Neuronasal.

As a result of the disposition, the Company ceased having controlling financial interest in Neuronasal. The Company determined that it was no longer the primary beneficiary, as it no longer had the power to direct the significant activities of Neuronasal, and accordingly deconsolidated Neuronasal. Upon the effective termination date, the Company derecognized all of Neuronasal's assets and liabilities from its balance sheet, and recognized a gain of $1.5 million, which was reported as Gain on deconsolidation of a variable interest entity, a component of other income, net in the consolidated statement of operations for the year ended December 31, 2022. The Company determined that the value of the warrants received in connection with the Termination Agreement were de minimis as of the termination date and continue to be de minimis as of the year ended December 31, 2023. In connection with the deconsolidation of Neuronasal, the Company concluded that the loan assets were impaired and recognized an impairment of $0.9 million, which was reported in Other income(expense), net in the consolidated statements of operations for the year ended December 31, 2022

The Company concluded that the decision to deconsolidate Neuronasal, which was based on clinical data that did not meet expectations, did not represent a significant strategic shift. Therefore, the Company did not present the results of Neuronasal prior to deconsolidation as discontinued operations in its consolidated statements of operations for the year ended December 31, 2022.

4. Variable Interest Entities and a Voting Interest Entity

Consolidated VIEs

At each reporting period, the Company reassesses whether it remains the primary beneficiary for Variable Interest Entities (“VIEs”) consolidated under the VIE model.

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s consolidated financial statements from the date of acquisition to December 31, 2023.

As of December 31, 2023 and 2022, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities		Relationship as of December 31, 2023	Relationship as of December 31, 2022	Date Control Obtained	Ownership % December 31, 2023	Ownership % December 31, 2022
Perception Neuroscience Holdings, Inc.		Controlled VIE	Controlled VIE	November 2018	59.2%	58.9%
Kures, Inc.		Controlled VIE	Controlled VIE	August 2019	64.5%	64.5%
EntheogeniX Biosciences, Inc.		Wholly Owned Subsidiary	Controlled VIE	November 2019	100.0%	80.0%
DemeRx IB, Inc.		Wholly Owned Subsidiary	Controlled VIE	December 2019	100.0%	59.5%
Recognify Life Sciences, Inc.		Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.		Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%
Psyber, Inc.	(1)	-	Controlled VIE	February 2021	—	75.0%
InnarisBio, Inc.		Wholly Owned Subsidiary	Controlled VIE	March 2021	100.0%	82.0%
TryptageniX Inc.	(1)	—	Controlled VIE	December 2021	—	65.0%

(1) As discussed in Note 3, the Company deconsolidated Psyber, Inc. and TryptageniX, Inc. in October and December 2023, respectfully.

As of December 31, 2023 and 2022, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

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

In February 2022 and September 2022, the Company purchased additional shares of Class A common stock for an aggregate purchase price of $2.2 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to its purchase.

In March 2023, the Company purchased additional shares of Class A common stock for an aggregate purchase price of $1.0 million. As a result of anti-dilution protection available to Cyclica, the Company's ownership percentage in EntheogeniX did not change due to its purchase.

In September 2023, the Company and Cyclica entered into a Stock Transfer Agreement which resulted in the Company's acquisition of Cyclica’s equity ownership of EntheogeniX for an aggregate purchase price of $0.5 million (the “Stock Transfer”). As a result of the Stock Transfer, the Company owned 100% of the outstanding common stock of EntheogeniX. The Stock Transfer was accounted for as an equity transaction with no gain or loss recognized. The difference between the carrying amount of EntheogeniX's noncontrolling interest and the consideration for the acquisition of the additional equity interest was recorded as a reduction in Additional paid-in capital in the consolidated balance sheets and consolidated statements of stockholders' equity.

DemeRx IB, Inc.

In December 2019, DemeRx IB, Inc. (“DemeRx IB”) was incorporated as a wholly-owned subsidiary of DemeRx, Inc., formed for the purpose of facilitating a joint venture transaction between DemeRx, Inc. and ATAI AG. DemeRx, Inc. and ATAI AG jointly created DemeRx IB, which was designed to use DemeRx Inc.'s intellectual property to develop Ibogaine as a treatment for opioid dependence. Based on the Company's assessment of the transaction at the time of acquisition, the Company concluded that DemeRx IB was not a business and accounted for the Company's investment as an initial consolidation of a VIE that is not a business under ASC 810.

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”). As a result of the Stock Purchase, the Company owned 100% of the outstanding common stock of DemeRx IB. The Stock Purchase consideration included an $8.0 million upfront cash payment, transfer of the Company's ownership in DemeRx, NB, Inc., settlement of a related term loan, and earn-out consideration contingent upon the achievement of certain development milestones directly related to DemeRx’s oral capsule formulation of ibogaine (“DMX-1002”) program. At the execution of the Stock Transfer, the earn-out consideration was recorded as a liability at an estimated fair value of $1.3 million and reflected in Contingent consideration - related parties in the consolidated balance sheet. The Stock Purchase was accounted for as an equity transaction with no gain or loss recognized. The difference between the carrying amount of DemeRx IB's noncontrolling interest and the consideration given for the acquisition of the additional equity interest was recorded as a reduction in Additional paid-in capital in the consolidated balance sheets and consolidated statements of stockholders' equity.

InnarisBio, Inc.

In February 2021, the Company jointly formed InnarisBio, Inc. ("InnarisBio") with UniQuest Pty Ltd (“UniQuest”) for the purpose of adding a solgel-based direct-to-brain intranasal drug delivery technology to the Company’s platform. Based on the Company's assessment of the transaction at the time of acquisition, the Company concluded that InnarisBio was not a business and accounted for the Company's investment as an initial consolidation of a VIE that is not a business under ASC 810.

In October 2023, InnarisBio and UniQuest entered into an Assignment, Termination and Release Agreement ("ATRA") which resulted in InnarisBio reacquiring UniQuest’s equity interest in exchange for the assignment of intellectual property and the termination of certain license and research agreements. The assigned intellectual property has an approximate fair value of $0.1 million, and the termination of agreements resulted in the extinguishment of a $0.1 million contingent commitment liability. As a result of the ATRA, the Company owned 100% of the outstanding common stock of InnarisBio, and InnarisBio became a wholly owned subsidiary of the Company. The ATRA was accounted for as an equity transaction with no gain or loss recognized.The difference between the carrying amount of InnarisBio's noncontrolling interest and the consideration given for the acquisition of the additional equity interest was recorded as a reduction in Additional paid-in capital in the consolidated balance sheets and consolidated statements of stockholders' equity.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of December 31, 2023 (in thousands):

	Perception	Kures	EntheogeniX	DemeRx IB	Recognify	PsyProtix	InnarisBio
Assets:
Current assets:
Cash	$97	$257	$675	$528	$4,356	$35	$326
Accounts receivable	84	—	—	—	—	—	—
Prepaid expenses and other current assets	257	—	124	—	450	—	878
Total current assets	438	257	799	528	4,806	35	1,204
Long term notes receivable	—	—	—	—	—	97	—
Other assets	—	—	—	—	—	—	16
Total assets	$438	$257	$799	$528	$4,806	$132	$1,220
Liabilities:
Current liabilities:
Accounts payable	$31	$329	$59	$51	$1,926	$—	$—
Accrued liabilities	718	84	247	434	609	26	10
Other current liabilities	12	—	—	2	1	—	1
Total current liabilities	761	413	306	487	2,536	26	11
Total liabilities	$761	$413	$306	$487	$2,536	$26	$11

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Issuance of noncontrolling interests	—	—	—	—
Net loss attributable to noncontrolling interests - preferred	(1,302)	(84)	(2,287)	(3,673)
Comprehensive income attributable to noncontrolling interests	(1)	2	—	1
Balance as of December 31, 2023	$428	$369	$557	$1,354

	Perception	Kures	Recognify	Total
Balance as of December 31, 2021	$5,232	$—	$3,819	$9,051
Issuance of noncontrolling interests	—	957	—	957
Net income (loss) attributable to noncontrolling interests - preferred	(3,551)	(149)	(975)	(4,675)
Net income (loss) attributable to noncontrolling interests - common	—	(357)	—	(357)
Comprehensive loss attributable to noncontrolling interests	50	—	—	50
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026

Nonconsolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”) and IntelGenx and determined that the investments are VIEs as of the date of the Company’s initial investment through the earlier of the date of disposal or December 31, 2023. The Company is not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest that would require consolidation as of December 31, 2023 and 2022.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321. As of December 31, 2023, the Company’s maximum exposure for its nonconsolidated VIEs was $6.1 million relating to the carrying values in Other investments held at fair value, $0.1 million relating to the carrying value in Long term notes receivable – related party, and $11.2 relating to Convertible notes receivable - related party. As of December 31, 2022, the Company’s maximum exposure for its nonconsolidated VIEs was $6.8 million relating to the carrying values in its Other investments and $7.2 million relating to the carrying value in Long term notes receivable - related party.

5. Equity Method Investments and Other Investments

Equity Method Investments

As of December 31, 2023 and 2022, the Company accounted for the following investments in the investee’s common stock under the equity method (in thousands):

		As of December 31, 2023			As of December 31, 2022
	Date First	Common Stock		Carrying	Common Stock		Carrying
Investee	Acquired	Ownership %		Value	Ownership %		Value
Innoplexus A.G.	August 2018	35.0%		$—	35.0%		$—
COMPASS Pathways plc	December 2018	15.4%	(1)	—	22.4%		—
GABA Therapeutics, Inc	November 2020	3.6%	(2)	—	7.5%	(2)	—
Total				$—			$—

(1)
The Company accounted for its investment in COMPASS Pathways plc ("COMPASS") under the equity method until August 18, 2023, the closing date of COMPASS's dilutive financing round described below in Other investments held at fair value.
(2)
The Company is deemed to have significant influence over GABA Therapeutics, Inc ("GABA") through its total ownership interest in GABA, including the Company’s investment in GABA’s preferred stock, described below in Other investments. The Company’s total ownership interest, considering both preferred and common stock is 54.1%.

Other investments held at fair value

COMPASS Pathways plc

COMPASS is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018 with additional investments through 2021.The Company’s ownership interest in COMPASS as of December 31, 2022, was 22.4%. In August 2023, COMPASS closed its most recent financing round, in which the Company did not participate, and the Company's ownership interest in COMPASS was reduced to 15.4%.

For the year ended December 31, 2022 and the period through August 18, 2023, the Company maintained significant influence through its ownership interest and accounted for its COMPASS investment under the equity method. The carrying value of the Company's COMPASS investment was reduced to zero as of December 31, 2022 due to IPR&D charges with no alternative future use and recognition of its proportionate share of COMPASS net losses. During the year ended December 31, 2022, the Company recognized its proportionate share of COMPASS’s net loss of $10.1 million as Losses from investments in equity method investees, net of tax on the consolidated statements of operations.

Following COMPASS's August 2023 financing, the Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence. Subsequent to this remeasurement date, the Company's COMPASS investment is accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. Any changes in fair value of the Company's COMPASS investment are recorded as a Change in fair value of assets and liabilities, net in its consolidated statements of operations. Based on quoted market prices, the fair value of the Company’s COMPASS investment was $83.7 million as of December 31, 2023. For the year ended December 31, 2023, the Company recorded $81.9 million of Change in fair value of assets and liabilities, net.

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

The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and the Additional Units Warrant are accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value of its $12.3 million investment was equal to the transaction price and recorded the common shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the common shares, the Initial

Warrants and the Additional Unit Warrants as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. The carrying amount of the investment was reduced to zero as of December 31, 2021. During the years ended December 31, 2023 and 2022, the Company did not recognize a change in fair value in the consolidated statements of operations. The carrying value of the investment remained at zero as of December 31, 2023 and 2022.

Subscription Agreement, as amended

In August 2023, IntelGenx and the Company entered into a subscription agreement (the “Subscription Agreement”), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "2023 Initial Units"), with each convertible debenture unit consisting of:

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

(ii) 5,405 common share purchase warrants of IntelGenx (the “2023 Initial Warrants”), each exercisable at an exercise price of $ 0.26 per common share for a period of three years following their issuance.

Pursuant to the Subscription Agreement, the Company agreed to subscribe for an additional 750 convertible debenture units (the "2023 Subsequent Units") at a price of $750,000 subject to obtaining certain shareholder approvals. The Subsequent Units contain the same terms as the Initial Units, with each Subsequent Unit consisting of (i) $1,000 principal amount convertible promissory notes ("2023 Subsequent Notes") and (ii) 5,405 common share purchase warrants of IntelGenx ("2023 Subsequent Warrants").

Effective September 30, 2023 , IntelGenx and the Company amended the Subscription Agreement (the “Amended Subscription Agreement”), allowing the Company, subject to obtaining certain shareholder approvals, the "Call Option" to purchase up to an additional

7,401 convertible debenture units (the “Call Option Units”). The Call Option Units contain the same terms as the Initial Units, with each Call Option Unit consisting of (i) $1,000 principal amount convertible promissory notes, and (ii) 5,405 common share purchase warrants of IntelGenx.

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

There are limits over the conversion of the Initial Units, Subsequent Units, Call Options Units and the IntelGenx Term Loan into common shares.

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The convertible promissory notes are accounted for at fair value under ASC 320 and recorded in Convertible notes receivable - related party in the consolidated balance sheet, as described further in Note 6. The warrants and call option are accounted for pursuant to the fair value option election and recorded in Other investments held at fair value in the consolidated balance sheet.

For the Initial Units, the Company applied a calibrated model and determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the Initial Units as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of December 31, 2023, the fair value of the 2023 Initial Warrants was $0.7 million. For the year ended December 31, 2023, the Company recognized an immaterial amount in Change in fair value of assets and liabilities, net relating to the 2023 Initial Warrants in its consolidated statements of operations.

In November 2023, upon shareholder approval, the Company paid $750,000 for the 2023 Subsequent Units. The Company applied a calibrated model and determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the Subsequent Units as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of December 31, 2023, the fair value of the 2023 Subsequent Warrants was $0.2 million. For the year ended December 31, 2023, the Company recognized an immaterial amount in Change in fair value of assets and liabilities, net relating to the 2023 Subsequent Warrants in its consolidated statements of operations.

In November 2023, upon shareholder approval, the Call Option had an estimated fair value of $5.1 million and is recorded in Other investments held at fair value in the consolidated balance sheet. The Call Option is additional value conveyed to the Company relating to its investment in and Strategic Development Agreement with IntelGenx. Accordingly, the Company has also recorded a $5.1 million deferred credit, included in Other liablities in the consolidated balance sheet. As appropriate, the Company will account for the deferred credit as a reduction of research and development expense in its consolidated statements of operation until the credit is exhausted or the Company is no longer receiving goods or services from IntelGenx. As of December 31, 2023, the fair value of the Call Option was $5.2 million. For the year ended December 31, 2023, the Company recognized $0.1 million in Change in fair value of assets and liabilities, net relating to the Call Option in its consolidated statements of operations.

Strategic Development Agreement

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the years ended December 31, 2023 and 2022, research and development expense relating to the Strategic Development Agreement were $0.7 million and $0.5 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement.

Other investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. As of December 31, 2023 and 2022, the carrying values of Other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323 were as follows (in thousands):

	December 31,	December 31,
	2023	2022
GABA Therapeutics, Inc.	$1,838	$5,387
DemeRx NB, Inc.	—	1,024
Juvenescence Limited	—	344
Total	$1,838	$6,755

The Company’s investments in the preferred stock of Innoplexus, GABA, and DemeRx NB are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock.

During the years ended December 31, 2023 and 2022 there were no observable changes in price recorded related to the Company’s Other Investments.

During the years ended December 31, 2023 and 2022, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2023 and 2022 had a significant adverse effect on the fair value of any of its investments in nonconsolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other Investments.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.4 million as of December 31, 2023 and 2022, which is included in Other liabilities in the Company’s consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the rights for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of December 31, 2023 and 2022.

The carrying value of the Company’s investment in Innoplexus was zero as of December 31, 2023 and December 31, 2022.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of December 31, 2023.

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

Pursuant to the GABA PSPA, the Company was obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones. In April 2021, pursuant to the GABA PSPA, the Company purchased additional shares of Series A preferred stock of GABA, for an aggregate cost of $5.0 million based on the achievement of certain development milestones. In May 2021, the Company exercised its option to purchase additional shares of Series A preferred stock prior to the achievement of certain development milestone for an aggregate cost of $5.0 million completing its obligation to purchase additional shares. The completion of the Series A Preferred stock purchase in May 2021 was deemed to be a reconsideration event at which point GABA was no longer deemed a VIE as GABA now had sufficient equity at risk to finance its activities through the initial development period without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. While the Company holds greater than 50% of the outstanding equity interest of GABA, the Company does not have the power to control the entity. Concurrent with the exercise of the option, the Company executed a side letter with the other equity holders of GABA agreeing to forego the rights to additional seats on the board of directors, resulting in the Company lacking the ability to control the investee. The Company concluded that it does not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in GABA preferred stock under the measurement alternative per ASC 323. As of December 31, 2023 and2022, the investment in GABA’s preferred stock was recorded in Other investments in the consolidated balance sheets.

In May 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the "Amended GABA PSPA”) under which the GABA PSPA was amended and shares of its Series A preferred stock were issued to the Company at a price of approximately $0.6 million. Pursuant to the Amended GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock from GABA for up to $1.5 million with the same price per share as its initial investment upon the achievement of specified contingent clinical development milestones. In September 2022, pursuant to the Amended PSPA, GABA issued additional shares of its Series A preferred stock to the Company at a price of approximately $0.6 million based on the achievement of certain development milestones. As of December 31, 2023, the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones.

In accordance with the Amended GABA PSPA, the Company also has the option but not the obligation to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. During the year ended December 31, 2023 and 2022 , the Company recognized its proportionate share of GABA’s net loss of $3.6 million and $5.9 million, respectively as Losses from investments in equity method investees, net of tax on the consolidated statements of operations.

DemeRx NB, Inc.

In December 2019, the Company jointly formed DemeRx NB, Inc. ("DemeRx NB") with DemeRx Inc. DemeRx Inc. and DemeRx NB entered into a Contribution Agreement whereby DemeRx inc. assigned all of its rights, title, and interests in and to all of its assets relating to DMX-1002, Noribogaine, in exchange for shares of common stock of DemeRx NB. DemeRx NB will use the contributed intellectual property to develop Noribogaine. Noribogaine is an active metabolite of ibogaine designed to have a longer plasma half-life and potentially reduced hallucinogenic effects compared to ibogaine.

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

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”), in exchange for consideration that included, among other items, the transfer of the Company's ownership in DemeRx, NB, Inc. to DemeRx, Inc. In connection with the Stock

Purchase, the Company assessed the fair market value of its DemeRx NB investment and determined that it had been impaired. As a result, the Company recognized a $1.0 million impairment loss in Impairment of other investments, a component of other income, net in the consolidated statements of operations for the year ended December 31, 2023.

Juvenescence Limited

As of December 31, 2022 the Company’s investment in Juvenescence Limited (“Juvenescence”) was in common stock, however, it was not able to exercise significant influence over the operating and financial decisions of Juvenescence. During the year ended December 31, 2023, the Company divested its investment in Juvenescence Limited ("Juvenescence") and recognized a $0.1 million gain on the transaction reflected in Other income (expense), net on the consolidated statements of operations.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

December 31, 2023
GABA
Current assets	$1,720
Non-current assets	—
Total assets	$1,720

Current liabilities	$1,546
Non-current liabilities	—
Total liabilities	$1,546

	December 31, 2022
	COMPASS (1)	GABA
Current assets	$191,651	$3,933
Non-current assets	5,643	—
Total assets	$197,294	$3,933

Current liabilities	$15,596	$1,542
Non-current liabilities	418	—
Total liabilities	$16,014	$1,542

Statements of operations

	Nine Months Ended September 30, 2023	Year Ended December 31, 2023
	COMPASS (1)	GABA
Revenue	$—	$—
Loss from continuing operations	$(98,514)	$(3,593)
Net loss	$85,932	$(3,593)

	Year Ended December 31, 2022
	COMPASS (1)	GABA
Revenue	$—	$—
Loss from continuing operations	$(110,403)	$(5,867)
Net loss	$(91,505)	$(5,867)

(1)
As of August 18, 2023, the Company determined that it no longer had significant influence. At this remeasurement date, the Company qualified for and elected to account for its investment in COMPASS under the fair value option. Summarized financial information is as of and for the nine month period ending September 30, 2023 as this information is not readily available as of August 18, 2023 and the Company has no practical way to estimate otherwise.

6. Notes Receivable

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

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”). The Stock Purchase, a liquidation event, required a repayment of the DemeRx Note. Pursuant to the terms of the DemeRx Note, DemeRx, Inc opted to repay the outstanding balance through the cancellation of its shares of common stock of DemeRx IB.

As of December 31, 2023, and 2022, the DemeRx Note outstanding balance of $0 and $1.1 million, respectively, was recorded in Long term notes receivable - related parties, net on the consolidated balance sheets. For the years ended December 31, 2023, and 2022, the Company did not earn any interest income associated with the DemeRx Note.

IntelGenx Term Loan, as amended

In March 2021, the Company and IntelGenx entered into a loan agreement (the "Original Loan Agreement") under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. In September 2021, the Company entered into an amended and restated loan agreement which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million. The additional $6.0 million loan amount was funded via two separate $3.0 million tranches. The first $3.0 million tranche was funded in January 2022 and the second $3.0 million tranche was funded in January 2023. The loan bears an annualized interest rate of 8% and such interest is accrued daily. The Company recorded this loan at cost in Long term notes receivable - related parties, net on the consolidated balance sheets.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses, as further discussed in Note 2, which resulted in a $0.4 million increase to accumulated deficit and allowance for credit losses related to the IntelGenx loan.

In August 2023, the Company and IntelGenx entered into the first amendment to the amended and restated loan agreement (the "First Amendment") which, among other things, extended the maturity date from January 5, 2024 to January 5, 2025 and granted the Company additional security over any non-licensed intellectual property owned or controlled by IntelGenx. The Company determined that this modification did not have a material impact on the amortized cost basis of the IntelGenx Term Loan (as defined below).

Effective September 30, 2023, the Company and IntelGenx entered into a second amendment to the amended and restated loan agreement (the "Second Amendment", and together with the Original Loan Agreement and the First Amendment, the "IntelGenx Term Loan") which, subject to obtaining certain shareholder approvals, entitles the Company to convert any portion of the outstanding and unpaid principal and accrued interest into common shares of IntelGenx at a conversion price per share of $0.185 (the "Conversion Feature"). There are limits over the conversion of the IntelGenx Term Loan, along with Initial Units, Subsequent Units, and Call Options Units into common shares. Although IntelGenx cash flows may be insufficient to meet expenses relating to its operations, considering the underlying collateral and other settlement terms available, the Company deems it probable that it will collect the full value of the IntelGenx Term Loan.

In November 2023, upon shareholder approval, the Conversion Feature was effective. The Company evaluated this modification subject to accounting guidance in ASU 2022-02, Financial Instruments - Credit Losses and determined the Conversion Feature is considered the addition of a substantive conversion option and the modification is more than minor. Therefore, the Second Amendment should be treated as an extinguishment of the existing loan and the issuance of a new convertible debt instrument. The IntelGenx Term Loan, as amended, meets the definition of a security and will be accounted for under ASC 320. Pursuant to the remeasurement event, the Company is eligible and has elected the fair value option to account for its investment in the IntelGenx Term Loan. The Company believes that the fair value option better reflects the underlying economics of the loan. The Company recorded the new convertible debt instrument at its fair value of $9.2 million in Convertible notes receivable - related party on the consolidated balance sheets. The existing carrying value of the extinguished loan was $9.3 million ($8.5 million of principal and $1.2 million of accrued interest, net of $0.4 million allowance for credit losses). The difference of $0.1 million is recorded as an extinguishment loss and included in Change in fair value of assets and liabilities, net in the consolidated statements of operations. The IntelGenx Term Loan will be subsequently remeasured at each reporting date until settled or converted. The Company will recognize subsequent changes in fair value of the IntelGenx Term Loan in Change in fair value of assets and liabilities, net, a component of other income(expense), net in its consolidated statements of operations.

As of December 31, 2023, the $8.6 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the consolidated balance sheet. As of December 31, 2022, the $6.1 million carrying value ($5.5 million of principal and $0.6 million of accrued interest) of the IntelGenx Term Loan was recorded in Long term notes receivable - related parties on the consolidated balance sheet. For the years ended December 31, 2023 and 2022, the Company recognized $0.6 million and $0.4 million of interest income, respectively, associated with the IntelGenx Term Loan. For the year ended December 31, 2023, the Company recorded $0.3 million in Change of fair value of convertible notes receivable - related party for the reduction in fair value of IntelGenx Term Loan.

IntelGenx Convertible Notes

On August 30, 2023, the Company and IntelGenx entered into the Subscription Agreement (as further described in Note 5), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "Initial Units"), with each convertible debenture unit consisting of (i) $1,000 principal amount convertible promissory notes (the “2023 Initial Notes”); and (ii) 5,405 common share purchase warrants of IntelGenx.

The 2023 Initial Notes are accounted for at fair value under ASC 320 and recorded in Convertible notes receivable - related party in the consolidated balance sheet. The Company applied a calibrated model and determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize unpaid interest and subsequent changes in fair value of the 2023 Initial Notes as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

In November 2023, upon shareholder approval, the Company paid $750,000 for the 2023 Subsequent Units (as further described in Note 5), which included the 2023 Subsequent Notes. The 2023 Subsequent Notes are accounted for at fair value under ASC 320 and recorded in Convertible notes receivable - related party in the consolidated balance sheet. The Company applied a calibrated model and determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize unpaid interest and subsequent changes in fair value of the 2023 Subsequent Notes as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

As of December 31, 2023., the fair value of the 2023 Initial Notes and 2023 Subsequent Notes was $1.8 million and $0.5 million, respectively, and recorded in Convertible notes receivable - related party in the consolidated balance sheets. For the year ended December 31, 2023, the Company recognized $0.3 million and an immaterial amount in Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes and 2023 Subsequent Notes, respectively in its consolidated statements of operations.

IntelGenx 2023 Term Loan Note

In December 2023, the Company and IntelGenx entered into a new term loan agreement under which the Company provided the aggregate principal amount of $500,000 (the “2023 Term Loan Note”). The loan bears an annualized interest rate of 14.0% compounding monthly. Principal and interest outstanding shall be due and payable from proceeds of future IntelGenx fundraising. The outstanding principal and interest on the 2023 Term Loan Note is due and payable on the earlier of December 31, 2024 or the bankruptcy, receivership or insolvency of IntelGenx. As of December 31, 2023, the 2023 Term Loan Note had an outstanding balance of $0.5 million, and the Company recognized an immaterial amount of interest income for the year ended December 31, 2023.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$56	$—	$—	$56
Investment in securities at fair value:
U.S. Treasuries	—	67,119	—	67,119
Corporate Notes/Bonds	—	5,007	—	5,007
U.S. Government Agencies	—	37,097	—	37,097
Other investments held at fair value	83,701	—	6,124	89,825
Convertible notes receivable - related party	—	—	11,202	11,202
	$83,757	$109,223	$17,326	$210,306
Liabilities:
Contingent consideration liability - related parties	$—	$—	$620	$620
Contingent consideration liability	—	—	1,637	1,637
2018 convertible promissory note conversion option	—	—	2,385	2,385
	$—	$—	$4,643	$4,643

	Fair Value Measurements as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Cash & Money market funds	$72,334	$—	$—	$72,334
Investment in securities at fair value:
Commercial Paper	—	5,958	—	5,958
Corporate Notes/Bonds	—	17,719	—	17,719
U.S. Government Agencies	—	58,819	—	58,819
	$72,334	$82,496	$—	$154,830
Liabilities:
Contingent consideration liability - related parties	$—	$—	$953	$953
	$—	$—	$953	$953

Investment in securities at fair value

The Company elected the fair value option for the securities in its investment portfolio. The fair value is based on quoted market prices, when available. When a quoted market price is not readily available, the Company uses the market price from its last sale of similar assets. The cash and cash equivalents held by the Company are categorized as Level 1 investments as quoted market prices are readily available for these investments. All other investments in the investment portfolio are categorized as Level 2 investments as inputs utilized to fair value these securities are either directly or indirectly observable, such as the market price from the last sale of similar assets.

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

For the year-ended December 31, 2023 and 2022, the Company recognized a $5.5 million and $0.3 million gain related to the change in fair value change in its available for sale securities recorded as a Change in fair value of assets and liabilities, net in its consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

As described in Note 5 above, pursuant to the August 2023 financing, the Company determined that it no longer had significant influence and accounted for its COMPASS investment at fair value under ASC 321 with any changes in fair value recorded as a Change in fair value of assets and liabilities, net in its consolidated statements of operations. For the year ended December 31, 2023, the Company recorded $81.9 million of Change in fair value of assets and liabilities, net.

IntelGenx Technologies Corp.

As described in Note 5 and 6 above, the Company's investment in IntelGenx includes Initial Warrants, Additional Unit Warrants, 2023 Initial Warrants, and 2023 Subsequent Warrants, collectively referred to as the “Warrants”, Common Stock and the IntelGenx Term Loan. The Company determined that the Warrants and the Call Option do not meet the definition of a derivative instrument under ASC 815. The Company has classified the Common Stock as Level 2 assets and the Warrants and the Call Option as Level 3 assets in the fair value hierarchy. The Warrants and Call Option are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income(expense), net in the consolidated statements of operations.

The fair value of Common Shares is estimated by applying a discount for lack of marketability (DLOM) of 5.0% as of December 31, 2023 and 2022. The Company estimated a DLOM in connection with the valuation of the Common Shares at initial recognition and as of December 31, 2023 and 2022 to reflect the restrictions associated with the Common Shares. As of December 31, 2023 and 2022, the only restriction that remains is the unregistered nature of the Common Shares. The fair value of Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of December 31, 2023 and 2022.

The Initial Warrants, 2023 Initial Warrants, 2023 Subsequent Warrants and Call Option were recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the Warrants and Call Option, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy.

The fair value of the Initial Warrants, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of December 31, 2023 and 2022. As of December 31, 2023, the fair value of the 2023 Initial Warrants, 2023 Subsequent Warrants and Call Option was $0.7 million, $0.2 million and $5.2 million, respectively, and recorded in Other investments held at fair value in the consolidated balance sheets.

The significant unobservable inputs that are included in the valuation of the Initial Warrants, 2023 Initial Warrants, 2023 Subsequent Warrants and Call Option as of December 31, 2023 and 2022 are (i) estimated market value of the underlying common stock of $0.13, including discount for lack of marketability and (ii) volatility of 100%.

An additional significant unobservable input that is included in the valuation of the Call Option as of December 31, 2023 is discount rate of 45.9% based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk.

The fair value of the Additional Units is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Additional Unit is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the Additional Units is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the Additional Units, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of December 31, 2023 and 2022.

The significant unobservable inputs that are included in the valuation of the Additional Units Warrant as of December 31, 2023 and 2022 are (i) estimated market value of the underlying common stock of $0.13, including discount for lack of marketability and (ii) volatility of 100%.

Convertible notes receivable - related party

The fair value of the 2023 Initial Notes, 2023 Subsequent Notes ,and the IntelGenx Term Loan (collectively "Convertible Notes") at issuance were estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The fair value of the 2023 Initial Notes and the 2023 Subsequent Notes is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the 2023 Initial Notes and the 2023 Subsequent Notes is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the 2023 Initial Notes and the 2023 Subsequent Notes is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of the 2023 Initial Notes and 2023 Subsequent Notes was $1.7 million and $.05 million, respectively, and recorded in Convertible notes receivable - related party in the consolidated balance sheets as of December 31, 2023.

The significant unobservable inputs that are included in the valuation of the 2023 Initial Notes and 2023 Subsequent Notes as of December 31, 2023 are (i) discount rate of 45.9% based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk, (ii) estimated market value of the underlying common stock of $0.13, including discount for lack of marketability and (iii) volatility of 100%.

The fair value of the IntelGenx Term Loan was estimated as the present value of the debt cash-flows plus the fair value of the Conversion Feature. The Conversion Feature fair value was estimated utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the Conversion Feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. As of December 31, 2023, the $8.6 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the consolidated balance sheet.

The significant unobservable inputs that are included in the valuation of the IntelGenx Term Loan as of December 31, 2023 are (i) discount rate of 45.9% based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk, (ii) volatility of 100% and (iii) estimated market value of the underlying common stock of $0.13.

Contingent consideration liability - related parties

The contingent consideration liability - related parties in the table above relates to milestone and royalty payments in connection with the acquisition of Perception Neuroscience Holdings, Inc. (“Perception”), and InnarisBio. The fair value of the contingent consideration liability—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
market-based discount rates,
•
the probability and timing of achieving the specified milestones and royalties as of each valuation date,
•
the probability of executing the license agreement, and
•
the expected first year of revenue.

Perception

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of December 31, 2023 and 2022, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.6 million and $0.6 million as of December 31, 2023 and 2022, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		December 31, 2023	December 31, 2022

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	13.5%	13.1%
	Probability of the milestone	28.0%	10.0% - 21.0%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	13.0% - 14.2%	20.0% - 21.1%
	Discount rate for royalties on milestones	13.0% - 14.2%	12.3% - 13.4%
	Probability of success rate	13.4% - 28.0%	10.1% - 21.0%

InnarisBio

The fair value of the contingent milestone and royalty liabilities for InnarisBio was estimated to be $0.0 million and $0.1 million as of December 31, 2023 and 2022, respectively.

Contingent Consideration Liability

The contingent consideration liability in the table above relates to milestone payments in connection with the acquisition of DemeRx IB, Inc. ("DemeRx"), and TryptageniX. The fair value of the contingent consideration liability was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
market-based discount rates, and
•
the probability and timing of achieving the specified milestones as of each valuation date

DemeRx

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”), in exchange for consideration that included, among other items, earn-out consideration of up to an additional $8.0 million payable to DemeRx, Inc. contingent upon the achievement of certain development milestones directly related to DemeRx’s oral capsule formulation of ibogaine (“DMX-1002”) program. The earn-out consideration was recorded at fair value in contingent consideration as a liability under AC 480 and the fair value is adjusted each quarter and reflected in other income and expense in the statement of operations.

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of December 31, 2023 , used inputs that were unobservable inputs with the most significant being the discount rates clinical milestones and probability of success, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $1.4 million as of December 31, 2023.

The fair value of the DemeRx contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	13.9%
	Probability of the milestone	20% - 25%

TryptageniX

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.2 million as of December 31, 2023 and 2022, respectively. The contingent liability is comprised of research and development milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Convertible Promissory Note

As described in Note 11, in December 2023, a nonrelated party noteholder and the Company entered into a subscription agreement ("2023 Subscription Agreement") which the noteholder exchanged its ATAI Life Sciences AG notes ("Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. ("New NV Notes"). The exchange resulted in the new NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes in the consolidated balance sheet. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. For the year ended December 31, 2023, the Company recognized a loss of $0.7 million as a result of the change in fair value of the New NV notes.

The Conversion Feature fair value was estimated utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the Conversion Feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based upon the historical volatility of daily lognormal returns on atai shares, which is a Level 3 input within the fair value hierarchy.

The significant unobservable input that is included in the valuation of the Conversion Feature as of December 31, 2023 is volatility of 78.6%.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	IntelGenx Convertible Notes Receivable	IntelGenx Investments Held at Fair Value (1)	Contingent Consideration Liability - Related Parties (2)	Contingent Consideration Liability (3)	2018 Convertible Notes Call Option
Balance as of December 31, 2022	$—	$—	$743	$210	$—
Initial fair value of instrument	10,800	5,787	—	1,329	1,668
Change in fair value, including interest	(116)	105	(34)	98	717
Additional contribution	518	232	—	—	—
Extinguishment of liability	—	—	(89)	—	—
Balance as of December 31, 2023	$11,202	$6,124	$620	$1,637	$2,385

(1)
Includes, Initial Warrants, Additional Unit Awards, 2023 Initial Warrants, 2023 Subsequent Warrants, and Call Option Units
(2)
Includes Perception milestone based contingent consideration liability and InnarisBio milestone and royalty based contingent consideration liability
(3)
Includes contingent consideration liability related to DemeRx IB Stock Purchase and contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments

	Contingent Consideration Liability - Related Parties	Warrant Liability
Balance as of December 31, 2021	$2,483	$336
Change in fair value	(1,480)	(336)
Extinguishment of liability	(50)	—
Balance as of December 31, 2022	$953	$—

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid research and development related expenses	$1,822	$4,626
Tax receivables	1,752	5,631
Prepaid insurance	1,410	2,034
Other	846	1,745
Total	$5,830	$14,036

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll	$4,941	$5,260
Accrued accounting, legal, and other professional fees	5,468	3,566
Accrued external research and development expenses	3,031	5,550
Other liabilities	1,101	706
Taxes payable	715	2,224
Total	$15,256	$17,306

10. Leases

Effective January 1, 2022, the Company adoptions ASU 2016-02, Leases (Topic 842), as amended, using the modified transition approach as of the effective date. The adoption resulted in the recognition of a $0.2 million operating lease right-of-use asset, a $0.1 million current operating lease liability, and a $0.1 million long-term operating lease liability on the Company's consolidated balance sheet related to its existing facility operating lease.

The new standard provided a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permitted it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. As a result, the Company has continued to account for existing leases - i.e. leases for which the commencement date is before January 1, 2022 - in accordance with Topic 840 throughout the entire lease term, including periods after the effective date, with the exception that the Company applied the new balance sheet recognition guidance for operating leases and applied Topic 842 for remeasurements and modifications after the Transition Date. The Company also elected the hindsight expedient in determining the lease term and assessing impairment of right-of-use assets when transitioning to ASC 842. As a result, the Company evaluated the lease term for its existing leases as of the transition date, January 1, 2022.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes lease payments made, lease incentives, and initial direct costs incurred, if any.

The Company leases certain office space under long-term operating leases that expire at various dates through 2028. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2023 was 4.2 years. The weighted-average discount rate for the Company’s operating leases as of December 31, 2023 was 12.7%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Right-of-use assets	Operating lease right-of-use asset, net	$1,223	$226
Current lease liabilities	Current portion of lease liability	275	180
Non-current lease liabilities	Non-current portion of lease liability	990	44

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the year ended December 31, 2023 and 2022 (in thousands):

Lease Cost Components	Statement of Operations Classification	December 31, 2023	December 31, 2022
Operating lease cost	Operating expenses: General and administrative	$663	$266
Short-term lease cost	Operating expenses: General and administrative	338	434
Total lease cost		$1,001	$700

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2024	$415
2025	370
2026	370
2027	370
2028	123
Total lease payments	1,648
Less: Imputed interest	(383)
Present value of lease liabilities	$1,265

Supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$440	$267
Right-of-use assets obtained in exchange for new operating lease liabilities	1,377	487

11. Debt

Convertible Promissory Notes

2018 Convertible Promissory Notes—Related Parties

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

Conversion of 2018 Convertible Promissory Notes - Related Parties

In April 2021, the Company undertook a corporate reorganization. Upon the corporate reorganization, ATAI Life Sciences N.V became the sole shareholder of ATAI Life Sciences AG. In connection with the corporate reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares of ATAI Life Sciences AG to ATAI Life Sciences N.V. and received sixteen shares in ATAI Life Sciences N.V. for every one share of ATAI Life Sciences AG. In 2021, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for an aggregate amount of €5.8 million or $6.9. million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

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

In 2023, certain noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V for an immaterial amount.

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

The carrying amounts of the Company’s remaining 2018 Convertible Notes do not approximate fair value because the fair value is driven by the underlying value of the Company’s common stock into which the notes are to be converted. As of December 31, 2023, the carrying amount and fair value amount of the notes was $0.2 million and $1.5 million, respectively. As of December 31, 2022, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.4 million and $13.1 million, respectively.

2018 Convertible Promissory Notes

Exchange of 2020 Convertible Promissory Notes

In November 2023, a nonrelated party noteholder of the October 2020 notes and ATAI Life Sciences AG executed an exchange agreement ("2023 Exchange Agreement") where the noteholder agreed to exchange its 2020 convertible notes issued by ATAI Life Sciences AG ("Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. ("New NV Notes"). The New NV Note are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each New NV Note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity. The New NV Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the New NV Notes may no longer be exercised.

In December 2023, the Company and the same noteholder entered into a subscription agreement ("2023 Subscription Agreement") and exchanged its Old AG Notes into New NV Notes. The Company determined that the note exchange was a modification of the debt. The 2023 Exchange Agreement and 2023 Subscription Agreement resulted in the new NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the 2023 Exchange Agreement modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability in the consolidated balance sheet. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. For the year ended December 31, 2023, the Company recognized a loss of $0.7 million as a result of the change in fair value of the New NV notes.

As of the year ended December 31, 2023, the carrying value of the Convertible promissory note was $2.7 million, which includes the principal amount and the fair value of the conversion option.

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

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive

10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on ATAI NV and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of December 31, 2023, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income, net in the Company’s consolidated statements of operations.

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income, net in the Company’s consolidated statements of operations. During the years ended December 31, 2023 and 2022, respectively, interest expense included $0.4 million and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	December 31, 2023	December 31, 2022
Principal amount	$15,000	$15,000
End of the term charge	1,042	1,042
Less: unamortized issuance discount	(204)	(274)
Less: unamortized issuance costs	(84)	(113)
Less: unamortized end of term charge	(707)	(952)
Net carrying amount	15,047	14,702
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$15,047	$14,702

The fair value of the outstanding Hercules debt obligations was $16.2 million and $14.9 million as of December 31, 2023 and 2022, respectively. The fair value of the Hercules debt obligations represent Level 3 measurements within the fair value hierarchy.

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

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, common stockholders will receive distribution on a pro rata basis. As of December 31, 2023 and 2022, no cash dividends have been declared or paid.

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

The Company has reserved up to 22,658,192 shares of common stock, excluding any shares issued under its Hurdle Share Option Program ("HSOP") described below, for issuance to executive officers, directors, other employees and consultants of the Company pursuant to the 2020 Incentive Plan. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of December 31, 2023, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan discussed below.

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

The Company has reserved up to 55,035,590 shares of common stock, for issuance to executive officers, directors and employees and consultants of the Company pursuant to the 2021 Incentive Plan. In accordance with the evergreen clause in the Company's 2021 Incentive Plan, the number of shares initially available for issuance was increased by 8,033,850 and 8,296,796 shares of common stock effective January 1, 2022 and 2023, respectfully. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of December 31, 2023, 33,866,036 shares were available for future grants under the 2021 Incentive Plan.

Stock Options

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase Common Stock. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2022 to December 31, 2023:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	34,880,603		$5.98	5.71	$10,647
Granted	10,425,028	(1)	1.29	—	—
Exercised	(74,562)		2.44	—	—
Cancelled or forfeited	(6,164,615)		5.77	—	—
Outstanding as of December 31, 2023	39,066,454	(2)	$4.62	5.56	$6,294
Options exercisable as of December 31, 2023	22,314,503		$5.40	3.67	$4,410

(1)
Includes (a) 9,835,328 stock options that will vest over a four-year service period (b) 452,700 stock options that will vest over a one-year service period and (c) 137,000 stock options that will vest over a two-year service period.
(2)
Includes 16,751,951 outstanding unvested stock options; (a) 15,138,297 that will continue to vest over a one to four-year service period, (b) 992,654 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (c) 137,000 stock options that will continue to vest over a two-year service period, (d) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to price of the Company's publicly traded shares, and (e) 384,000 stock options that will vest on the one-year anniversary of the date of grant.

The weighted-average grant-date fair value of options granted during the year months ended December 31, 2023 and 2022 was $1.02 and 3.17.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2023 and 2022, the assumptions used in the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2023	2022
Weighted average expected term in years	6.23	5.89
Weighted average expected stock price volatility	85.7%	71.7%
Risk-free interest rate	3.50% - 4.18%	1.46% - 4.31%
Expected dividend yield	0%	0%

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $27.9 million and $37.1 million, respectively.

As of December 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $34.5 million, which is expected to be recognized over a weighted average period of 1.92 years.

Restricted stock units

The restricted stock units noted below consist of service-based awards vesting over a two-year period, subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The Company reflects restricted stock units as issued and outstanding common stock when vested and the shares have been delivered to the individual.

The following is a summary of restricted stock unit activity from December 31, 2022 to December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	—	$—
Granted	3,251,815	1.18
Vested	—	—
Forfeited	306,880	1.18
Unvested at December 31, 2023	2,944,935	$1.18

For the years ended December 31, 2023, the Company recorded stock-based compensation expense of $1.4 million.

The total fair value of restricted stock units vested during the year ended December 31, 2023 was $0. As of December 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $2.0 million, which is expected to be recognized over a weighted average period of 1.19 years.

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

The Partnership acquired 7,281,376 shares of atai common stock (“HSOP Shares”) pursuant to the HSOP Plan. HSOP Options that are canceled or forfeited without having been fully exercised will be available for future awards. As of December 31, 2023, 257,419 HSOP Options were available for future grants under the HSOP Plan.

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

The HSOP Shares issued under the HSOP Plan to the Partnership are indirectly owned by HSOP Participants (being the holders of HSOP Options) via their interest in the Partnership. However, each HSOP Participant signed a nonrevocable power of attorney ceding virtually all rights and decisions, including their rights as shareholders to the Managing Partner (as defined in the Partnership agreement) of the Partnership. HSOP Participants have a forfeitable right to distributions until the HSOP Options vest, at which time the right becomes nonforfeitable. Accordingly, the HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes. Therefore, the Company accounted for the Nominal Upfront Payment as an in-substance early exercise provision under ASC 718 as the nominal amount is deducted from the exercise price upon exercise. As of December 31, 2023, the $0.5 million Nominal Upfront Payment was recorded as an Other liability on the consolidated balance sheets. The HSOP Options include a provision that requires the HSOP Options holders pay compensation equal to 2% per annum interest on the unpaid exercise price less the €0.06 nominal amount paid upon grant (“Non-recourse Loan”) upon qualifying events (as defined in the Partnership agreement), which occurred on April 23, 2021 currently with the corporate reorganization discussed in Note 1.

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

The following is a summary of stock option activity from December 31, 2022 to December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,921,829	$6.64	13.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of December 31, 2023	6,921,829	$6.64	12.01	$—
Options exercisable as of December 31, 2023	6,754,232	$6.64	12.01	$—

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. As shown above, the Company did not grant any new HSOP options during the year ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $3.1 million and $4.5 million, respectively.

As of December 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $0.1 million which is expected to be recognized over a weighted average period of 0.1 years.

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

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0.5 million and $0.7 million, respectively, in relation to subsidiary EIPs. As of December 31, 2023, there was $0.2 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 0.6 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either Research and development or General and administrative expense on the consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the year ended December 31, 2023, which includes expense related to stock options and restricted stock awards (in thousands):

	Year Ended December 31, 2023
	atai IAP	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$12,262	$—	$426	$12,688
General and administrative	17,203	3,052	39	20,294
Total share based compensation expense	$29,465	$3,052	$465	$32,982

The following table summarizes the total stock-based compensation expense by function for the year ended December 31, 2022, which includes expense related to stock options and restricted stock awards (in thousands):

	Year Ended December 31, 2022
	atai IAP	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$15,797	$—	$527	$16,324
General and administrative	21,333	4,551	167	26,051
Total share based compensation expense	$37,130	$4,551	$694	$42,375

14. Income Taxes

The component of German and overseas income (loss) from continuing operations before income taxes is as follows (in thousands):

	Years Ended December 31,

	2023	2022
Germany	$19,916	$(55,845)
International	(59,201)	(79,337)
Total loss before income taxes and loss from equity method investments	$(39,286)	$(135,182)

The tax provision (benefits) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Current income tax provision:
Germany	$—	$—
International	1,016	1,155
Total current income tax provision:	$1,016	$1,155
Deferred income tax provision:
Germany	$—	$—
International	—	5,074
Total deferred income tax provision:	—	5,074
Total income tax provision:	$1,016	$6,229

The international current tax provision for December 31, 2023 and 2022 is primarily comprised of corporate income taxes incurred in the United States, United Kingdom and Australia.

A reconciliation of the statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Loss before income taxes:
Germany	$19,916	$(55,845)
International	(59,201)	(79,337)
Total loss before income taxes:	(39,286)	(135,182)
German statutory rate	30.18%	30.18%
Expected income tax benefit	(11,856)	(40,791)

US state income taxes, net of US federal tax benefit	$(3,662)	$(6,509)
International tax rate differential	5,188	7,276
Effect of Australian R&D tax credit incentives	582	(338)
Effect of taxes not provided on outside basis differences in investments regarding: fair value adjustments	—	(109)
Effect of consolidation and deconsolidation of subsidiaries	3,250	(1,394)
Effect of share-based compensation expense	975	216
Effect of non-deductible US compensation expense under IRC Section 162(m)	1,368	411
Expenses not deductible for tax purposes	600	(324)
Effect of statutory to US GAAP accounting adjustments	—	98
Return to Provision and deferred tax adjustments	10,188	758
Uncertain Tax Positions	96	—
Change in German and international valuation allowance	(5,713)	46,935
Total income tax expense	$1,016	$6,229
Effective income tax rate:	-2.59%	-4.61%

The Company is headquartered in Berlin, Germany and has subsidiaries in the United States, Australia, the United Kingdom, and Singapore as well as minority investments in Canada, Germany, and the United Kingdom. The Company incurred tax losses in most jurisdictions, however, generated taxable profits in certain United States subsidiaries, United Kingdom, and Australian subsidiaries. The weighted-average combined German corporate income tax rate for the year ended December 31, 2023 and 2022 was 30.18% ((inclusive a corporate income tax rate of 15.00%, solidarity surcharge of 0.83%, and trade tax rate of 14.35%). The weighted-average United States corporate income tax rate for year ended December 31, 2023 and 2022 was 21.00%. The weighted-average Australia corporate income tax rate for the year ended December 31, 2023 and 2022 was 25.00%. In 2023 it was noted that atai Therapeutics Pty Ltd would not qualify for the reduced rate under the base rate entity ("BRE") test as the amount of passive income exceed 90% of total income. This entity was therefore subject to a 30% tax rate. The weighted-average United Kingdom corporate income tax rate for the year ended December 31, 2023 and 2022 was 25.00% and 19.00%, respectively. The Singapore corporate income tax rate for the year ended December 31, 2023 was 17.00%.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.

Significant components of deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
German tax loss carryforward	$49,014	$45,560
International tax loss carryforward	16,270	10,585
Share compensation	35,062	31,078
Capitalized research and experimentation expenses	19,312	11,975
Operating lease right-of-use liability	13	-
Other deductible timing differences	1,127	1,864
Total deferred tax assets, gross	120,798	101,062
Valuation allowance	(89,968)	(95,678)
Total deferred tax assets, net	$30,830	$5,384
Deferred tax liabilities:
Fixed and intangible assets	$(930)	$(908)
Unrealized foreign exchange	(4,904)	(4,472)
Outside basis differences in equity and other investments	(2)	(4)
Investments	(24,982)	—
Operating lease right-of-use asset	(12)	—
Total deferred tax liabilities	(30,830)	(5,384)
Total deferred tax asset	$—	$—

The valuation allowance provided against net deferred tax assets as of December 31, 2023 and 2022 was $90.0 million and $95.7 million, respectively. The valuation allowance recorded at both periods was primarily related to German and international tax loss carryforwards, capitalized research and experimental costs, and stock-based compensation timing differences that, in the judgment of management, are not more-likely-than-not, to be realized. In 2022, a valuation allowance was provided against net deferred tax assets recognized with regard to certain subsidiaries in the United States and United Kingdom where in the judgment of management, are not more-likely-than-not to be realized as a result of a change in tax and finance policies.

As relevant to certain United States subsidiaries, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize certain research and experimental (“R&D”) expenditures under Internal Revenue Code ("IRC") Section 174 for tax years beginning after December 31, 2021 resulting in the capitalization of certain R&D costs within the Company's tax provision in 2023 and 2022. IRC Section 174 costs attributable to R&D performed in the United States and outside of the United States is amortizable over 5 years and 15 years, respectively. The majority of the Company's R&D costs incurred in 2023 were performed outside of the United States and are amortizable over a 15 year period.

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

As of December 31, 2023 and 2022 the Company did not have any significant unremitted earnings in its foreign subsidiaries

The Company’s gross tax loss carryforward for tax return purposes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Germany tax losses	$162,436	$150,991
International tax losses	56,691	41,908
Total	$219,127	$192,899

The Company's tax loss carryforwards have an indefinite carryforward period, however, for tax years 2021 and beyond, in the United States, utilization of certain tax losses may not exceed 80% of United States taxable income in any one year, computed without regard a deduction for tax losses utilized.

The Company's 2020 through 2023 tax returns are currently open to audit. The 2021 tax return for Perception Neuroscience Holdings, Inc. is currently under routine audit by the Internal Revenue Service. The Company is not under examination for any other entity.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. As of December 31, 2023 and 2022, the Company the Company notes the following unrecognized tax benefits.

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$—	$—
Increases—prior year tax positions	—	—
Decreases—prior year tax positions	—	—
Increases—current year tax positions	369	—
Balance at end of period	$369	$—

The balances of unrecognized tax benefits as of December 31, 2023 was $0.4 million, which represent the amounts that, if recognized, impact the effective income tax rate in future periods.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(43,895)	$(157,417)
Net loss attributable to noncontrolling interests	(3,671)	(5,032)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(40,224)	$(152,385)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	158,833,785	155,719,585
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.25)	$(0.98)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of December 31,
	2023	2022
Options to purchase common stock	39,066,454	34,880,604
HSOP options to purchase common stock	6,921,829	6,921,829
2018 convertible promissory notes - related parties	2,367,200	6,201,824
2018 convertible promissory notes	3,818,704	—
Unvested restricted stock units	2,944,935	—
	55,119,122	48,004,257

As of December 31, 2023 and 2022, the remaining 2018 convertible promissory notes - related parties would be issuable upon the exercise of conversion rights of convertible note holders for 147,950 and 387,614 shares of common stock of ATAI Life Sciences AG, respectfully. Upon conversion, it is expected that the remaining 2018 convertible promissory notes - related parties would be exchanged on a one-for-sixteen basis for shares of ATAI Life Sciences N.V. which is reflected in the table above. See the Debt note to the Consolidated Financial Statements.

As of December 31, 2023, the remaining 2018 convertible promissory notes would be issuable upon the exercise of conversion rights of convertible note holders for 3,818,704 shares of common stock of ATAI Life Sciences N.V. See the Debt note to the Consolidated Financial Statements.

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

For the years ended December 31, 2023 and 2022, there were no additional milestones achieved under the Otsuka Agreement. The Company recognized revenues of $0.3 million and $0.2 million related to certain research and development services during the years ended December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2023 and 2022, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the years ended December 31, 2023 and 2022, respectively, the Company made no material payments pursuant to the Allergan License Agreement.

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

In April 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, the Company issued certain anti-dilution common stock to Columbia worth $0.3 million. The Company expensed the cost incurred for acquiring license as acquired in-process research and development expense at inception. Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the $0.4 million cost of such additional share was also expensed as acquired in-process research and development expense during the year ended December 31, 2022.

During the years ended December 31, 2023 and 2022, Kures made no material payments in connection with the Columbia agreement.

Dalriada License Agreement

In December 2021, Invyxis, Inc., or Invyxis, entered into an exclusive services and license agreement (the “Dalriada License Agreement”) with Dalriada Drug Discovery Inc. (“Dalriada”). Under the Dalriada License Agreement, Dalriada is to exclusively collaborate with Invyxis to develop products, services and processes with the specific purpose of generating products consisting of new chemical entities. Invyxis will pay Dalriada up to $12.8 million in service fees for research and support services. In May 2023, the Company executed an amendment to Dalriada License Agreement, which reduced the amount Invyxis will pay Dalriada in service fees to $7.4 million. In addition, Invyxis will pay Dalriada development milestone payments and low single digit royalty payments based on net product sales. The Company has the right, but not the obligation, to settle future royalty payments based on net product sales with the our common shares. Invyxis, our wholly-owned subsidiary, and Dalriada will determine the equity settlement based on a price per share determined by both parties.

In December 2022, the Company executed an amendment to the Dalriada License Agreement, which reduced the upfront deposit from $1.1 million to $0.5 million. As such, the remaining $0.6 million was applied against research and development expense incurred. The Company will expense the remaining deposit as the services are performed as a component of research and development expense in the consolidated statements of operations.

During the year ended December 31, 2023 and 2022, the Company recorded $2.0 million and $2.8 million, respectively as research and development expense. During the years ended December 31, 2023 and 2022, Invyxis made no other service fee payments to Dalriada.

18. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for atai’s common stock of equivalent value. Apeiron is the family office of the Company’s founder who owns 19.7% and 19.7% of the outstanding common stock in the Company as of December 31, 2023 and 2022, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.5% and 6.5% of the outstanding common stock in the Company as of December 31, 2023 and 2022, respectively.

Directed Share Program

In connection with atai's initial public offering, the underwriters reserved 27% of the common shares for sale at the initial offering price to the Company's managing directors, supervisory directors and certain other parties. Apeiron participated in the program and purchased $10.5 million of common stock

Consulting Agreement with Mr. Angermayer

In January 2021, the Company entered into a consulting agreement, (the “Consulting Agreement”), with Mr. Angermayer, one of the Company’s co-founders and supervisory director. Apeiron is the family office and merchant banking business of Mr. Angermayer. Pursuant to the Consulting Agreement, Mr. Angermayer agreed to render services to the Company on business and financing strategies in exchange for 624,000 shares under the 2020 Incentive Plan upon achievement of certain performance targets. In January 2024, this agreement was terminated, as further described in the Subsequent Events footnote below.

As a result of the Consulting Agreement, year ended December 31, 2023 and 2022, the Company recorded $0.7 million and $0.7 million, respectively, of stock-based compensation included in general and administrative expense in its consolidated statements of operations.

For the year ended December 31, 2023 and 2022, the Company recorded $0.6 million and $0.6 million, respectively, of stock-based compensation included in general and administrative expense in its consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

19. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.5 million and $0.5 million of related compensation expense for the years ended December 31, 2023 and 2022.

20. Corporate Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction was incurred primarily during the year ended December 31, 2023, resulting in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of stock-based compensation expense. Of the restructuring expense, for the year ended December 31, 2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the consolidated statement of operations.

As of December 31, 2023, all restructuring liabilities had been paid in full and the Company had $0.0 of restructuring liabilities included in accrued expenses on the Company's consolidated balance sheets.

21. Subsequent Events

Following the events took place subsequent to the year ended December 31, 2023:

The Company entered into a subscription and shareholders’ agreement with Beckley Psytech Limited ("Beckley Psytech") pursuant to which the Company acquired a 35.5% interest in the voting securities of BPL. This is based on a $50m total investment, with a $40m direct investment into Beckley Psytech and an additional $10m in secondary share purchases from existing shareholders. Upon closing, atai received 1:1 warrant coverage at a 30% premium on the primary issuances. atai will also have the right to appoint and hold 3 of the 9 seats in Beckley Psytech’s Board of Directors, and will hold a time-limited right of first refusal on a future sale of the company, asset sales or other transfer of commercial rights, as well as an indefinite right of first negotiation for BPL-003 and ELE-101. As of December 31, 2023, the Company had deposited $25 million with Beckley Psytech's legal counsel, which was paid to Beckley Psytech at closing.

The Company identified redundancies among certain positions, which resulted in a reduction in force of approximately 10% of the Company’s global workforce.

The Company and IntelGenx entered into a third amended and restated loan agreement, pursuant to which, among other things, the Company made a $1.0 million additional term loan following the execution and has agreed to make an additional $1.0 million term loan to be disbursed upon the achievement of a pre-defined milestone.

The Company and Mr. Angermayer entered into the Termination and New Consultancy Agreement (the “2024 Consultancy Agreement"). Pursuant to the 2024 Consultancy Agreement, the parties agreed to terminate the Consultancy Agreement (as defined above) between ATAI AG and Mr. Angermayer dated January 16, 2021 (the “Original Consultancy Agreement”) and enter into a new consultancy agreement between the Company and Mr. Angermayer to, among other things, extend the term of the Original Consultancy Agreement to January 5, 2028, increase the services to include various business objectives (including related to business and finance, communication and investor relations), and provide for the grant of an option to purchase 1,658,094 shares of the Company that vests over four years in part based on continued service and in part based on the Company's total shareholder return compared to the four-year total shareholder return of the companies comprising the XBI.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

We have adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted in the "Investors" section of our website under "Corporate Governance," which is located at https://ir.atai.life. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence. The information contained on our website is not incorporated by reference into this Form 10-K. We granted no waivers under our code of conduct in 2023.

Information About Our Directors and Executive Officers

The following table provides information regarding our executive officers and members of our supervisory board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position at atai	Principal Employment
Florian Brand	37	Co-Founder and Chief Executive Officer	Same
Srinivas Rao, Ph.D.	55	Co-Founder and Chief Scientific Officer	Same

Anne Johnson	55	Chief Financial Officer	Same
Sahil Kirpekar	39	Chief Business Officer	Same
Christian Angermayer	45	Founder and Chairman	Founder of Apeiron Investment Group, an investment company
Michael Auerbach	48	Supervisory Director	Founder of Subversive Capital, a private equity firm
Jason Camm	35	Supervisory Director	Managing Director and Chief Medical Officer at Thiel Capital, an investment company
Sabrina Martucci Johnson	57	Supervisory Director	Founder and Chief Executive Officer of Daré Bioscience, Inc., a biopharmaceutical company
Amir Kalali, M.D.	58	Supervisory Director	Professor of Psychiatry at the University of California San Diego
Andrea Heslin Smiley	56	Supervisory Director	President and Chief Executive Officer of VMS BioMarketing, a biomarketing company

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

1.1	Open Market Sale Agreement, dated as of November 10, 2022, between ATAI Life Sciences N.V. and Jefferies LLC	8-K	001-40493	1.1	11/10/2022

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

4.1	Form of Share Issue Deed	S-1/A	333- 255383	3.4	6/11/2021

4.2	Description of Securities					*

10.1#	Service Agreement, dated June 5, 2019, between the Registrant and Florian Brand, as amended by agreement dated June 10, 2021	S-1/A	333- 255383	10.1	6/11/2021

10.2#	Amended and Restated Employment Agreement, dated June 9, 2021, between ATAI Life Sciences US, Inc. and Srinivas Rao	S-1/A	333- 255383	10.3	6/11/2021

10.3#	Amended and Restated Employment Agreement, dated June 9, 2021, between Rolando Gutiérrez Esteinou and ATAI Life Sciences US, Inc.	S-1/A	333- 255383	10.25	6/11/2021

10.4#	Form of Indemnification Agreement between ATAI Life Sciences N.V. and members of the Supervisory Board or Management	S-1/A	333- 255383	10.4	6/11/2021

10.5#	Employment Agreement, dated November 8, 2022, by and between Stephen Bardin and atai Life Sciences AG	10-Q	001-40493	10.2	11/10/2022

10.6#	Atai Life Sciences N.V. 2021 Incentive Award Plan	S-1/A	333- 255383	10.5	6/11/2021

10.7#	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.17	6/11/2021

10.8#	Form of Restricted Stock Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.18	6/11/2021

10.9#	Form of Restricted Stock Unit Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.19	6/11/2021

10.10#	2020 Employee, Director, and Consultant Equity Incentive Plan	S-1/A	333- 255383	10.20	6/11/2021

10.11#	Form of Stock Option Agreement under 2020 Employee, Director and Consultant Equity Incentive Plan	S-1/A	333- 255383	10.21	6/11/2021

10.12#	Remuneration Policy for the Board of Supervisory Directors of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.23	6/11/2021

10.13#	Remuneration policy for the Board of Managing Directors of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.24	6/11/2021

10.14†	Stock Purchase Agreement, dated as of November 5, 2018, by and between ATAI US 2, Inc. and Jonathan Sporn	S-1	333-255383	10.7	4/20/2021

10.15†	License Agreement, dated as of August 14, 2017, between National University Corporation Chiba University and Perception Neurosciences, Inc., as amended by Amendment No. 1, dated as of August 7, 2018, the Second Amendment, dated as of March 17, 2020, and Amendment No. 3, dated as of March 5, 2021.	S-1	333-255383	10.8	4/20/2021

10.16†	Stock Purchase Agreement, dated as of June 8, 2020, between The Trustees of Columbia University in the City of New York and Kures, Inc.	S-1	333-255383	10.9	4/20/2021

10.17†	Exclusive License Agreement, dated as of June 8, 2020, between the Trustees of Columbia University in the City of New York and Kures, Inc.	S-1	333-255383	10.10	4/20/2021

10.18†	Preferred Stock Purchase Agreement, dated as of August 29, 2019, between GABA Therapeutics, Inc. and ATAI Life Sciences AG, as amended by the Omnibus Amendment, dated as of October 30, 2020	S-1	333-255383	10.11	4/20/2021

10.19†	Series A Preferred Stock Purchase Agreement, dated as of December 27, 2019, among DemeRx IB, Inc., ATAI Life Sciences AG and DemeRx, Inc.	S-1	333-255383	10.13	4/20/2021

10.20†	Series A Preferred Stock Purchase Agreement, dated as of November 6, 2020, between FSV7, Inc. and ATAI Life Sciences AG	S-1/A	333-255383	10.13	5/27/2021

10.21†	Amended and Restated License Agreement, dated as of February 21, 2020, between Allergan Sales, LLC and FSV7, LLC	S-1	333-255383	10.14	4/20/2021

10.22#†	Consultancy Agreement, dated as of January 16, 2021, between ATAI Life Sciences AG and Christian Angermayer	S-1	333-255383	10.15	4/20/2021

10.23†	License and Collaboration Agreement, dated as of March 11, 2021, between Perception Neuroscience, Inc. and Otsuka Pharmaceutical Co., Ltd.	S-1/A	333-255383	10.16	5/27/2021

10.24	Partnership Agreement of ATAI Life Sciences HSOP GbR, dated August 21, 2020	S-1/A	333-255383	10.22	6/11/2021

10.25	Amendment to Preferred Stock Purchase Agreement, dated as of May 15, 2021, by and among ATAI Life Sciences AG, GABA Therapeutics, LLC and GABA Therapeutics, Inc.	S-1/A	333-255383	10.26	6/4/2021

10.26†	Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated August 9, 2022	10-Q	001-40493	10.1	8/15/2022

10.27	First Amendment to Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated March 13, 2022	10-K	001-40493	10.27	3/24/2023

10.28†	Amendment to Series A Preferred Stock Purchase Agreement, dated as of May 25, 2021, by and among ATAI Life Sciences AG and FSV7, Inc.	10-K	001-40493	10.28	3/4/2023

10.29†	Second Amendment to Series A Preferred Stock Purchase Agreement, dated as of September 17, 2021, by and among ATAI Life Sciences AG and Recognify Life Sciences Inc., f/k/a FSV7, Inc.	10-K	001-40493	10.29	3/4/2023

10.30†	Omnibus Amendment to Series A Preferred Stock Purchase Agreement, dated as of October 5, 2022, by and among ATAI Life Sciences AG and Recognify Life Sciences, Inc., f/k/a FSV7, Inc.	10-K	001-40493	10.30	3/4/2023

10.31#	Amended Executive Employment Agreement dated August 25, 2023 between Stephen Bardin and ATAI Life Sciences US, Inc.	8-K	001-40493	10.1	8/31/2023

10.32#	Separation Agreement between Mr. Stephen Bardin and atai Life Sciences N.V., dated February 6, 2024	8-K	001-40493	10.1	2/6/2024

10.33#†	Termination and New Consultancy Agreement, by and among the Company, ATAI AG and Christian Angermayer, dated January 7, 2024	8-K	001-40493	10.1	1/9/2024

10.34†	Second Amendment to the Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated May 26, 2023	8-K	001-40493	10.1	5/31/2023

10.35	Fourth Amendment to Series A Preferred Stock Purchase Agreement by and among atai Life Sciences AG, Recognify Life Sciences, Inc., f/k/a FSV7, Inc., and the Shareholders (as listed on Exhibit A)	10-Q	001-40493	10.2	11/14/2023

10.36†	Amended and Restated Subscription and Shareholders’ Agreement Relating to Beckley Psytech Limited, dated January 3, 2024, by and among the Company, Beckley Psytech Limited, and certain other persons set forth therein	8-K	001-40493	10.1	1/4/2024

10.37†	Share Purchase Deed, dated January 18, 2024, by and among the Company, Beckley Psytech Limited, and certain other persons set forth therein	8-K	001-40493	10.1	1/23/2024

21.1	List of Subsidiaries					*

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

97.1	Policy for Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

ATAI LIFE SCIENCES N.V.

Date: March 28, 2024	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Florian Brand	Chief Executive Officer and Managing Director (Principal Executive Officer)	March 28, 2024
Florian Brand
/s/ Anne Johnson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28 2024
Anne Johnson
/s/ Christian Angermayer	Chairman of the Supervisory Board	March 28, 2024
Christian Angermayer
/s/ Michael Auerbach	Supervisory Director	March 28, 2024
Michael Auerbach
/s/ Jason Camm	Supervisory Director	March 28, 2024
Jason Camm
/s/ Sabrina Martucci Johnson	Supervisory Director	March 28, 2024
Sabrina Martucci Johnson
/s/ Amir Kalali	Supervisory Director	March 28, 2024
Amir Kalali
/s/ Andrea Heslin Smiley	Supervisory Director	March 28, 2024
Andrea Heslin Smiley