Form 10-Q
period 2024-03-31
ATAI Life Sciences N.V.
filed 2024-05-15
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

As of May 8, 2024, the registrant had 167,406,070 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, partnerships and other strategic arrangements; the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; available funding under the Hercules Capital, Inc. loan facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts; our limited operating history may make it difficult for you to evaluate the success of our business and to assess our future viability; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will be successfully developed and/or receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations ; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; as a result of covenants related to our Loan Agreement with Hercules, our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Form 10-K for the year ended December 31, 2024 (the "Form 10-K"), as further updated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$18,867	$45,034
Securities carried at fair value	87,379	109,223
Short term restricted cash for other investments	5,000	—
Committed investment funds	—	25,000
Prepaid expenses and other current assets	5,732	5,830
Short term notes receivable - related party, net	522	505
Total current assets	117,500	185,592
Long term restricted cash for other investments	10,000	—
Property and equipment, net	920	981
Operating lease right-of-use asset, net	1,115	1,223
Other investments held at fair value	90,205	89,825
Other investments	32,807	1,838
Long term notes receivable - related parties, net	98	97
Convertible notes receivable - related party	13,902	11,202
Other assets	2,574	2,720
Total assets	$269,121	$293,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,843	$4,589
Accrued liabilities	10,926	15,256
Current portion of lease liability	244	275
Total current liabilities	15,013	20,120
Contingent consideration liability - related parties	607	620
Contingent consideration liability	1,406	1,637
Noncurrent portion of lease liability	907	990
Convertible promissory notes - related parties	159	164
Convertible promissory notes and derivative liability	4,357	2,666
Long term debt, net	15,140	15,047
Other liabilities	8,275	7,918
Total liabilities	$45,864	$49,162
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, €0.10 par value ($0.11 and $0.12 par value at March 31, 2024 and December 31, 2023, respectively); 750,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 166,274,426 and 166,026,396 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	18,600	18,573
Additional paid-in capital	800,520	794,787
Accumulated other comprehensive loss	(18,925)	(19,460)
Accumulated deficit	(577,651)	(550,938)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	222,544	242,962
Noncontrolling interests	713	1,354
Total stockholders’ equity	223,257	244,316
Total liabilities and stockholders’ equity	$269,121	$293,478

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended March 31,
	2024	2023
License revenue	$—	$37
Operating expenses:
Research and development	11,530	19,281
General and administrative	12,555	13,970
Total operating expenses	24,085	33,251
Loss from operations	(24,085)	(33,214)
Other income (expense), net:
Interest income	307	275
Interest expense	(687)	(622)
Benefit from research and development tax credit	205	—
Change in fair value of assets and liabilities, net	(1,200)	999
Foreign exchange loss, net	(216)	(837)
Other income (expense), net	(5)	243
Total other income (expense), net	(1,596)	58
Loss before income taxes	(25,681)	(33,156)
Benefit from (provision for) income taxes	4	(165)
Losses from investments in equity method investees, net of tax	(1,701)	(1,033)
Net loss	(27,378)	(34,354)
Net loss attributable to noncontrolling interests	(665)	(1,219)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(26,713)	$(33,135)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.17)	$(0.21)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	158,891,067	155,792,490

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2024	2023
Net loss	$(27,378)	$(34,354)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	535	879
Comprehensive loss	$(26,843)	$(33,475)
Net loss attributable to noncontrolling interests	(665)	(1,219)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	24	8
Comprehensive loss attributable to noncontrolling interests	(641)	(1,211)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(26,202)	$(32,264)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2023	166,026,396	$18,573	$794,787	$(19,460)	$(550,938)	$242,962	$1,354	$244,316
Issuance of shares upon restricted stock units vest	248,030	27	(27)	—	—	—	—	—
Stock-based compensation expense	—	—	5,760	—	—	5,760	—	5,760
Foreign currency translation adjustment, net of tax	—	—	—	535	—	535	24	559
Net loss	—	—	—	—	(26,713)	(26,713)	(665)	(27,378)
Balances at March 31, 2024	166,274,426	$18,600	$800,520	$(18,925)	$(577,651)	$222,544	$713	$223,257

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Stock-based compensation expense	—	—	8,662	—	—	—	8,662	—	8,662
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Foreign currency translation adjustment, net of tax	—	—	—	—	879	—	879	8	887
Net loss	—	—	—	—	—	(33,135)	(33,135)	(1,219)	(34,354)
Balances at March 31, 2023	166,010,476	$18,571	$782,926	$—	$(20,823)	$(543,849)	$236,825	$3,815	$240,640

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(27,378)	$(34,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long term assets	83	65
Noncash lease expense	83	102
Amortization of debt discount	98	82
Stock-based compensation expense	5,760	8,662
Noncash change in the fair value of assets and liabilities, net	1,827	(999)
Unrealized foreign exchange loss	194	832
Losses from investments in equity method investees, net of tax	1,701	1,033
Other	72	(194)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14	4,873
Accounts payable	(742)	2,476
Accrued liabilities	(4,286)	(3,689)
Net cash used in operating activities	(22,573)	(21,111)
Cash flows from investing activities
Cash paid for securities carried at fair value	(21,364)	—
Proceeds from sale and maturities of securities carried at fair value	43,841	19,461
Cash paid for investments	(10,000)	—
Cash paid for property and equipment	—	(280)
Cash paid for capitalized internal-use software development costs	(5)	(163)
Cash paid for long term notes receivable - related parties, net	—	(3,000)
Cash paid for convertible notes receivable and warrant - related party	(1,000)	—
Net cash provided by investing activities	11,471	16,018
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	—	206
Net cash provided by financing activities	—	206
Effect of foreign exchange rate changes on cash	(64)	159
Net decrease in cash, cash equivalents and restricted cash	(11,166)	(4,728)
Cash, cash equivalents and restricted cash – beginning of the period	45,034	190,613
Cash, cash equivalents and restricted cash – end of the period	$33,867	$185,885
Supplemental disclosures:
Cash paid for interest	$629	$452
Supplemental disclosures of noncash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$—	$1,356

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

1. Organization and Description of Business

ATAI Life Sciences N.V. (“atai" or the "Company"), headquartered in Berlin, Germany is the parent company of ATAI Life Sciences AG and, along with its subsidiaries, is a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. atai was founded in 2018 as a response to the significant unmet need and lack of innovation in the mental health treatment landscape and is dedicated to efficiently developing innovative therapeutics to treat depression, anxiety, addiction, and other mental health disorders. By pooling resources and best practices, atai aims to responsibly accelerate the development of new medicines to achieve clinically meaningful and sustained behavioral change in mental health patients.

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

The Company operates and manages the business as one reportable segment, which is the business of identifying and advancing mental health innovations. The Company has determined that its chief executive officer is the chief operating decision maker (“CODM”). The CODM reviews consolidated operating expenses to make decisions about allocating resources or capital to specific compounds or projects in line with overall Company’s strategies and goals. The Company operates in two geographic regions primarily in the United States and Germany.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2024, the Company had cash and cash equivalents of $18.9 million, restricted cash of $15.0 million, and short-term securities of $87.4 million and its accumulated deficit was $577.7 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of March 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

2. Basis of Presentation, Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and follow the requirements of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Reclassifications

Certain reclassifications were made to prior period amounts in the condensed unaudited consolidated financial statements and accompanying notes to conform with current year presentation in order to consolidate and simplify the disclosures of changes in assets and liabilities held at fair value.

Consolidation

The Company's unaudited condensed consolidated financial statements include the accounts of atai and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

The Company's policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, entities that meet the definition of a variable interest entity (“VIE”) for which atai is the primary beneficiary are consolidated. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in the Company's unaudited condensed consolidated statements of operations.

Ownership interests in entities over which the Company has significant influence, but not a controlling financial interest, are accounted for under either the alternative measurement under ASC 321 or as an equity method investment. Investments eligible for the measurement alternative under ASC 321 are carried at its initial cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investment of the same issuer. For equity method investments where the Company has not elected the fair value option, it records gains (losses) from investments in equity method investees, net of tax, for its proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If the Company makes subsequent additional investments in that same company, it may record additional gains (losses) based on changes to its investment basis and also may record additional income (loss) in equity method investments. If the Company has elected the fair value option for an equity investment, the fair value of the investment will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

Significant Accounting Policies

During the three months ended March 31, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 except as described below.

Restricted Cash

The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash assets as of March 31, 2024 are for the sole purpose of purchasing additional Series C Shares in Beckley Psytech Limited. See Note 5 for further information.

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

3. Dispositions

2023 Dispositions

Psyber, Inc.

In October 2023, the Company entered into a Framework Agreement with the founders of Psyber, Inc. ("Psyber Founders") through which the Company transferred its equity interest in Psyber, Inc. ("Psyber") to the Founders in exchange for certain intellectual property.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of March 31, 2024	Relationship as of December 31, 2023	Date Control Obtained	Ownership % March 31, 2024	Ownership % December 31, 2023
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	64.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Controlled VIE	Controlled VIE	February 2021	75.0%	75.0%

As of March 31, 2024 and December 31, 2023, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of March 31, 2024 (in thousands):

	Perception	Kures	Recognify	PsyProtix
Assets:
Current assets:
Cash	$52	$159	$930	$34
Prepaid expenses and other current assets	239	—	429	—
Total current assets	291	159	1,359	34
Long term notes receivable	—	—	—	98
Total assets	$291	$159	$1,359	$132
Liabilities:
Current liabilities:
Accounts payable	$318	$364	$351	$2
Accrued liabilities	678	145	724	33
Other current liabilities	121	133	2	—
Total current liabilities	1,117	642	1,077	35
Total liabilities	$1,117	$642	$1,077	$35

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all consolidated VIEs as of December 31, 2023 (in thousands):

	Perception	Kures	Recognify	PsyProtix
Assets:
Current assets:
Cash	$97	$257	$4,356	$35
Accounts receivable	84	—	—	—
Prepaid expenses and other current assets	257	—	450	—
Total current assets	438	257	4,806	35
Long term notes receivable	—	—	—	97
Other assets	—	—	—	—
Total assets	$438	$257	$4,806	$132
Liabilities:
Current liabilities:
Accounts payable	$31	$329	$1,926	$—
Accrued liabilities	718	84	609	26
Other current liabilities	12	—	1	—
Total current liabilities	761	413	2,536	26
Total liabilities	$761	$413	$2,536	$26

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2023	$428	$369	$557	$1,354
Net loss attributable to noncontrolling interests - preferred	(100)	(25)	(539)	(665)
Comprehensive income attributable to noncontrolling interests	17	7	—	24
Balance as of March 31, 2024	$345	$350	$18	$713

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Net loss attributable to noncontrolling interests - preferred	(700)	(93)	(426)	(1,219)
Comprehensive loss attributable to noncontrolling interests	6	2	—	8
Balance as of March 31, 2023	$1,037	$360	$2,418	$3,815

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), IntelGenx and Beckley Psytech Limited (collectively “non-consolidated VIEs”) and determined that the investments are VIEs as of the date of the Company’s initial investment through March 31, 2024.The Company is not the primary beneficiary of the non-consolidated VIEs as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of the non-consolidated VIEs that would require consolidation as of March 31, 2024 and December 31, 2023.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of March 31, 2024, the Company’s maximum exposure for its non-consolidated VIEs was $8.0 million relating to the carrying values in Other investments, $0.1 million relating to the carrying value in Long term notes receivable – related party, $13.9 relating to Convertible notes receivable - related party, net, and $15.0 million of cash restricted to purchasing additional Series C Shares in Beckley Psytech Limited in the unaudited condensed consolidated balance sheets.

As of December 31, 2023, the Company’s maximum exposure for its non-consolidated VIEs was $6.1 million relating to the carrying values in its Other investments, $0.1 million relating to the carrying value in Long term notes receivable – related party, and $11.2 relating to Convertible notes receivable - related party, net in the unaudited condensed consolidated balance sheets.

5. Investments

Other investments held at fair value

COMPASS Pathways plc

COMPASS Pathways plc (“COMPASS”) is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018 with additional investments through 2021, and accounted for its investment under the equity method until August 2023. In August 2023, COMPASS closed its most recent financing round, in which the Company did not participate, and the Company's ownership interest in COMPASS was reduced to 15.4%.

Following the August 2023 financing, the Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence and as such will account for its COMPASS investment under ASC 321 at fair value. Any changes in fair value of the Company's investment in COMPASS will be recorded as a Change in fair value of assets and liabilities, net in its consolidated statements of operations.

Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $79.6 million and $83.7 million as of March 31, 2024 and December 31, 2023, respectfully. The Company has recorded the change in fair value of other investments held at fair value in its unaudited condensed consolidated statements of operations of $4.1 million for the three months ended March 31, 2024.

IntelGenx Technologies Corp.

IntelGenx is a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market. In March 2021, IntelGenx and the Company entered into the Strategic Development Agreement and Purchaser Rights Agreement (“PPA”).

Securities Purchase Agreement

In May 2021, IntelGenx and the Company executed a Securities Purchase Agreement (the “IntelGenx SPA”) after obtaining IntelGenx shareholder approval, whereby IntelGenx issued shares of its common stock (the "Common Shares") and warrants to the Company at a price of approximately $12.3 million. Each warrant (the “Initial Warrants”) entitles the Company to purchase one share at a price of $0.35 per share for a period of three years from the closing of the initial investment in March 2021. Pursuant to the IntelGenx SPA, the Company has the right to purchase (in cash, or in certain circumstances, the Company’s equity) additional units for a period of three years from the closing of the initial investment (the “Additional Unit Warrants”). As of the March 15, 2024 expiration date, the Company had not exercised any of the Initial Warrants or the Additional Unit Warrants, which had a carrying value of zero, resulting in no impact to the unaudited condensed consolidated balance sheet or unaudited condensed consolidated statement of operations.

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

The Company qualified for and elected to account for its investment in the IntelGenx common stock under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx common stock investment. The Initial Warrants and the Additional Unit Warrants were accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value of its $12.3 million investment was equal to the transaction price and recorded the Common Shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the Common Shares, Initial Warrants (until exercise or expiration) and Additional Unit Warrants (until exercise or expiration) as a Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recognized a zero mark-to-market (“MTM”) gain/loss for the Common Shares in the unaudited condensed consolidated statements of operations. The carrying value of the Common Shares remained zero as of March 31, 2024 and December 31, 2023, respectively. The carrying value of the Initial Warrants and the Additional Unit Warrants as of December 31, 2023 was zero and the Company recognized a zero mark-to-market (“MTM”) gain/loss in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

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

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The convertible promissory notes are accounted for at fair value under ASC 320 and recorded in Convertible notes receivable - related party in the unaudited condensed consolidated balance sheet, as described further in Note 6. The warrants and call option are accounted for pursuant to the fair value option election and recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheet.

For the 2023 Initial Units, the Company determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the 2023 Initial Notes (see Note 6) and 2023 Initial Warrants as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the fair value of the 2023 Initial Warrants was $1.0 million and $0.7 million, respectfully. For the three months ended March 31, 2024, the Company recognized $0.3 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Warrants in its unaudited condensed consolidated statements of operations.

In November 2023, upon shareholder approval, the Company paid $750,000 for the 2023 Subsequent Units. The Company determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the 2023 Subsequent Notes (see Note 6) and 2023 Subsequent Warrants as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the fair value of the 2023 Subsequent Warrants was $0.3 million and $0.2 million, Respectfully. For the three months ended March 31, 2024, the Company recognized $0.1 million in Change in fair value of assets and liabilities, net relating to the 2023 Subsequent Warrants in its condensed consolidated statements of operations.

In November 2023, upon shareholder approval, the Call Option had an estimated fair value of $5.1 million and is recorded in Other investments held at fair value in the consolidated balance sheet. The Call Option is additional value conveyed to the Company relating to its investment in and Strategic Development Agreement with IntelGenx. Accordingly, the Company has also recorded a $5.1 million deferred credit, included in Other liabilities in the consolidated balance sheet. As appropriate, the Company will account for the deferred credit as a reduction of research and development expense in its consolidated statements of operation until the credit is exhausted or the Company is no longer receiving goods or services from IntelGenx. As of March 31, 2024 and December 31, 2023, the fair value of the Call Option was $6.2 million and $5.2 million, respectfully. For the three months ended March 31, 2024, the Company recognized $1.0 million in Change in fair value of assets and liabilities, net relating to the Call Option in its unaudited condensed consolidated statements of operations.

Strategic Development Agreement

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three months ended March 31, 2024 and 2023, research and development expense relating to the Strategic Development Agreement were $0.1 million and $0.1 million, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement.

Other investments

The Company has accounted for its other investments that do not have a readily determinable fair value under the measurement alternative. Under the measurement alternative, the Company measured its other investments at cost, less any impairment, plus or minus, if any, observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The Company’s investments in the preferred stock of Innoplexus, GABA and Beckley Psytech Limited are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock.

During the three months ended March 31, 2024 and 2023, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2024 and 2023 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

During the three months ended March 31, 2024 and 2023 there were no observable changes in price recorded related to the Company’s Other investments.

As of March 31, 2024 and December 31, 2023, the carrying values of other investments, which consisted of investments in the investee’s preferred stock not in the scope of ASC 323 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Beckley Psytech Limited	$32,355	$—
GABA Therapeutics, Inc.	452	1,838
Innoplexus AG	—	—
Total	$32,807	$1,838

Beckley Psytech Limited

Beckley Psytech Limited ("Beckley Psytech") is a clinical stage biotechnology company dedicated to improving the lives of people suffering from neuropsychiatric disorders by transforming psychedelics into effective and rapid-acting clinical medicines. Its most advanced programs are focused on the development of psychedelic-based medicines to treat people with treatment resistant depression and major depressive disorder.

Subscription and shareholders' agreement

On January 3, 2024, the Company entered into a subscription and shareholders' agreement with Beckley Psytech and certain other shareholders as identified in the agreement ("the SSA"). Pursuant to the terms of the SSA, the Company (a) has the right to acquire 24,096,385 newly issued series C preferred shares, par value £0.0001 per share, of Beckley Psytech (the “Series C Shares”) for a total purchase price of $40 million (the “Primary Investment”); and (b) undertakes to enter into a Share Purchase Deed (the “Secondary Sale SPA”) within 10 business days, pursuant to which the Company will acquire a total of 11,153,246 shares of Beckley Psytech from certain existing shareholders of Beckley Psytech (the “Secondary Sale” and together with the Primary Investment, the “Investment”), all of which will be re-designated into Series C Shares immediately prior to completion of the Secondary Sale, for a total purchase price of $10 million.

In connect with the SSA, the Company acquired, pursuant to an equity warrant instrument between the Company and Beckley Psytech, 24,096,385 warrants to purchase an amount of Series C shares equal to the lesser of (i) 24,096,385 Series C Shares; or (ii) such number of Series C Shares (rounded up to the nearest whole number) as immediately after their issuance would, together with all shares held by the Company in the issued share capital of Beckley Psytech, equal less than 50% of Beckley Psytech’s fully diluted share capital, and each such warrant is exercisable at an exercise price of $2.158 per share ("Series C Warrants").

Also under the SSA, the Company will have the right to receive additional warrants to purchase Series C Shares in the event Beckley Psytech issues equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech, each such warrant is exercisable at an exercise price of $1.66 per share. Each of the warrants described above is exercisable upon delivery of a written notice to Beckley Psytech ("Additional Warrants").

Initial Subscription

On January 3, 2024, the Company made an initial payment of $25 million for 15,060,241 Series C Shares at a subscription share price of $1.66 (“Initial Shares”) and delivered the executed deferred payment escrow agreement ("Escrow Agreement") to Beckley Psytech which was the condition for the closing or completion of the transaction (“Initial Subscription”).

Secondary Sale

On January 18, 2024, the Company and Beckley Psytech entered into the Secondary Sale SPA pursuant to which the Company agreed to purchase 11,153,246, £0.0001 par value, re-designated Series C shares (the “Secondary Sale Shares”) at a price of $0.8966 from the existing shareholders for an aggregate consideration of $10 million. On January 18, 2024, the Secondary Sale Shares were acquired by the Company.

The Company paid a total of $35 million upon closing of the Initial Subscription and Secondary Shares Sale.

The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the $1.5 million fair value in Other investments held at fair value in the unaudited condensed consolidated balance sheet, with subsequent changes in fair value being reflected through the unaudited condensed consolidated statement of operations in the Change in fair value of assets and liabilities. The Additional Warrants had a fair value of $2.6 million as of March 31, 2024, and there was no change in fair value for the three months ended March 31, 2024.

The Company qualified for and elected to account for the remaining investment acquired per the SSA using the measurement alternative under ASC 321, and is included in Other Investments in the unaudited condensed consolidated balance sheet. The Company applied a calibrated model for the remaining $32.4 million investment, to account for the Initial Shares, option to purchase the Deferred Shares, Secondary Shares, and Series C Warrants, on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations.

Deferred Shares

On January 5, 2024, subject to the terms of the Escrow Agreement, the Company deposited $15.0 million into an escrow account. Prior to April 1, 2025, Beckley Psytech may, at its sole discretion, draw down up to $5.0 million from the escrow account, with the balance to be paid to Beckley Psytech at April 1, 2025. Beckley shall credit as fully-paid such corresponding number of Series C Shares as corresponds with the value of such draw-down. The total number of deferred payment shares ("Deferred Shares") is 9,036,144 with a share price of $1.66.

As of March 31, 2024, Beckley Psytech has not made any draws against the escrow account. The Company reflects the $5.0 million Beckley Psytech may draw down at its sole discretion and the remaining $10.0 million held in escrow in Short term restricted cash for other investments and Long term restricted cash for other investments, respectively, within the unaudited condensed consolidated balance sheets as of March 31, 2024.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of March 31, 2024.

The Company's ownership of GABA common stock was 7.2% and 3.6% as of March 31, 2024 and December 31, 2023, respectively.

Preferred Stock Investment

The Company’s investment in GABA’s preferred stock did not meet the criteria for in-substance common stock. As such, the investment in GABA’s preferred stock is accounted for under the measurement alternative under ASC 321.

In August 2019, GABA and the Company entered into the Preferred Stock Purchase Agreement (the “GABA PSPA”), whereby GABA issued shares of its Series A preferred stock to the Company at a price of approximately $5.5 million. At closing, the Company had an overall ownership interest of over 20% in GABA and a noncontrolling representation on the board.

Pursuant to the GABA PSPA, the Company was obligated to purchase additional shares of Series A preferred stock for up to $10.0 million with the same price per share as its initial investment, upon the achievement of specified contingent clinical development milestones, which were purchased in April and May 2021.

The completion of the Series A Preferred stock purchase in May 2021 was deemed to be a reconsideration event at which point GABA was no longer deemed a VIE as GABA now had sufficient equity at risk to finance its activities through the initial development period without additional subordinated financial support. Entities that do not qualify as a VIE are assessed for consolidation under the voting interest model (“VOE model”). Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. While the Company holds greater than 50% of the outstanding equity interest of GABA, the Company does not have the power to control the entity. Concurrent with the exercise of the option, the Company executed a side letter with the other equity holders of GABA agreeing to forego the rights to additional seats on the board of directors, resulting in the Company lacking the ability to control the investee. The Company concluded that it does not have a controlling financial interest that would require consolidation under the VOE model and accounted for the investments in GABA preferred stock under the measurement alternative per ASC 321.

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

As of March 31, 2024 the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones. In accordance with the Amended GABA PSPA, the Company also has the option but not the obligation to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment. As of March 31, 2024 and December 31, 2023, the investment in GABA’s preferred stock was recorded in Other Investments on the unaudited condensed consolidated balance sheets.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. During the three months ended March 31, 2024 and 2023, the Company recognized its proportionate share of GABA’s net loss of $1.7 million and $1.0 million as losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018.

As of December 31, 2020, the Company owned 35.0% of the common stock issued by Innoplexus. The Company had significant influence over Innoplexus through its noncontrolling representation on the investee’s supervisory board. Accordingly, the Company’s investment in Innoplexus’ common stock was accounted for in accordance with the equity method. The Company’s investment in Innoplexus’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Innoplexus’ preferred stock was accounted for under the measurement alternative under ASC 321 as discussed below.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.3 million and $2.4 million as of March 31, 2024 and December 31, 2023, which is included in Other liabilities in the Company’s condensed consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative under ASC 321.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of March 31, 2024.

The carrying value of the Company’s investment in Innoplexus was zero as of March 31, 2024 and December 31, 2023.

The Company's ownership of Innoplexus common stock was 35.0% as of March 31, 2024 and December 31, 2023.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	March 31, 2024	December 31, 2023
	GABA	GABA
Current assets	$975	$1,720
Total assets	$975	$1,720

Current liabilities	$1,398	$1,546
Total liabilities	$1,398	$1,546

Statements of operations

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	GABA	GABA
Loss from continuing operations	$(1,701)	$(1,033)
Net loss	$(1,701)	$(1,033)

6. Notes Receivable

IntelGenx Term Loan, as amended

In March 2021, the Company and IntelGenx entered into a loan agreement (the "Original Loan Agreement") under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. In September 2021, the Company entered into an amended and restated loan agreement which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million, collectively the "Initial Tranches". The additional $6.0 million loan amount was funded via two separate $3.0 million tranches. The first $3.0 million tranche was funded in January 2022 and the second $3.0 million tranche was funded in January 2023. The loan bears an annualized interest rate of 8% and such interest is accrued daily. The Company recorded this loan at cost in Long term notes receivable - related parties, net on the consolidated balance sheets.

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

Effective September 2023, the Company and IntelGenx entered into a second amendment to the amended and restated loan agreement (the "Second Amendment", and together with the Original Loan Agreement and the First Amendment, the "IntelGenx Term Loan") which, subject to obtaining certain shareholder approvals, entitles the Company to convert any portion of the outstanding and unpaid principal and accrued interest into common shares of IntelGenx at a conversion price per share of $0.185 (the "Conversion Feature"). There are limits over the conversion of the IntelGenx Term Loan, along with Initial Units, Subsequent Units, and Call Options Units into common shares. Although IntelGenx cash flows may be insufficient to meet expenses relating to its operations, considering the underlying collateral and other settlement terms available, the Company deems it probable that it will collect the full value of the IntelGenx Term Loan.

In November 2023, upon shareholder approval, the Conversion Feature was effective. The Company evaluated this modification subject to accounting guidance in ASU 2022-02, Financial Instruments - Credit Losses and determined the Conversion Feature was considered the addition of a substantive conversion option and the modification is more than minor. Therefore, the Second Amendment was treated as an extinguishment of the existing loan and the issuance of a new convertible debt instrument. The IntelGenx Term Loan, as amended, meets the definition of a security and was accounted for under ASC 320. Pursuant to the remeasurement event, the Company was eligible and has elected the fair value option to account for its investment in the IntelGenx Term Loan. The Company believes that the fair value option better reflects the underlying economics of the loan. The Company recorded the new convertible debt instrument at its fair value of $9.2 million in Convertible notes receivable - related party on the consolidated balance sheets. The existing carrying value of the extinguished loan was $9.3 million ($8.5 million of principal and $1.2 million of accrued interest, net of $0.4 million allowance for credit losses). The difference of $0.1 million was recorded as an extinguishment loss and included in Change in fair value of convertible notes receivable - related party in the consolidated statements of operations. The IntelGenx Term Loan will be subsequently remeasured at each reporting date until settled or converted. The Company will recognize subsequent changes in fair value, including interest earned of the IntelGenx Term Loan in Change in fair value of assets and liabilities, net, a component of other income (expense), net in its consolidated statements of operations.

In March 2024, the Company and IntelGenx entered into a third amendment to the amended and restated loan agreement (the "Third Amendment", and together with the Original Loan Agreement, the First Amendment, and the Second Amendment, the "IntelGenx Term Loan") pursuant to which the Company immediately provided an additional $1 million term loan ("Tranche 1 Additional Term Loan"), and would provide an additional $1 million term loan ("Tranche 2 Additional Term Loan") contingent upon certain of the Company's clinical milestones. The IntelGenx Term Loan, as amended includes a conversion feature that allows for:

a)
any portion of the outstanding and unpaid principal under the Initial Tranches and/or the Tranche 1 Additional Term Loan into conversion shares (the “Conversion Shares”) at a conversion price per share of $0.185 (the “Initial Conversion Price”);
b)
any accrued interest under the Initial Tranches into Conversion Shares at the Initial Conversion Price;
c)
any portion of the outstanding and unpaid principal under the Tranche 2 Additional Term Loan into Conversion Shares at a conversion price per share equal to the greater of: (1) the Initial Conversion Price; and (2) the 5-day volume-weighted average price (the “5-day VWAP”) of the Shares, less the maximum permitted discount under the applicable rules of the Stock

Exchange, ending on the date immediately prior to the advancement of the Tranche 2 Additional Term Loan (the “Tranche 2 Conversion Price”); and
d)
any accrued interest under the Tranche 1 Additional Term Loan into Conversion Shares at the 5-day VWAP of the shares, less the maximum permitted discount under the applicable rules of the Stock Exchange, ending on the day that is the second business day before the day the Interest become due and payable (the “Interest Conversion Price” and, together with the Initial Conversion Price and the Tranche 2 Conversion Price, the “Conversion Price”), subject to Stock Exchange approval.

In connection with the Third Amendment, the Company received warrants to purchase up to 4 million shares of IntelGenx common stock at an exercise price of $0.17, subject to certain adjustments and beneficial ownership limitations ("2024 Warrants").

As a result of the Third Amendment, the Company recorded the Tranche 1 Additional Term Loan at fair value of $1.0 million in Convertible notes receivable – related party on the consolidated balance sheet and the 2024 Warrants at fair value of $0.4 million in Other investments held at fair value in the consolidated balance sheet, with a corresponding deferred vendor credit included in Other liabilities in the consolidated balance sheet.

As of March 31, 2024 and December 31, 2023, the $11.2 million and $8.6 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the consolidated balance sheet. For the three months ended March 31, 2024 and 2023, the Company recognized zero and $0.2 million of interest income, respectively, associated with the IntelGenx Term Loan. For the three months ended March 31, 2024 and 2023, the Company recorded $1.4 million and zero, respectively, in Change in fair value of assets and liabilities, net for the change in fair value of IntelGenx Term Loan.

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

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The 2023 Initial Notes are accounted for at fair value under ASC 320 and recorded in Convertible notes receivable - related party in the consolidated balance sheet. The Company determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize unpaid interest and subsequent changes in fair value of the 2023 Initial Notes as Change in fair value convertible notes receivable - related party, a component of other income (expense), net in the consolidated statements of operations.

In November 2023, upon shareholder approval, the Company paid $750,000 for the subscription of the 2023 Subsequent Units. The Company qualified for and elected to account for its investment in the convertible debenture units under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units. The 2023 Subsequent Notes are accounted for at fair value under ASC 320 and recorded in Convertible notes receivable - related party in the consolidated balance sheet. The Company determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize unpaid interest and subsequent changes in fair value of the 2023 Subsequent Notes as Change in fair value convertible notes receivable - related party, a component of other income (expense), net in the consolidated statements of operations

As of March 31, 2024, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes were $2.0 million and $0.7 million, respectively, and recorded in Convertible notes receivable - related party in the consolidated balance sheets. As of December 31, 2023, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes were $1.8 million and $0.5 million, respectively, and recorded in Convertible notes receivable – related party in the unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2024, the Company recognized $0.2 million and $0.2 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes and 2023 Subsequent Notes, respectively in its unaudited condensed consolidated statements of operations.

IntelGenx 2023 Term Loan Note

In December 2023, the Company and IntelGenx entered into a new term loan agreement under which the Company provided the aggregate principal amount of $500,000 (the “2023 Term Loan Note”). The loan bears an annualized interest rate of 14.0% compounding monthly. Principal and interest outstanding shall be due and payable from proceeds of future IntelGenx fundraising. The outstanding principal and interest on the 2023 Term Loan Note is due and payable on the earlier of December 31, 2024 or the bankruptcy, receivership or insolvency of IntelGenx. As of March 31, 2024 and December 31, 2023, the 2023 Term Loan Note had an outstanding balance of $0.5 million, and the Company recognized an immaterial amount of interest income for the three months ended March 31, 2024.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,036	$—	$—	$5,036
Investment in securities at fair value:
U.S. treasuries	—	60,286	—	60,286
Corporate notes/bonds	—	5,080	—	5,080
U.S. government agencies	—	22,013	—	22,013
Other investments held at fair value	79,587	—	10,618	90,205
Convertible notes receivable - related party	—	—	13,902	13,902
	$84,623	$87,379	$24,520	$196,522
Liabilities:
Contingent consideration liability - related parties	$—	$—	$607	$607
Contingent consideration liability	—	—	1,406	1,406
2018 convertible promissory note conversion option	—	—	4,119	4,119
	$—	$—	$6,132	$6,132

	Fair Value Measurements as of
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56	$—	$—	$56
Investment in securities at fair value:
U.S. treasuries	—	67,119	—	67,119
Corporate notes/bonds	—	5,007	—	5,007
U.S. government agencies	—	37,097	—	37,097
Other investments held at fair value	83,701	—	6,124	89,825
Convertible notes receivable - related party	—	—	11,202	11,202
	$83,757	$109,223	$17,326	$210,306
Liabilities:
Contingent consideration liability - related parties	$—	$—	$620	$620
Contingent consideration liability	—	—	1,637	1,637
2018 convertible promissory note conversion option	—	—	2,385	2,385
	$—	$—	$4,643	$4,643

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

The unrealized gains and losses on the available-for-sale securities, represented by change in the fair value of the investment portfolio, is reported in other income (expense), net in the unaudited condensed consolidated statements of operations. Since the investment in the available-for-sale securities are already measured at fair value, no separate credit losses would be recorded in the unaudited condensed consolidated financial statements.

For three months ended March 31, 2024 and 2023, the Company recognized a $1.3 million and $1.0 million gain related to the change in fair value in its available for sale securities recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

As described in Note 5 above, pursuant to the August 2023 financing, the Company determined that it no longer had significant influence and accounted for its COMPASS investment at fair value under ASC 321 with any changes in fair value recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the three months ended March 31, 2024, the Company recorded $4.1 million of Change in fair value of assets and liabilities, net.

IntelGenx

As described in Note 5 and 6 above, the Company's investment in IntelGenx includes Common Shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, collectively referred to as the “Warrants”, Call Option, and the IntelGenx Term Loan. The Company determined that the Warrants and the Call Option do not meet the definition of a derivative instrument under ASC 815. The Company has classified the Common Stock as Level 2 assets and the Warrants and the Call Option as Level 3 assets in the fair value hierarchy. The Warrants and Call Option are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

The fair value of Common Shares is estimated by applying a discount for lack of marketability (DLOM) of 5.0% as of March 31, 2024 and December 31, 2023. The Company estimated a DLOM in connection with the valuation of the Common Shares at initial recognition and as of March 31, 2024 and December 31, 2023 to reflect the restrictions associated with the Common Shares. As of March 31, 2024 and

December 31, 2023, the only restriction that remains is the unregistered nature of the Common Shares. The fair value of Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of March 31, 2024 and December 31, 2023.

The 2023 Initial Warrants, 2023 Subsequent Warrants, 2024 Warrants, and Call Option were recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the Warrants and Call Option, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy.

As of March 31, 2024, the fair value of the 2023 Initial Warrants, 2023 Subsequent Warrants, 2024 Warrants and Call Option was $1.0 million, $0.3 million $0.4 million, and $6.2 million, respectively, and recorded in Other investments held at fair value in the consolidated balance sheets. As of December 31, 2023, the fair value of the 2023 Initial Warrants, 2023 Subsequent Warrants and Call Option was $0.7 million, $0.2 million and $5.2 million, respectively, and recorded in Other investments held at fair value in the consolidated balance sheets.

The significant unobservable inputs that are included in the valuation of the 2023 Initial Warrants, 2023 Subsequent Warrants, 2024 Warrants and Call Option as of March 31, 2024 and December 31, 2023 are (i) estimated market value of the underlying common stock of $0.17 and $0.13 respectfully, including discount for lack of marketability of 5% and (ii) volatility of 100% for each period.

An additional significant unobservable input that is included in the valuation of the Call Option as of March 31, 2024 and December 31, 2023 is discount rate of 44.9% 45.9% based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk.

Beckley Psytech

Under the Beckley Psytech SSA, the Company will have the right to receive Additional Warrants to purchase Series C Shares in the event Beckley Psytech issues equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech. The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the condensed consolidated statement of operations in the Change in fair value of assets and liabilities. The Additional Warrants had an initial fair value of $2.6 million as of March 31, 2024, and there was no change in fair value for the three months ended March 31, 2024.

The significant unobservable inputs that are included in the valuation of the Additional Warrants as of March 31, 2024 are (i) probability of issuances under the deferred equity arrangement of 50%-75%, and (ii) volatility of 85%.

Convertible notes receivable - related party

The fair value of the 2023 Initial Notes, the 2023 Subsequent Notes, and the IntelGenx Term Loan (collectively "Convertible Notes") at issuance were estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The fair value of the 2023 Initial Notes and the 2023 Subsequent Notes is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the IntelGenx is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the 2023 Initial Notes and the 2023 Subsequent Notes is calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the 2023 Initial Notes and the 2023 Subsequent Notes is calculated as the probability-weighted present value over all future modeled payoffs. As of March 31, 2024, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes was $2.0 million and $0.7 million, respectively, and recorded in Convertible notes receivable - related party in the unaudited condensed consolidated balance sheets. As of December 31, 2023, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes was $1.8 million and $0.5 million, respectively, and recorded in Convertible notes receivable - related party in the consolidated balance sheets.

The significant unobservable inputs that are included in the valuation of the 2023 Initial Notes and 2023 Subsequent Notes as of March 31, 2024 and December 31, 2023 are (i) discount rate of 44.9% and 45.9%, respectfully, based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk, (ii) volatility of 100% and (iii) estimated market value of the underlying common stock of $0.17 and $0.13, respectfully.

The fair value of the IntelGenx Term Loan was estimated as the present value of the debt cash-flows plus the fair value of the Conversion Feature. The Conversion Feature fair value was estimated utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the Conversion Feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy. As March 31, 2024, the $11.2 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the consolidated balance sheet. As of December 31, 2023, $8.9 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the unaudited condensed consolidated balance sheet.

The significant unobservable inputs that are included in the valuation of the IntelGenx Term Loan as of March 31, 2024 and December 31, 2023 are (i) discount rate of 44.9 and 45.9%, respectfully, based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk, (ii) volatility of 100% and (iii) estimated market value of the underlying common stock of $0.17 and $0.13, respectfully.

Contingent consideration liability – related parties

The contingent consideration liability—related parties in the table above relates to milestone and royalty payments in connection with the 2018 acquisition of Perception Neuroscience Holdings, Inc. (“Perception”) and Innaris. The fair value of the contingent consideration liability—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
the probability and timing of achieving the specified milestones and royalties as of each valuation date,
•
the probability of executing the license agreement,
•
the expected first year of revenue, and
•
market-based discount rates

Perception

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of March 31, 2024 and December 31, 2023, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.6 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.

The fair value of the Perception contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		March 31, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	13.9%	13.5%
	Probability of the milestone	28.0%	28.0%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	13.4% - 13.9%	13.0% - 14.2%
	Discount rate for royalties on milestones	13.4% - 13.9%	13.0% - 14.2%
	Probability of success rate	28%	13.4% - 28.0%

InnarisBio

The fair value of the contingent milestone and royalty liabilities for InnarisBio was immaterial as of March 31, 2024 and December 31, 2023, respectively.

Contingent Consideration Liability

The contingent consideration liability in the table above relates to milestone payments in connection with the acquisition of DemeRx IB and TryptageniX. The fair value of the contingent consideration liability was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
market-based discount rates, and
•
the probability and timing of achieving the specified milestones as of each valuation date.

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

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of March 31, 2024 and December 31, 2023 used inputs that were unobservable inputs with the most significant being the discount rates and the probability of success of certain clinical milestones, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $1.2 and $1.4 million as of March 31, 2024 and December 31, 2023.

The fair value of the DemeRx contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		March 31, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	13.7% - 13.9%	13.9%
	Probability of the milestone	20% - 25%	20% - 25%

TryptageniX

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.2 million as of March 31, 2024, and December 31, 2023, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Convertible Promissory Note

As described in Note 11, in December 2023, a nonrelated party noteholder and the Company entered into a subscription agreement ("2023 Subscription Agreement") which the noteholder exchanged its ATAI Life Sciences AG notes ("Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. ("New NV Notes"). The exchange resulted in the new NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes in the consolidated balance sheet. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. For the three months ended March 31, 2024, the Company recognized a loss of $1.7 million as a result of the change in fair value of the New NV notes.

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

The significant unobservable input that is included in the valuation of the Conversion Feature as of March 31, 2024 and December 31, 2023 is volatility of 85.0% and 78.6%, respectfully.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	IntelGenx Convertible Notes Receivable	IntelGenx Investments Held at Fair Value (1)	Contingent Consideration Liability - Related Parties (2)	Contingent Consideration Liability (3)	2018 Convertible Notes Call Option	Beckley Psytech Additional Warrants
Balance as of December 31, 2023	$11,202	$6,124	$620	$1,637	$2,385	$—
Initial fair value of instrument	988	420	—	—	—	2,645
Change in fair value, including interest	1,712	1,429	(13)	(231)	1,734	—
Additional contribution	—	—	—	—	—	—
Balance as of March 31, 2024	$13,902	$7,973	$607	$1,406	$4,119	$2,645

Contingent Consideration Liability - Related Parties
Balance as of December 31, 2022	$953
Initial fair value of instrument	—
Change in fair value, including interest	(35)
Additional contribution	—
Extinguishment of liability	—
Balance as of March 31, 2023	$918

(1)
Includes 2023 Initial Warrants, 2023 Subsequent Warrants, 2024 Warrants, and Call Option Units.
(2)
Includes Perception milestone based contingent consideration liability.
(3)
Includes contingent consideration liability related to DemeRx IB Stock Purchase and contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Tax receivables	$1,943	$1,752
Prepaid research and development related expenses	1,849	1,822
Other	1,280	846
Prepaid insurance	660	1,410
Total	$5,732	$5,830

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued accounting, legal, and other professional fees	$5,016	$5,468
Accrued external research and development expenses	2,356	3,031
Accrued payroll	1,652	4,941
Other liabilities	877	1,101
Taxes payable	695	715
Accrued restructuring costs	330	—
Total	$10,926	$15,256

10. Leases

The Company leases certain office space under long-term operating leases that expire at various dates through 2028. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of March 31, 2024 was 4.0 years. The weighted-average discount rate for the Company’s operating leases as of March 31, 2024 was 12.8%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Right-of-use assets	Operating lease right-of-use asset, net	$1,115	$1,223
Current lease liabilities	Current portion of lease liability	244	275
Non-current lease liabilities	Non-current portion of lease liability	907	990

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three months ended March 31, 2024 and 2023 (in thousands):

Lease Cost Components	Statement of Operations Classification	March 31, 2024	March 31, 2023
Operating lease cost	Operating expenses: General and administrative	$121	$135
Short-term lease cost	Operating expenses: General and administrative	34	92
Total lease cost		$155	$227

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2024 (excluding three months ended March 31, 2024)	$283
2025	362
2026	362
2027	362
2028	121
Total lease payments	1,490
Less: Imputed interest	(339)
Present value of lease liabilities	$1,151

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124	$76
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,356

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

Conversion of 2018 Convertible Promissory Notes – Related Parties

In April 2021, the Company undertook a corporate reorganization. Upon the corporate reorganization, ATAI Life Sciences N.V became the sole shareholder of ATAI Life Sciences AG. In connection with the corporate reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares of ATAI Life Sciences AG to ATAI Life Sciences N.V. and received sixteen shares in ATAI Life Sciences N.V. for every one share of ATAI Life Sciences AG. In 2021 and 2022, several noteholders elected to convert their convertible promissory notes into shares of ATAI Life Sciences N.V. These investors paid €17.00 per share for an aggregate amount of €10.4 million or $11.5 million in order to convert their convertible promissory notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements.

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

The carrying amounts of the Company’s remaining 2018 Convertible Notes do not approximate fair value because the fair value is driven by the underlying value of the Company’s common stock into which the notes are to be converted. As of March 31, 2024, the carrying amount and fair value amount of the notes was $0.2 million and $2.5 million, respectively. As of December 31, 2023, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.2 million and $1.5 million, respectively.

2018 Convertible Promissory Notes

Exchange of 2020 Convertible Promissory Notes

In November 2023, a noteholder of the October 2020 notes and ATAI Life Sciences AG executed an exchange agreement ("2023 Exchange Agreement") where the noteholder agreed to exchange its 2020 convertible notes issued by ATAI Life Sciences AG ("Old AG Notes') into the same principal amount of new convertible notes issued by ATAI Life Sciences NV ("New NV Notes"). The New NV Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each New NV Note has a face value of €1 and is convertible into sixteen shares of ATAI Life Sciences NV upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity. The New NV Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the New NV Notes may no longer be exercised.

In December 2023, the Company and the same noteholder entered into a subscription agreement ("2023 Subscription Agreement") and exchanged its Old AG Notes into New NV Notes. The Company determined that the note exchange was a modification of the debt. The 2023 Exchange Agreement and 2023 Subscription Agreement resulted in the new NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the 2023 Exchange Agreement modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability in the consolidated balance sheet. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. For the three months ended March 31, 2023, the Company recognized a loss of $1.7 million as a result of the change in fair value of the New NV notes.

As of March 31, 2024 and December 31, 2023, the fair value of the Convertible promissory note was $4.4 million and $2.7 million, respectfully.

Term Loan

Hercules Loan and Security Agreement

In August 2022 (the “Closing Date”), the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement the “Initial Hercules Loan Agreement”. The Initial Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (the “2022 Term Loan Facility”).

On May 26, 2023, the Company, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain subsidiary guarantors of the Company (collectively, the “Subsidiary Guarantors”) entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), with the several banks and other financial institutions or entities from time to time parties to the Hercules Loan Agreement (collectively, the “Lenders”) and Hercules, in its capacity as administrative agent and collateral agent for itself and for the Lenders (the “Agent”) which amends that certain Loan and Security Agreement, dated August 9, 2022 (as amended by that certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Existing Loan Agreement,” and as amended by the Second Amendment, the “Hercules Loan Agreement”) to, among other things, (i) extend the availability of Tranche 1B of $10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Hercules Loan Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi) amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Hercules Loan Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

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

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the Company and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of March 31, 2024, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's unaudited condensed consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income, net in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, interest expense included $0.1 million and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$15,000	$15,000
End of the term charge	1,042	1,042
Less: unamortized issuance discount	(185)	(204)
Less: unamortized issuance costs	(76)	(84)
Less: unamortized end of term charge	(641)	(707)
Net carrying amount	15,140	15,047
Less: current maturities	-	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$15,140	$15,047

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $16.2 million as of March 31, 2024, and $16.2 million as of December 31, 2023, respectively. The fair value of the debt obligations under the 2022 Term Loan Facility represent Level 3 measurements within the fair value hierarchy.

12. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of supervisory directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of March 31, 2024 and December 31, 2023, no cash dividends have been declared or paid.

13. Stock-Based Compensation

atai Equity Incentive Plans

The Company has options and restricted stock units (“RSUs”) outstanding under various equity incentive plans, including the 2020 Incentive Plan, 2021 Incentive Plan, and HSOP Plan, which are further described in Note 13 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

As of March 31, 2024, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of March 31, 2024, 39,421,673 shares were available for future grants under the 2021 Incentive Plan.

As of March 31, 2024, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a five-year or ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2023 to March 31, 2024:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	39,066,454		$4.62	5.56	$6,294
Granted	9,470,294	(1)	1.80	—	—
Exercised	—		—	—	—
Cancelled or forfeited	(4,963,474)		5.10	—	—
Outstanding as of March 31, 2024	43,573,274	(2)	$3.84	6.18	$14,006
Options exercisable as of March 31, 2024	22,864,109		$4.72	3.92	$8,299

(1)
Includes (a) 7,757,000 stock options granted on March 14, 2024 with 25% vesting on January 1, 2025 and the remaining over a three-year service period (b) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares (c) 697,200 stock options that will vest over a four-year service period.
(2)
The 20,709,166 outstanding unvested stock options includes (a) 10,460,918 stock options that will continue to vest over a one to four-year service period, (b) 7,687,000 options granted on March 14, 2024 with 25% vesting on January 1, 2025 and the remaining over a three-year service period (c) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares (d) 992,654 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, (e) 384,000 stock options that will continue to vest over a one-year service period (f) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares and (g) 68,500 stock options that will continue to vest over a two-year service period

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was $1.23. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $0.91.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the three months ended March 31, 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	March 31,
	2024	2023
Weighted average expected term in years	5.98	6.23
Weighted average expected stock price volatility	73.4%	85.7%
Risk-free interest rate	3.78% - 4.15%	3.50% - 4.18%
Expected dividend yield	0%	0%

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $5.1 million and $7.6 million, respectively.

As of March 31, 2024, total unrecognized compensation cost related to the unvested stock options was $24.2 million, which is expected to be recognized over a weighted average period of 1.83 years.

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

The following is a summary of restricted stock unit activity from December 31, 2023 to March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,944,935	$1.18
Granted	—	—
Vested	1,469,063	1.18
Forfeited	292,075	1.18
Unvested at March 31, 2024	1,183,797	$1.18

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $0.4 million and $0.1 million, respectively.

The total fair value of restricted stock units vested during the three months ended March 31, 2024 was $1.7 million. As of March 31, 2024, total unrecognized compensation cost related to the unvested stock-based awards was $1.3 million, which is expected to be recognized over a weighted average period of 0.95 years.

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

The following is a summary of stock option activity from December 31, 2023 to March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,921,829	6.64	12.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of March 31, 2024	6,921,829	$6.64	11.84	$—
Options exercisable as of March 31, 2024	6,921,829	$6.64	11.84	—

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $0.1 million and $0.9 million, respectively.

As of March 31, 2024, there was no unrecognized compensation cost related to the unvested stock-based awards.

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

For the three months ended March 31, 2024 and 2023, the Company recorded share-based compensation expense of $0.1 million and $0.1 million, respectively, in relation to subsidiary EIPs. As of March 31, 2024, there was $0.1 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 1.72 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the unaudited condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2024, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended March 31, 2024
	Atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$2,043	$—	$115	$2,158
General and administrative	3,478	117	7	$3,602
Total share based compensation expense	$5,521	$117	$122	$5,760

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three Months Ended March 31, 2023
	Atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$3,360	$—	$106	$3,466
General and administrative	4,310	874	12	$5,196
Total share based compensation expense	$7,670	$874	$118	$8,662

14. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded an immaterial amount and $0.2 million of income tax expense for the three months ended March 31, 2024 and 2023, respectively. The income tax expense recorded in 2023 was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The decrease in income tax expense shown in 2024 was primarily driven by a reduction in earnings in Australia and the United States. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(27,378)	$(34,354)
Net loss attributable to noncontrolling interests	(665)	(1,219)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(26,713)	$(33,135)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	158,891,067	155,792,490
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.17)	$(0.21)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2024	2023
Options to purchase common stock	43,573,274	42,240,311
HSOP options to purchase common stock	6,921,829	6,921,829
2018 convertible promissory notes - related parties	2,367,200	6,201,824
2018 convertible promissory notes	3,818,704	—
Unvested restricted stock units	1,183,797	3,244,915
	57,864,804	58,608,879

As of March 31, 2024 and 2023, the 2018 convertible promissory notes - related parties are issuable upon the exercise of conversion rights of convertible note holders for 147,950 and 387,614 common shares of ATAI Life Sciences AG, respectively. Upon conversion, it is expected that the 2018 convertible promissory notes - related parties are exchanged on a one-for-sixteen basis for shares of ATAI Life Sciences N.V., resulting in the issuance of 2,367,200 and 6,201,824 shares of common stock of ATAI Life Sciences N.V, respectfully.

As of March 31, 2024, the 2018 convertible promissory notes would be issuable upon the exercise of conversion rights of convertible note holders for 3,818,704 common shares of ATAI Life Sciences N.V.

16. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the ordinary course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s unaudited condensed consolidated financial statements.

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

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

For the three months ended March 31, 2024 and 2023 there were no milestones achieved under the Otsuka Agreement.

For the three months ended March 31, 2024 and 2023 the company recognized zero and an immaterial amount of license of revenue related to certain research and development services.

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

During the three months ended March 31, 2024 and 2023, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three months ended March 31, 2024 and 2023, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three months ended March 31, 2024 and 2023, Kures made no material payments or share issuances in connection with the Columbia agreement.

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

During the three months ended March 31, 2024 and 2023, the Company recorded $0.4 million and $0.5 million, respectively, as research and development expense in the unaudited condensed consolidated statement of operations. During the three months ended March 31, 2024 and 2023, respectively, Invyxis made no other service fee payments to Dalriada.

18. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 20.4% and 19.7% of the outstanding common stock in the Company as of March 31, 2024 and December 31, 2023, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.5% and 6.5% of the outstanding common stock in the Company as of March 31, 2024 and December 31, 2023, respectively.

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

In January 2024, the Company and Mr. Angermayer entered into the Termination and New Consultancy Agreement (the “2024 Consultancy Agreement"). Pursuant to the 2024 Consultancy Agreement, the parties agreed to terminate the Consulting Agreement (as defined above) between ATAI AG and Mr. Angermayer dated January 16, 2021 (the “Original Consultancy Agreement”) and enter into a new consultancy agreement between the Company and Mr. Angermayer to, among other things, extend the term of the Original Consultancy Agreement to January 5, 2028, increase the services to include various business objectives (including related to business and finance, communication and investor relations), and provide for the grant of an option to purchase 1,658,094 shares of the Company that vests over four years in part based on continued service and in part based on the Company's total shareholder return compared to the four-year total shareholder return of the companies comprising the XBI.

As a result of the 2024 Consulting Agreement, for the three months ended March 31, 2024 and 2023, the Company recorded an immaterial amount and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

19. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.2 million and $0.2 million of related compensation expense for the three months ended March 31, 2024 and 2023.

20. Corporate Restructuring

2024 Restructuring

In February 2024, the Company restructured its workforce and eliminated approximately 10% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction was incurred primarily during the three months ended March 31, 2024, resulting in $1.9 million of restructuring expense, which consisted of $1.5 million of cash expenditures for severance and other employee separation-related costs and $0.4 million of stock-based compensation expense. Of the restructuring expense, for the three months ended March 31, 2024, $0.3 million and $1.6 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of March 31, 2024, net restructuring liabilities totaled approximately $0.3 million included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

2023 Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction was incurred primarily during the three months ended March 31, 2023, resulting in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of stock-based compensation expense. Of the restructuring expense, for the three months ended March 31,

2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of March 31, 2023, net restructuring liabilities totaled approximately $0.7 million included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the three months ended March 31, 2024 and 2023 is as follows:

	As of March 31,
	2024	2023
Restructuring costs expensed during the period	1,925	3,166
Non-cash impact of stock-based compensation	(358)	(195)
Cash payments of restructuring liabilities, net	(1,237)	(2,263)
Ending Restructuring liability	330	708

21. Subsequent Events [

In April 2024, the Company, pursuant to the third amendment to the amended and restated loan agreement with IntelGenx (the "Third Amendment") provided IntelGenx an additional $1.0 million term loan upon the completion of certain clinical milestones.

In April 2024, the Company and Chymia, LLC executed a Framework Agreement (the "Agreement") pursuant to which the Company acquired 100% of the issued and outstanding share capital of Psyprotix, Inc. Among other things, the Agreement included the settlement of the $0.1 million Long term notes receivable - related parties, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Form 10-K filed with the SEC on March 28, 2024. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" in our Annual Report on Form 10-K dated and filed with the SEC on March 28, 2024, and may be updated from time to time in our other filings with the SEC.

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $26.7 million and $33.1 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, our accumulated deficit was $577.7 million and $550.9 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs and business development that we expect to generate meaningful data in the near term, and therefore prioritizing programs and opportunities that we believe have the highest return potential and value. As a result, in July 2022 through reduction of capital allocation and operational resources, we decided to decelerate some of our drug discovery programs and Revixia Life Sciences. In November 2022, we finalized and entered into agreements through which we disposed of our equity interests in and residual Preferred Stock Purchase Agreement funding obligations to Neuronasal, Inc. In late 2023, we finalized and entered into agreements through which we disposed of our equity interests in Psyber, Inc. and TryptageniX Inc. In 2024, our strategic investment in Beckley Psytech Limited added more programs to our diverse portfolio of clinical-stage psychedelic candidates with multiple upcoming clinical readouts.We are also exploring other opportunities, including but not limited to seeking strategic partnership options, for example, with Recognify Life Sciences, Inc., Perception Neuroscience Holdings, Inc., and Kures, Inc.

In February 2023, we implemented a realignment initiative resulting in a reduction in force of approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. In February 2024, we conducted a reduction in force of approximately 10% of our global workforce, predominantly reducing redundancy in our general & administrative functions to reduce operational costs. Refer to Note 20 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

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
Phase 3

[1] Strategic Investment in Compass Pathways
[2] Strategic Investment in Beckley PsyTech
[3] RL-007 compound is (2R, 3S)-2-amino-3-hydroxy-3-pyridin-4-yl 1-pyrrolidin-1-yl-propan-1-one(L)-(+) tartrate salts

Strategic Investment

atai LIFE SCIENCES

Clinical Pipeline Recent Advancements

VLS-01 (N,N-Dimethyltryptamine; (“DMT”) for Treatment-Resistant Depression ("TRD")

Recent Advancements:

•
VLS-01 is an oral transmucosal film (OTF) formulation of DMT designed to fit within the two-hour in-clinic treatment paradigm successfully established by Spravato® .
•
In March 2024, we announced the initiation of dosing in a Phase 1b study that is designed to evaluate the relative safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) of an optimized OTF formulation of VLS-01, compared to intravenous (IV) DMT.
•
Results of the Phase 1b study are anticipated in 2H 2024.
•
The Company plans to initiate a randomized, placebo-controlled Phase 2 trial of VLS-01 in TRD patients around YE’24.

BPL-003: 5-MeO-DMT for TRD as primary indication (via strategic investment in Beckley Psytech Limited)

Recent Advancements:

•
Beckley Psytech’s BPL-003 is an intranasal formulation of 5-methoxy-N,N-dimethyltryptamine (5-MeO-DMT) designed to fit within an approximately two-hour in-clinic treatment paradigm.
•
In March 2024, Part 1 of the Phase 2a open-label study showed that a single administration of BPL-003 resulted in rapid and durable antidepressant effects, with 45% of patients in remission three months after dosing. Acute effects resolved on average in less than two hours, and BPL-003 was found to be well-tolerated, with no serious adverse events reported.

•
In April 2024, Part 2 of the Phase 2a open label study initiated to investigate BPL-003 as an adjunctive therapy to Selective Serotonin Reuptake Inhibitors in TRD patients.
•
A randomized, controlled Phase 2b study of BPL-003 in TRD patients is underway with topline data expected in 2H'24.

COMP360: Psilocybin Therapy for TRD as primary indication (via strategic investment in Compass Pathways plc)

Recent Advancements:

•
Compass Pathway’s COMP360 is an oral formulation of synthetic psilocybin that is currently being evaluated in multiple clinical studies.
•
In May 2024, results from an open-label Phase 2 study in 22 patients with PTSD showed that COMP360 met its primary safety endpoint and was well tolerated, with no serious adverse events. COMP360 demonstrated a rapid and durable improvement in PTSD symptoms.
▪
Week 4 and 12 reductions in the CAPS-5 total score of 29.9 and 29.5, respectively, were observed.
▪
The response rate, as defined by patients experiencing a ≥ 15-point improvement on CAPS-5 score, was 81.8% at week 4 and 77.3% at week 12.
▪
The remission rate, as defined by CAPS-5 total score of ≤ 20, was 63.6% at week 4 and 54.5% at week 12.
•
The Phase 3 program of COMP360 in TRD patients is composed of two pivotal trials, each of which will have a long-term follow-up component. Pivotal Trial 1 (COMP005) topline data is expected in the fourth quarter of 2024 and Pivotal Trial 2 (COMP006) topline data is anticipated mid-2025.

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

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes, and term loans.

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

Acquisition of In-Process Research and Development Expenses

In an asset acquisition, including the initial consolidation of a VIE that is not a business, acquired in-process research and development, or IPR&D, with no alternative future use is charged to the unaudited condensed consolidated statements of operations as a component of operating expenses at the acquisition date.

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

Consolidation

Since our inception, we have created wholly owned subsidiaries or made investments in certain controlled entities, including partially-owned subsidiaries for which we have majority voting interest under the VOE model or for which we are the primary beneficiary under the VIE model, which we refer to collectively as our consolidated entities. Ownership interests in consolidated entities that are held by entities other than us are reported as noncontrolling interests in our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in our unaudited condensed consolidated statements of operations. All intercompany balances and transactions have been eliminated in the consolidation.

Ownership interests in entities over which we have significant influence, but not a controlling financial interest, are accounted for under either the alternative measurement pursuant to ASC 321 or as an equity method investment. Investments eligible for the measurement alternative under ASC 321 are carried at its initial cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investments. For equity method investments where we have not elected the fair value option, we record gains (losses) from investments in equity method investees, net of tax, for our proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If we make subsequent additional investments in that same company, we may record additional gains (losses) based on changes to our investment basis and also may record additional income (loss) in equity method investments. If we have elected the fair value option for an equity investment, the fair value of the investments will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

Components of Our Results of Operations

License Revenue

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

General and administrative expenses

General and administrative ("G&A") expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions, professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, advertising, and information technology-related expenses.

We are actively controlling G&A spend and expect that our on-going G&A expenses will continue to decrease in the near future. We may add more general and administrative head count in the future to support the potential commercialization of our product candidates.

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

Change in fair value of contingent consideration liability - related parties

Change in fair value of contingent consideration liability - related parties, consists of subsequent remeasurements of our contingent consideration liability related to our acquisition of Perception Neuroscience Holdings, Inc. for which we record at fair value.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of March 31, 2024. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law.

We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of March 31, 2024, we had no additional unrecognized tax benefits and the Company accrued interest on the tax positions recognized in 2023 through March 31, 2024.

Losses from Investments in Equity Method Investees, Net of Tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage, IPR&D charges resulting from basis differences and impairment related to our equity method investments.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests in our unaudited condensed consolidated statements of operations is a result of our investments in certain of our consolidated VIEs and consists of the portion of the net loss of these consolidated entities that is not allocated to us. Net losses in consolidated VIEs are attributed to noncontrolling interests considering the liquidation preferences of the different classes of equity held by the shareholders in the VIE and their respective interests in the net assets of the consolidated VIE in the event of liquidation, and their pro rata ownership. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our VIEs and our ownership percentage changes.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (unaudited)

	For the three months ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
License revenue	$—	$37	$(37)	(100.0%)
Operating expenses:
Research and development	11,530	19,281	(7,751)	(40.2%)
General and administrative	12,555	13,970	(1,415)	(10.1%)
Total operating expenses	24,085	33,251	(9,166)	(27.6%)
Loss from operations	(24,085)	(33,214)	9,129	(27.5%)
Other income, net:
Interest income	307	275	32	11.6%
Interest expense	(687)	(622)	(65)	10.5%
Benefit from research and development tax credit	205	—	205	0.0%
Change in fair value of assets and liabilities, net	(1,200)	999	(2,199)	(220.1%)
Foreign exchange gain (loss), net	(216)	(837)	621	(74.2%)
Other expense, net	(5)	243	(248)	(102.1%)
Total other income, net	(1,596)	58	(1,654)	(2851.7%)
Loss before income taxes	(25,681)	(33,156)	7,475	(22.5%)
Provision for income taxes	4	(165)	169	(102.4%)
Losses from investments in equity method investees, net of tax	(1,701)	(1,033)	(668)	64.7%
Net loss	$(27,378)	$(34,354)	$6,976	(20.3%)
Net loss attributable to noncontrolling interests	(665)	(1,219)	554	(45.4%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(26,713)	$(33,135)	$6,422	(19.4%)

License Revenue

We recognized zero and an immaterial amount of license revenue for the three months ended March 31, 2024 and 2023, respectively, related to certain research and development services performed by the Company pursuant to the Otsuka Agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Psychedelic Programs
VLS-01	$2,090	$3,068	$(979)	(31.9%)
IBX-210 & DMX-1002	692	476	216	45.3%
EGX-A & EGX-B	368	482	(114)	(23.6%)
EMP-01	60	635	(575)	(90.5%)
Non-Psychedelic Programs
RL-007	2,048	1,729	319	18.5%
Other Programs	247	3,224	(2,978)	(92.3%)
Enabling Technologies and Drug Discovery Platforms	476	1,508	(1,032)	(68.4%)
Unallocated research and development expenses:
Personnel expenses	4,864	7,691	(2,827)	(36.8%)
Professional and consulting services	581	301	280	93.0%
Other	103	167	(64)	(38.3%)
Total research and development expenses	$11,530	$19,282	$(7,752)	(40.2%)

Research and development expenses were $11.5 million for the three months ended March 31, 2024, compared to $19.3 million for the three months ended March 31, 2023. The decrease of $7.8 million was primarily attributable to a $4.1 million decrease of direct costs in our clinical programs as discussed below, $1.0 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, $2.8 million decrease in personnel expenses (inclusive of $1.5 million decrease in restructuring costs and $1.1 million decrease in stock-based compensation) and a $0.1 million decrease in other expenses, partially offset by a $0.3 million increase in professional services costs.

Psychedelic Programs

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The $1.0 million decrease in direct costs for our VLS-01 program was primarily due to a decrease of $0.6 million of manufacturing costs and a decrease of $0.4 million of clinical development costs related to our Phase 1 three-part trial and Phase 1b trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary oral transmucosal film (OTF) formulation.

IBX-210 & DMX-1002: Ibogaine for Opioid Use Disorder

The $0.2 million net increase in direct costs was primarily due to $0.3 million of preclinical development costs, $0.2 million of clinical development costs and $0.2 million of manufacturing costs related to the IBX-210 program in the first quarter of 2024, as compared to $0.3 million of clinical development costs, $0.1 million of manufacturing costs, and $0.1 million of personnel costs related to the conduct our DMX-1002 Phase 1/2 trial in the first quarter of 2023.

EGX-A & EGX-B: Novel 5-HT2A Receptor Agonists

The $0.1 million decrease in direct costs for EGX-A & EGX-B was primarily due to a decrease of $0.1 million of preclinical development costs.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $0.6 million decrease in direct costs for our EMP-01 program was primarily due to a decrease of $0.3 million in preclinical development costs, a $0.2 million decrease in clinical development costs, and a $0.1 million decrease in manufacturing costs relating to our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Non-psychedelic Programs

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $0.3 million increase in direct costs for our RL-007 program was primarily due to an increase of $0.2 million of manufacturing costs and a $0.1 million increase in clinical development costs relating to our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Other Programs

The $3.0 million decrease in direct costs for our other programs was primarily due to a $2.9 million decrease in our PCN-101 and a $0.1 million decrease in our KUR-101 program.

Enabling Technologies and Drug Discovery Platforms

The $1.0 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $0.5 million in our InnarisBio program, $0.4 million in our TryptageniX program, and $0.1 million in our Invyxis program.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the three months ended March 31, 2024 compared to $14.0 million for the three months ended March 31, 2023. The decrease of $1.4 million was largely attributable to a decrease of $2.6 million in personnel and travel related costs (inclusive of $1.9 million decrease in stock-based compensation and a $0.3 million increase in restructuring costs), $0.2 million decrease in insurance costs, $0.2 million decrease in investor relations and public company compliance fees, $0.2 million in other administrative expenses, and $0.1 million decrease in legal and professional service expenses, partially offset with an increase of $1.9 million in VAT and non-income tax.

Other income (expense), net

Interest income

Interest income for the three months ended March 31, 2024 and 2023 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Interest expense

Interest expense was $0.7 million for the three months ended March 31, 2024, which consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. Interest expense was $0.6 million for the three months ended March 31, 2023.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.2 million for the three months ended March 31, 2024. We recognized zero research and development tax credit for the three months ended March 31, 2023.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. During the three months ended March 31, 2024 and 2023 we recognized a gain of $1.3 million and $1.0 million, respectively, relating to the change in fair value of securities.

Change in fair value of other investments held at fair value

Changes in fair value of other investment held at fair value consists of subsequent remeasurement of our investments held at fair value, including COMPASS Pathways plc and IntelGenx Technologies Corp. During the three months ended March 31, 2024, we recognized a $4.1 million expense related to our holding in COMPASS Pathways plc and a $1.4 million gain related to our investments in Intelgenx Technologies Corp. For the three months ended March 31, 2023, the company did not recognize any gain or loss related to other investments held at fair value. See Note 5 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable - related party with IntelGenx for which we have elected the fair value option. During the three months ended March 31, 2024 we recognized $1.7 million gain related to the change in the fair value. No change in fair value of convertible notes receivable - related party was recognized during the three months ended March 31, 2023. See Note 6 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and is subsequently remeasured to fair value. For the three months ended March 31, 2024 and 2023 we recognized an immaterial change in fair value, respectively.

Change in fair value of contingent consideration liability

In October 2023, we acquired the noncontrolling interest's shares of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and is recorded at fair value at the transaction date and subsequently remeasured at fair value. As of the three months ended March 31, 2024, we recorded a $0.2 million loss related to the DemeRx IB contingent consideration change in fair value. In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. As of the three months ended March 31, 2024 and 2023, we recorded an immaterial gain, respectfully, related to the TryptageniX contingent consideration.

Change in fair value of convertible promissory notes

In December 2023, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the three months ended March 31, 2024, we recognized a $1.7 million loss due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Foreign exchange loss, net

We recorded a loss of $0.2 million related to foreign currency exchange rates for the three months ended March 31, 2024 and a loss of $0.8 million related to foreign currency exchange rate for the three months ended March 31, 2023. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other income (expense), net

We incurred an immaterial amount of other expense for the three months ended March 31, 2024.

We incurred other expense of $0.2 million for the three months ended March 31, 2023, which consists principally of a $0.1 million gain recorded as a result of the Company's remeasurement of our expected credit loss allowance as of March 31, 2023 and $0.1 million of service revenue generated for general and administrative services performed by atai on behalf of our platform companies.

Benefit from (provision for) income taxes

We incurred an immaterial amount of current income tax benefit for the three months ended March 31, 2024 compared to $0.2 million income tax expense for the three months ended March 31, 2023. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended March 31, 2024 and 2023 was $1.7 million and $1.0 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

For the three months ended March 31, 2024 and 2023, we had net losses attributable to ATAI Life Sciences N.V. shareholders of $26.7 million and $33.1 million, respectively. As of March 31, 2024 and December 31, 2023, our accumulated deficit was $577.7 million and $550.9 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future until we are able to commercialize any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, convertible promissory notes, investments, and 2022 Term Loan Facility, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

As of March 31, 2024, we had cash and cash equivalents of $18.9 million, restricted cash of $15.0 million, and short-term securities of $87.4 million.

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

As of March 31, 2024 the 2018 Convertible Notes had a principal balance of $0.2 million and the new ATAI Life Sciences N.V. notes had a principal balance of $0.2 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.1 million).

Investments

A significant potential source of liquidity resides in our investment in COMPASS's American Depositary shares, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $79.6 million as of March 31, 2024. As of March 31, 2024, our voting interest in COMPASS was 14.0%.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., which was most recently amended in May 2023. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of March 31, 2024, we had cash and cash equivalents of $18.9 million, restricted cash of $15.0 million, and short-term securities of $87.4 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents, marketable securities and committed term loan funding as of the date this Quarterly Report will be sufficient to fund operations into 2026.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(22,573)	$(21,111)
Net cash provided by investing activities	11,471	16,018
Net cash provided by financing activities	—	206
Effect of foreign exchange rate changes on cash	(64)	159
Net decrease in cash	$(11,166)	$(4,728)

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.6 million for the three months ended March 31, 2024, which consisted of a net loss of $27.4 million, adjusted by non-cash charges of $9.8 million and a net cash outflow of $5.0 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted $5.8 million of stock-based compensation, $1.7 million of losses from our equity method investments, $1.8 million loss related to the change in fair value of assets and liabilities, net, $0.2 million of unrealized foreign exchange losses, $0.1 million change in right-of-use asset, $0.1 million in depreciation and amortization expense and $0.1 million amortization of debt discount. The net cash outflows from the change in operating assets and liabilities were primarily due to a $0.7 million decrease in accounts payable and a $4.3 million decrease in accrued liabilities.

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

Net Cash Used in Investing Activities

Net cash provided by investing activities was $11.5 million for the three months ended March 31, 2024, primarily driven by $43.9 million of proceeds from the sale and maturities of securities carried at fair value, partially offset by $21.4 million of cash paid for securities at fair value, $10.0 million cash paid for investments, and $1.0 million of cash paid for convertible notes receivable and warrant - related party.

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

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2024. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023, due to $0.2 million of proceeds from stock option exercises.

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

From 2021 through March 31, 2024, certain noteholders elected to convert their 2018 Convertible Notes into shares of ATAI Life Sciences N.V. These investors each paid €17.00 per share for an aggregate amount of €10.4 million ($12.2 million) in order to convert their respective 2018 Convertible Notes into ATAI Life Sciences AG common shares, which was in accordance with the original terms of the 2018 Convertible Note Agreements. Concurrent with the conversion of the 2018 Convertible Notes into common shares of ATAI Life

Sciences AG, the common shares of ATAI Life Sciences AG that were issued to the noteholders were exchanged for 5,478,176 shares of ATAI Life Sciences N.V. through a transfer and sale arrangement such that ATAI Life Sciences AG continued to remain a wholly owned subsidiary of ATAI Life Sciences N.V and the transaction was accounted for as an equity transaction that resulted in no gain or loss recognition.

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

As of March 31, 2024, the 2018 Convertible Notes had a principal balance of $0.2 million and the new ATAI Life Sciences N.V. notes had a principal balance of $0.2 million.

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

On May 26, 2023, ATAI Life Sciences N.V. (the "Company"), ATAI Life Sciences AG and certain of our subsidiary guarantors of the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), with the several banks and other financial institutions or entities from time to time parties to the Loan Agreement and Hercules Capital, Inc., a Maryland corporation, in its capacity as administrative agent and collateral agent for itself and for the Lenders which amends that certain Loan and Security Agreement, dated August 9, 2022 (as amended by that certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Existing Loan Agreement” and as amended by the Second Amendment, the “Loan Agreement”) to, among other things, (i) extend the availability of Tranche 1B of $10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Loan Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi) amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Loan Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

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

The Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, we shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the Loan Agreement, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of March 31, 2024, we were in compliance with all applicable covenants under the Loan Agreement.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024. During the three months ended March 31, 2024, there have been no material changes from the contractual commitments and obligations previously disclosed in our Form 10-K.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Form 10-K and in Note 2 to our consolidated financial statements included in our Form 10-K. As disclosed in Note 2 to our consolidated financial statements included in our Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report, there were no material changes to our critical accounting policies from those discussed in our Form 10-K other than those disclosed in Note 2 of this Quarterly Report.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2024 we had cash and cash equivalents of $18.9 million, restricted cash of $15.0 million, and short-term securities of $87.4 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of March 31, 2024, we had $0.4 million in convertible promissory notes, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of March 31, 2024, the carrying amount of our short and long-term notes receivables was an aggregate amount of $14.5 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, a hypothetical 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item I “Financial Statements (Unaudited) – Note 16, Commitments and Contingencies” in this Quarterly Report, which are incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
None.
b)
None.
c)
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1#	Separation Agreement between Mr. Stephen Bardin and atai Life Sciences N.V., dated February 6, 2024	8-K	001-40493	10.1	2/6/2024

10.2†	Termination and New Consultancy Agreement, by and among the Company, ATAI AG and Christian Angermayer, dated January 7, 2024	8-K	001-40493	10.1	1/9/2024

10.3†	Amended and Restated Subscription and Shareholders’ Agreement Relating to Beckley Psytech Limited, dated January 3, 2024, by and among the Company, Beckley Psytech Limited, and certain other persons set forth therein	8-K	001-40493	10.1	1/4/2024

10.4†	Share Purchase Deed, dated January 18, 2024, by and among the Company, Beckley Psytech Limited, and certain other persons set forth therein	8-K	001-40493	10.1	1/23/2024

10.5†	Fourth Amendment to Series A Preferred Stock Purchase Agreement by and among atai Life Sciences AG, Recognify Life Sciences, Inc., f/k/a FSV7, Inc., and the Shareholders (as listed on Exhibit A)					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

ATAI LIFE SCIENCES N.V.

Date: May 15, 2024	By:	/s/ Florian Brand
Florian Brand
Chief Executive Officer and Managing Director (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Anne Johnson
Anne Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)