Form 10-Q
period 2024-06-30
ATAI Life Sciences N.V.
filed 2024-08-13
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

As of August 1, 2024, the registrant had 167,798,955 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans; potential acquisitions, partnerships and other strategic arrangements; the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; available funding under the Hercules Capital, Inc. loan facility; the likelihood and timing of our potential acquisition of IntelGenx; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts; our limited operating history may make it difficult for you to evaluate the success of our business and to assess our future viability; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will be successfully developed and/or receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations ; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; as a result of covenants related to our Loan Agreement with Hercules, our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Form 10-K for the year ended December 31, 2023 (the "Form 10-K"), as further updated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$19,333	$45,034
Securities carried at fair value	69,013	109,223
Short term restricted cash for other investments	15,000	—
Committed investment funds	—	25,000
Prepaid expenses and other current assets	4,690	5,830
Short term convertible notes receivable - related party	7,976	—
Short term notes receivable - related party, net	1,896	505
Total current assets	117,908	185,592
Property and equipment, net	873	981
Operating lease right-of-use asset, net	1,043	1,223
Other investments held at fair value	61,141	89,825
Other investments	32,381	1,838
Long term notes receivable - related party, net	—	97
Convertible notes receivable - related party	—	11,202
Other assets	2,432	2,720
Total assets	$215,778	$293,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,814	$4,589
Accrued liabilities	12,911	15,256
Current portion of lease liability	239	275
Other current liability	680	—
Total current liabilities	17,644	20,120
Contingent consideration liability - related parties	580	620
Contingent consideration liability	1,373	1,637
Noncurrent portion of lease liability	838	990
Convertible promissory notes and derivative liability - related party	1,270	164
Convertible promissory notes and derivative liability	2,049	2,666
Long term debt, net	15,236	15,047
Other liabilities	8,255	7,918
Total liabilities	$47,245	$49,162
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, €0.10 par value ($0.11 and $0.12 par value at June 30, 2024 and December 31, 2023, respectively); 750,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 167,771,990 and 166,026,396 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	18,765	18,573
Additional paid-in capital	803,259	794,787
Accumulated other comprehensive loss	(19,171)	(19,460)
Accumulated deficit	(634,963)	(550,938)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	167,890	242,962
Noncontrolling interests	643	1,354
Total stockholders’ equity	168,533	244,316
Total liabilities and stockholders’ equity	$215,778	$293,478

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
License revenue	$273	$172	$273	$209
Operating expenses:
Research and development	12,605	15,476	24,136	34,757
General and administrative	13,397	16,558	25,952	30,529
Total operating expenses	26,002	32,034	50,088	65,286
Loss from operations	(25,729)	(31,862)	(49,815)	(65,077)
Other income (expense), net:
Interest income	118	303	425	579
Interest expense	(702)	(658)	(1,388)	(1,280)
Benefit from research and development tax credit	381	—	586	—
Change in fair value of assets and liabilities, net	(30,600)	602	(31,800)	1,601
Foreign exchange gain (loss), net	122	(9)	(94)	(846)
Other income (expense), net	(667)	(34)	(672)	209
Total other income (expense), net	(31,348)	204	(32,943)	263
Loss before income taxes	(57,077)	(31,658)	(82,758)	(64,814)
Provision for income taxes	(19)	(185)	(15)	(351)
Losses from investments in equity method investees, net of tax	(273)	(1,928)	(1,974)	(2,961)
Net loss	(57,369)	(33,771)	(84,747)	(68,126)
Net loss attributable to noncontrolling interests	(57)	(729)	(722)	(1,948)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(57,312)	$(33,042)	$(84,025)	$(66,178)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.36)	$(0.21)	$(0.53)	$(0.42)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	160,387,701	155,792,490	159,643,518	155,793,323

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net loss	$(57,369)	$(33,771)	$(84,747)	$(68,126)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(246)	5	290	884
Comprehensive loss	$(57,615)	$(33,766)	$(84,458)	$(67,242)
Net loss attributable to noncontrolling interests	(57)	(729)	(722)	(1,948)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(13)	1	11	9
Comprehensive loss attributable to noncontrolling interests	(70)	(728)	(711)	(1,939)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(57,544)	$(33,038)	$(83,746)	$(65,303)

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2023	166,026,396	$18,573	$794,787	$(19,460)	$(550,938)	$242,962	$1,354	$244,316
Issuance of shares upon restricted stock units vest	248,030	27	(27)	—	—	—	—	—
Stock-based compensation expense	—	—	5,760	—	—	5,760	—	5,760
Foreign currency translation adjustment, net of tax	—	—	—	535	—	535	24	559
Net loss	—	—	—	—	(26,713)	(26,713)	(665)	(27,378)
Balances at March 31, 2024	166,274,426	$18,600	$800,520	$(18,925)	$(577,651)	$222,544	$713	$223,257
Issuance of shares upon restricted stock units vest	1,221,033	135	(135)	—	—	-	—	-
Issuance of shares upon exercise of stock options	276,531	30	296	—	—	326	—	326
Adjustment to additional paid in capital upon acquiring additional interest in variable interest entity	—	—	(115)	—	—	(115)	—	(115)
Stock-based compensation expense	—	—	6,282	—	—	6,282	—	6,282
Adjustment to additional paid in capital upon debt modification	—	—	(3,590)	—	—	(3,590)	—	(3,590)
Foreign currency translation adjustment, net of tax	—	—	-	(246)	—	(246)	(13)	(259)
Net loss	—	—	-	—	(57,312)	(57,312)	(57)	(57,369)
Balances at June 30, 2024	167,771,990	$18,765	$803,259	$(19,171)	$(634,963)	$167,890	$643	$168,533

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Stock-based compensation expense	—	—	8,662	—	—	—	8,662	—	8,662
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Foreign currency translation adjustment, net of tax	—	—	—	—	879	—	879	8	887
Net loss	—	—	—	—	—	(33,135)	(33,135)	(1,219)	(34,354)
Balances at March 31, 2023	166,010,476	$18,571	$782,926	$—	$(20,823)	$(543,849)	$236,825	$3,815	$240,640
Stock-based compensation expense	—	—	8,762	—	—	—	8,762	—	8,762
Foreign currency translation adjustment, net of tax	—	—	—	—	5	—	5	1	6
Net loss	—	—	—	—	—	(33,042)	(33,042)	(729)	(33,771)
Balances at June 30, 2023	166,010,476	$18,571	$791,688	$—	$(20,818)	$(576,891)	$212,550	$3,087	$215,637

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(84,747)	$(68,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long term assets	165	144
Noncash lease expense	147	218
Amortization of debt discount	196	173
Stock-based compensation expense	12,042	17,424
Noncash change in the fair value of assets and liabilities, net	32,656	(1,601)
Unrealized foreign exchange loss	47	835
Losses from investments in equity method investees, net of tax	1,974	2,961
Other income and expenses	853	(244)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,095	7,798
Accounts payable	(764)	1,403
Accrued liabilities	(2,465)	(4,710)
Net cash used in operating activities	(38,801)	(43,725)
Cash flows from investing activities
Proceeds from sale and maturities of securities carried at fair value	128,616	37,201
Cash paid for securities carried at fair value	(86,924)	(39,617)
Cash paid for investments	(10,000)	—
Cash paid for short term convertible notes receivable and warrant - related party	(2,000)	—
Cash paid for short term notes receivable - related party	(1,915)	—
Cash paid for long term notes receivable - related parties, net	—	(3,000)
Cash paid for capitalized internal-use software development costs	(5)	(320)
Cash paid for property and equipment	—	(251)
Net cash provided by (used in) investing activities	27,772	(5,987)
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	326	206
Financing costs paid	—	(100)
Net cash provided by financing activities	326	106
Effect of foreign exchange rate changes on cash	2	83
Net decrease in cash, cash equivalents and restricted cash	(10,701)	(49,523)
Cash, cash equivalents and restricted cash – beginning of the period	45,034	190,613
Cash, cash equivalents and restricted cash – end of the period	$34,333	$141,090
Supplemental disclosures:
Cash paid for taxes	$1,129	$1,402
Cash paid for interest	$376	$933
Supplemental disclosures of noncash investing and financing information:
Noncash exchange of convertible promissory note modification	$3,586	$—
Right of use asset obtained in exchange for operating lease liabilities	$—	$1,356
Noncash commitment for debtor-in-possession loan	$680	$—
Noncash consideration for variable interest deconsolidation	$115	$—

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2024, the Company had cash and cash equivalents of $19.3 million, restricted cash of $15.0 million, and short-term securities of $69.0 million and its accumulated deficit was $635.0 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Reclassifications

Certain reclassifications were made to prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes to conform with current year presentation in order to consolidate and simplify the disclosures of changes in assets and liabilities held at fair value.

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

Significant Accounting Policies

During the six months ended June 30, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 except as described below.

Restricted Cash

The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash assets as of June 30, 2024 are for the sole purpose of purchasing additional Series C Shares in Beckley Psytech Limited. See Note 5 for further information.

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

3. Acquisitions and Dispositions

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of June 30, 2024	Relationship as of December 31, 2023	Date Control Obtained	Ownership % June 30, 2024	Ownership % December 31, 2023
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	64.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Wholly-Owned Subsidiary	Controlled VIE	February 2021	100.0%	75.0%

As of June 30, 2024 and December 31, 2023, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

Psyprotix, Inc.

On February 3, 2021, PsyProtix was created as a joint venture between ATAI and Chymia (the “Founders”), with the intent of PsyProtix becoming a newly formed corporate subsidiary of ATAI. PsyProtix was created for the purpose of exploring and developing a metabolomics-based precision psychiatry approach. Based on the Company's assessment of the transaction at the time of acquisition, the Company concluded that Psyprotix was not a business and accounted for the Company's investment as an initial consolidation of a VIE that is not a business under ASC 810.

In April 2024, the Company and Chymia entered into a Framework Agreement which resulted in the Company's acquisition of Chymia's 25% equity ownership of Psyprotix (the “Stock Transfer”). As a result of the Stock Transfer, the Company owned 100% of the outstanding common stock of Psyprotix, and Psyprotix became a wholly owned subsidiary of the Company. The Stock Transfer was accounted for as an equity transaction with no gain or loss recognized. The difference between the carrying amount of Chymia's non-controlling interest and the note receivable forgiven in the acquisition of the additional equity interest was recorded as a reduction in additional paid-in capital in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of stockholders' equity.

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of June 30, 2024 (in thousands):

	Perception	Kures	Recognify
Assets:
Current assets:
Cash	$801	$103	$1,334
Accounts receivable	273	—	—
Prepaid expenses and other current assets	236	—	345
Total current assets	1,310	103	1,679
Total assets	$1,310	$103	$1,679
Liabilities:
Current liabilities:
Accounts payable	$413	$390	$928
Accrued liabilities	735	123	985
Other current liabilities	126	136	3
Total current liabilities	1,274	649	1,916
Total liabilities	$1,274	$649	$1,916

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2023	$428	$369	$557	$1,354
Net loss attributable to noncontrolling interests - preferred	(100)	(25)	(539)	(665)
Comprehensive income attributable to noncontrolling interests	17	7	—	24
Balance as of March 31, 2024	$345	$350	$18	$713
Net loss attributable to noncontrolling interests - preferred	(36)	(4)	(18)	(57)
Comprehensive loss attributable to noncontrolling interests	(9)	(4)	—	(13)
Balance as of June 30, 2024	$300	$343	$—	$643

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Net loss attributable to noncontrolling interests - preferred	(700)	(93)	(426)	(1,219)
Comprehensive loss attributable to noncontrolling interests	6	2	—	8
Balance as of March 31, 2023	$1,037	$360	$2,418	$3,815
Net loss attributable to noncontrolling interests - preferred	(266)	(32)	(431)	(729)
Comprehensive income (loss) attributable to noncontrolling interests	(1)	2	—	1
Balance as of June 30, 2023	$770	$330	$1,987	$3,087

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), IntelGenx and Beckley Psytech Limited (collectively “non-consolidated VIEs”) and determined that the investments are VIEs as of the date of the Company’s initial investment through June 30, 2024.The Company is not the primary beneficiary of the non-consolidated VIEs as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of the non-consolidated VIEs that would require consolidation as of June 30, 2024 and December 31, 2023.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of June 30, 2024, the Company’s maximum exposure for its non-consolidated VIEs was $15.0 million of Short term restricted cash for other investments, $8.0 million of Short term convertible notes receivable - related party, and $1.9 million of Short term notes receivable - related party, each as shown in the unaudited condensed consolidated balance sheets.

As of December 31, 2023, the Company’s maximum exposure for its non-consolidated VIEs was $6.1 million relating to the carrying values in its Other investments, $0.1 million of Long term notes receivable – related party, net and $11.2 million of Convertible notes receivable - related party, each as shown in the condensed consolidated balance sheets.

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

Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $57.8 million and $83.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company has recorded the change in fair value of other investments held at fair value in its unaudited condensed consolidated statements of operations of $21.8 million and $25.9 million for the three and six months ended June 30, 2024, respectively.

IntelGenx Technologies Corp.

IntelGenx is a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market. In March 2021, IntelGenx and the Company entered into the Strategic Development Agreement and Purchaser Rights Agreement (“PPA”), (described below). In 2023, Intelgenx and the Company entered into a subscription agreement (described below).

Following the initial closing of the IntelGenx SPA (as defined below), the Company held a 25% voting interest in IntelGenx. Pursuant to the PPA, the Company is entitled to designate a number of directors to the IntelGenx’s board of directors in the same proportion as the shares of common stock held by the Company to the outstanding IntelGenx Common Shares. As of June 30, 2024, the Company maintains significant influence over IntelGenx through the Company's ownership interest in IntelGenx’s equity and its right to noncontrolling representation on IntelGenx's board of directors.

In May 2024, IntelGenx announced that its board of directors authorized IntelGenx to bring an application in the Quebec Superior Court to seek protection from creditors under the Companies' Creditors Arrangement Act (“CCAA”) to allow time to review its strategic alternatives. IntelGenx was granted protection pursuant to an initial order ("Initial Order"), which also authorized interim debtor-in-possession financing ("DIP Financing") provided by the Company in order to allow IntelGenx to continue its operations during a restructuring process. Subsequently, IntelGenx obtained approval to implement a sale and investment solicitation process (the "SISP" and the approval, the "SISP Approval Order"). As part of the SISP Approval Order, the Court approved the agreement of purchase and sale between IntelGenx and the Company, solely for the purpose of constituting the “Stalking Horse Bid" under the SISP. The Stalking Horse Bid established a baseline price and deal structure for the solicitation of superior bids from qualified interested parties. As of June 30, 2024, the SISP was still ongoing.

Concurrent with the CCAA application, trading in the common shares of IntelGenx on the Toronto Stock Exchange has been halted. As of June 30, 2024, considering all facts and circumstances, the Company has estimated fair value of zero for the various warrants to purchase

IntelGenx Common Shares and call option to purchase additional convertible debenture units. Additionally, the Company has estimated the fair value of the various notes receivables with IntelGenx on a liquidation basis based on the expected recoverable amount considering the seniority of the debt and market data for expected recoveries, as further described in Note 6 below.

2021 Securities Purchase Agreement

In May 2021, IntelGenx and the Company executed a Securities Purchase Agreement (the “IntelGenx SPA”) after obtaining IntelGenx shareholder approval, whereby IntelGenx issued shares of its common stock (the "IntelGenx Common Shares") and warrants to the Company at a price of approximately $12.3 million. Each warrant (the “Initial Warrants”) entitles the Company to purchase one share at a price of $0.35 per share for a period of three years from the closing of the initial investment in March 2021. Pursuant to the IntelGenx SPA, the Company has the right to purchase (in cash, or in certain circumstances, the Company’s equity) additional units for a period of three years from the closing of the initial investment (the “Additional Unit Warrants”). As of the March 15, 2024 expiration date, the Company had not exercised any of the Initial Warrants or the Additional Unit Warrants, which had a carrying value of zero, resulting in no impact to the unaudited condensed consolidated balance sheet or unaudited condensed consolidated statement of operations.

The Company qualified for and elected to account for its investment in the IntelGenx Common Shares under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx Common Shares investment. The Initial Warrants and the Additional Unit Warrants were accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value of its $12.3 million investment was equal to the transaction price and recorded the IntelGenx Common Shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognizes subsequent changes in fair value of the IntelGenx Common Shares, Initial Warrants (until exercise or expiration) and Additional Unit Warrants (until exercise or expiration) as a Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. During the three and six months ended June 30, 2024 and 2023, the Company recognized a zero mark-to-market (“MTM”) gain/loss for the IntelGenx Common Shares in the unaudited condensed consolidated statements of operations. The carrying value of the IntelGenx Common Shares remained zero as of June 30, 2024 and December 31, 2023, respectively. The carrying value of the Initial Warrants and the Additional Unit Warrants was zero as of June 30, 2024 and December 31, 2023, respectively, and the Company recognized a zero mark-to-market (“MTM”) gain/loss in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

2023 Subscription Agreement, as amended

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

There are limits over the conversion of the Initial Units, Subsequent Units, Call Options Units and the IntelGenx Term Loan (as defined below in Note 6) into common shares.

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The convertible promissory notes are accounted for at fair value under ASC 320 and recorded in Short term convertible notes receivable - related party in the unaudited condensed consolidated balance sheet, as described further in Note 6. The warrants and call option are accounted for pursuant to the fair value option election and recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheet.

For the 2023 Initial Units, the Company determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the 2023 Initial Notes (see Note 6) and 2023 Initial Warrants as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the fair value of the 2023 Initial Warrants was zero and $0.7 million, respectively. For the three and six months ended June 30, 2024, the Company recognized $1.0 million and $0.7 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Warrants in its unaudited condensed consolidated statements of operations, respectively.

In November 2023, upon shareholder approval, the Company paid $750,000 for the 2023 Subsequent Units. The Company determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the 2023 Subsequent Notes (see Note 6) and 2023 Subsequent Warrants as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the fair value of the 2023 Subsequent Warrants was zero and $0.2 million, respectively. For the three and six months ended June 30, 2024, the Company recognized $0.8 million and $0.6 million and in Change in fair value of assets and liabilities, net relating to the 2023 Subsequent Warrants in its unaudited condensed consolidated statements of operations, respectively.

At December 31, 2023, the Call Option was recorded in Other investments held at fair value on the consolidated balance sheet with an estimated fair value of $5.1 million. The Call Option is additional value conveyed to the Company relating to its investment in and Strategic Development Agreement with IntelGenx. Accordingly, the Company also recorded a $5.1 million deferred credit, included in Other liabilities in the consolidated balance sheet. As appropriate, the Company will account for the deferred credit as a reduction of research and development expense in its consolidated statements of operation until the credit is exhausted or the Company is no longer receiving goods or services from IntelGenx. As of June 30, 2024 and December 31, 2023, the fair value of the Call Option was zero and $5.2 million, respectively. For the three and six months ended June 30, 2024, the Company recognized $6.2 million and $5.2 million in Change in fair value of assets and liabilities, net relating to the Call Option in its unaudited condensed consolidated statements of operations.

2024 Term Loan Warrants

In March 2024, the Company and IntelGenx entered into a third amendment to the amended and restated loan agreement (the "Third Amendment"), as further described in Note 6 below. In connection with the Third Amendment, the Company received warrants to purchase up to 4 million shares of IntelGenx Common Shares at an exercise price of $0.17, subject to certain adjustments and beneficial ownership limitations ("2024 Warrants"). The Company recorded the 2024 Warrants fair value of $0.4 million in Other investments held at fair value in the consolidated balance sheet, with a corresponding deferred vendor credit included in Other liabilities in the consolidated balance sheet. As of June 30, 2024, the 2024 Warrants have a fair value of zero. For the three and six months ended June 30, 2024, the Company recorded $0.4 million and $0.4 million in Change in fair value of assets and liabilities, net for the change in fair value of the 2024 Warrants, respectively.

Strategic Development Agreement

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three and six months ended June 30, 2024, research and development expense relating to the Strategic Development Agreement were $0.3 million and $0.4 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement. For the three and six months ended June 30, 2023, research and development expense relating to the Strategic Development Agreement were $0.1 million and $0.2 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement.

Other investments

The Company has accounted for its Other investments that do not have a readily determinable fair value under either the alternative measurement under ASC 321 or as an equity method investment. Under the measurement alternative, the Company measured its Other investments at cost, less any impairment, plus or minus, if any, observable price changes in orderly transactions for an identical or similar investment of the same issuer. For equity method investments where the Company has not elected the fair value option, it records gains (losses) from investments in equity method investees, net of tax, for its proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If the Company makes subsequent additional investments in that same company, it may record additional gains (losses) based on changes to its investment basis and also may record additional income (loss) in equity method investments.

The Company’s investments in the preferred stock of Innoplexus, GABA, and Beckley Psytech Limited are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock.

During the three and six months ended June 30, 2024 and 2023, the Company evaluated all of its other investments to determine if certain events or changes in circumstance had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

During the three and six months ended June 30, 2024 and 2023 there were no observable changes in price recorded related to the Company’s Other investments.

As of June 30, 2024 and December 31, 2023, the carrying values of Other investments, which consisted of investments in the investee’s preferred stock not in the scope of ASC 323 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Beckley Psytech Limited	$32,355	$—
GABA Therapeutics, Inc.	26	1,838
Innoplexus AG	—	—
Total	$32,381	$1,838

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

In connection with the SSA, the Company acquired, pursuant to an equity warrant instrument between the Company and Beckley Psytech, 24,096,385 warrants to purchase an amount of Series C shares equal to the lesser of (i) 24,096,385 Series C Shares; or (ii) such number of Series C Shares (rounded up to the nearest whole number) as immediately after their issuance would, together with all shares held by the Company in the issued share capital of Beckley Psytech, equal less than 50% of Beckley Psytech’s fully diluted share capital, and each such warrant is exercisable at an exercise price of $2.158 per share ("Series C Warrants").

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

As of June 30, 2024, Beckley Psytech has not made any draws against the escrow account. The Company reflects the $5.0 million Beckley Psytech may draw down at its sole discretion and the remaining $10.0 million held in escrow in Short term restricted cash for other investments within the unaudited condensed consolidated balance sheets as of June 30, 2024.

Additional Warrants

In May 2024, Beckley Psytech issued equity pursuant to the deferred equity arrangement, and per the SSA, the Company received 4,393,400 warrants.

As of June 30, 2024, the Additional Warrants had a fair value of $3.4 million recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheet. The Company recorded a change in fair value of $0.7 million and $0.7 million for the three and six months ended June 30, 2024 within the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations, respectively.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of June 30, 2024.

The Company's ownership of GABA common stock was 7.2% and 3.6% as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones. In accordance with the Amended GABA PSPA, the Company also has the option but not the obligation to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment. As of June 30, 2024 and December 31, 2023, the investment in GABA’s preferred stock was recorded in Other Investments on the unaudited condensed consolidated balance sheets.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. During the three months ended June 30, 2024 and 2023, the

Company recognized its proportionate share of GABA’s net loss of $0.3 million and $1.9 million as losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company recognized its proportionate share of GABA’s net loss of $2.0 million and $2.9 million, respectively, as losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.3 million and $2.4 million as of June 30, 2024 and December 31, 2023, which is included in Other liabilities in the Company’s condensed consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative under ASC 321.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of June 30, 2024.

The carrying value of the Company’s investment in Innoplexus was zero as of June 30, 2024 and December 31, 2023.

The Company's ownership of Innoplexus common stock was 35.0% as of June 30, 2024 and December 31, 2023.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	June 30, 2024	December 31, 2023
	GABA	GABA
Current assets	$494	$1,720
Total assets	$494	$1,720

Current liabilities	$1,381	$1,546
Total liabilities	$1,381	$1,546

Statements of operations

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
	GABA	GABA
Loss from continuing operations	$(273)	$(1,928)
Net loss	$(273)	$(1,928)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	GABA	GABA
Loss from continuing operations	$(1,974)	$(2,961)
Net loss	$(1,974)	$(2,961)

6. Notes Receivable

In May 2024, IntelGenx announced that its board of directors authorized IntelGenx to bring an application in the Quebec Superior Court to seek protection from creditors under the CCAA to allow time to review its strategic alternatives. IntelGenx was granted protection pursuant to an Initial Order, which also authorized interim DIP Financing provided by the Company in order to allow IntelGenx to continue its operations during a restructuring process. Subsequently, IntelGenx obtained SISP Approval Order. As part of the SISP Approval Order, the Court approved the agreement of purchase and sale between IntelGenx and the Company, solely for the purpose of constituting the Stalking Horse Bid under the SISP. The Stalking Horse Bid establishes a baseline price and deal structure for the solicitation of superior bids from qualified interested parties. As of June 30, 2024, the SISP was still ongoing.

As of June 30, 2024, considering all facts and circumstances, the Company has estimated the fair value of the various notes receivables with IntelGenx on a liquidation basis based on the expected recoverable amount considering the seniority of the debt and market data for expected recoveries. The Initial Order is an event of default under the terms of the various notes receivables and accordingly, the notes receivables have all been reflected as short term as of June 30, 2024.

IntelGenx Term Loan, as amended

In March 2021, the Company and IntelGenx entered into a loan agreement (the "Original Loan Agreement") under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. In September 2021, the Company entered into an amended and restated loan agreement which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million, collectively the "Initial Tranches". The additional $6.0 million loan amount was funded via two separate $3.0 million tranches in January 2022 and January 2023. The loan bears an annualized interest rate of 8% and such interest is accrued daily.

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

Effective September 2023, the Company and IntelGenx entered into a second amendment to the amended and restated loan agreement (the "Second Amendment") which, subject to obtaining certain shareholder approvals, entitles the Company to convert any portion of the outstanding and unpaid principal and accrued interest into common shares of IntelGenx at a conversion price per share of $0.185 (the "Conversion Feature"). There are limits over the conversion of the IntelGenx Term Loan (as defined below), along with Initial Units, Subsequent Units, and Call Options Units into common shares.

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

In March 2024, the Company and IntelGenx entered into the Third Amendment (together with the Original Loan Agreement, the First Amendment, and the Second Amendment, the "IntelGenx Term Loan") pursuant to which the Company immediately provided an additional $1 million term loan ("Tranche 1 Additional Term Loan"), and would provide an additional $1 million term loan ("Tranche 2 Additional Term Loan") contingent upon certain of the Company's clinical milestones. The IntelGenx Term Loan, as amended includes a conversion feature that allows for:

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

In connection with the Third Amendment, the Company received warrants to purchase up to 4 million shares of IntelGenx Common Shares at an exercise price of $0.17, subject to certain adjustments and beneficial ownership limitations, which were recorded at fair value of $0.4 million in Other investments held at fair value in the consolidated balance sheet, with a corresponding deferred vendor credit included in Other liabilities in the consolidated balance sheet. See Note 5 above for further discussion.

As a result of the Third Amendment, the Company recorded the Tranche 1 Additional Term Loan principal of $1.0 million in Convertible notes receivable – related party on the consolidated balance sheet.

In May 2024, the Company paid the Tranche 2 Additional Term Loan and recorded the principal of $1.0 million in Convertible notes receivable – related party on the consolidated balance sheet.

As of June 30, 2024, the $6.8 million fair value of the amended IntelGenx Term Loan was recorded in Short term convertible notes receivable - related party on the consolidated balance sheet. As of December 31, 2023, the $8.6 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the consolidated balance sheet. For the three months ended June 30, 2024, the Company recorded $5.5 million in Change in fair value of assets and liabilities, net for the change in fair value of IntelGenx Term Loan. For the six months ended June 30, 2024, the Company recorded $4.1 million in Change in fair value of assets and liabilities, net for the change in fair value of IntelGenx Term Loan.

For the three months ended June 30, 2024 and 2023, the Company recognized zero and $0.2 million of interest income, respectively, associated with the IntelGenx Term Loan. For the six months ended June 30, 2024 and 2023, the Company recognized zero and $0.4 million of interest income, respectively, associated with the IntelGenx Term Loan.

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

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The convertible promissory notes related to the debenture units are accounted for at fair value under ASC 320 and recorded in Short term convertible notes receivable - related party in the consolidated balance sheet. The Company will recognize unpaid interest and subsequent changes in fair value of the convertible promissory notes related to the debenture units as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

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

As of June 30, 2024, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes were $0.9 million and $0.3 million, respectively, and recorded in Short term convertible notes receivable - related party in the consolidated balance sheets. As of December 31, 2023, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes were $1.8 million and $0.5 million, respectively, and recorded in Convertible notes receivable – related party in the consolidated balance sheets.

For the three months ended June 30, 2024, the Company recognized $1.1 million and $0.4 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes and 2023 Subsequent Notes, respectively in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2024, the Company recognized $0.9 million and $0.2 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes and 2023 Subsequent Notes, respectively in its unaudited condensed consolidated statements of operations.

Debtor-in-Possession Loan

In May 2024, pursuant to the Initial Order authorizing the DIP Financing, the Company and IntelGenx entered into a senior secured super-priority, interim, non-revolving multiple draw credit facility ("DIP Loan") up to a maximum of CDN 8.0 million (USD $5.9 million). The DIP Loan bears an annualized interest rate equal to the National Bank of Canada prime rate, which was 6.95% at June 30, 2024. The outstanding principal and interest of the DIP Loan is due and payable on the earlier of (i) September 30, 2024, (ii) the termination of the stay period in the CCAA proceedings, (iii) the CCAA proceedings are converted into a bankruptcy or receivership, (iv) implementation of a restructuring plan or sale of the IntelGenx business during the CCAA proceedings, or (v) an event of default as defined in the DIP Loan agreement.

The Company qualified for and elected to account for the DIP Loan under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the DIP Loan. The DIP Loan is accounted for at fair value under ASC 825 and recorded in Short term notes receivable - related party, net in the unaudited condensed consolidated balance sheet. The Company will recognize unpaid interest and subsequent changes in fair value of the DIP Loan Note as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations.

As of June 30, 2024, IntelGenx has drawn CDN 2.6 million (USD $1.9 million) pursuant to the DIP Loan. As of June 30, 2024, the fair value of the DIP Loan was $1.6 million and recorded in Short term notes receivable - related party, net in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company recognized $0.2 million in Change in fair value of assets and liabilities, net relating to the DIP Loan in its unaudited condensed consolidated statements of operations.

The Company is committed to fund IntelGenx up to an additional CDN $5.4 million (USD 4.0 million ) as of June 30, 2024. Accordingly, the Company recorded a liability for the remaining balance of the DIP Loan ("Subsequent DIP Loan Commitment"). The Company qualified for and elected to account for the Subsequent DIP Loan Commitment under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the Subsequent DIP Loan Commitment. The Subsequent DIP Loan Commitment is accounted for at fair value under ASC 825 and recorded at fair value and is recorded in Other current liability in the unaudited condensed consolidated balance sheet. The Company will recognize changes in fair value of the contingent forward as Other income (expense), net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations.

As of June 30, 2024, the fair value of the Subsequent DIP Loan Commitment was $0.7 million and recorded in Other current liability in the unaudited condensed consolidated balance sheet. For the three and six months ended June 30, 2024, the Company recognized no change in fair value.

IntelGenx 2023 Term Loan Note

In December 2023, the Company and IntelGenx entered into a new term loan agreement under which the Company provided the aggregate principal amount of $500,000 (the “2023 Term Loan Note”). The loan bears an annualized interest rate of 14.0% compounding monthly. Principal and interest outstanding shall be due and payable from proceeds of future IntelGenx fundraising. The outstanding principal and interest on the 2023 Term Loan Note is due and payable under the terms of the agreement.

The Company qualified for and elected to account for the 2023 Term Loan Note under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the 2023 Term Loan Note. The IntelGenx 2023 Term Loan Note is accounted for at fair value under ASC 825 and recorded in Short term notes receivable - related parties, net in the consolidated balance sheet. The Company will recognize unpaid interest and subsequent changes in fair value of the Intelgenx 2023 Term Loan Note as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, the 2023 Term Loan Note had a fair value of $0.2 million and $0.5 million, respectively and recorded in Short term notes receivable - related parties, net.

For the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.3 million, respectively in Change in fair value of assets and liabilities, net relating to the IntelGenx 2023 Term Loan Note in its unaudited condensed consolidated statements of operations.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,031	$—	$—	$7,031
Investment in securities at fair value:
U.S. treasuries	—	50,832	—	50,832
U.S. government agencies	—	18,181	—	18,181
Other investments held at fair value	57,777	—	3,364	61,141
Short term convertible notes receivable - related party	—	—	7,976	7,976
Short term notes receivable - related party, net	—	—	1,895	1,895
	$64,808	$69,013	$13,236	$147,057
Liabilities:
Other current liability	$—	$—	$680	$680
Contingent consideration liability - related parties	—	—	580	580
Contingent consideration liability	—	—	1,373	1,373
2018 convertible promissory note conversion option - related party	—	—	1,110	1,110
2018 convertible promissory note conversion option	—	—	1,815	1,815
	$—	$—	$3,063	$3,063

	Fair Value Measurements as of
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56	$—	$—	$56
Investment in securities at fair value:
U.S. treasuries	—	67,119	—	67,119
Corporate notes/bonds	—	5,007	—	5,007
U.S. government agencies	—	37,097	—	37,097
Other investments held at fair value	83,701	—	6,124	89,825
Convertible notes receivable - related party	—	—	11,202	11,202
	$83,757	$109,223	$17,326	$210,306
Liabilities:
Contingent consideration liability - related parties	$—	$—	$620	$620
Contingent consideration liability	—	—	1,637	1,637
2018 convertible promissory note conversion option	—	—	2,385	2,385
	$—	$—	$4,643	$4,643

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

For three months ended June 30, 2024 and 2023, the Company recognized a $1.1 million and $0.5 million gain, respectively, related to the change in fair value in its available for sale securities recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For six months ended June 30, 2024 and 2023, the Company recognized a $2.3 million and $1.5 million gain, respectively, related to the change in fair value in its available for sale securities recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

As described in Note 5 above, pursuant to the August 2023 financing, the Company determined that it no longer had significant influence and accounted for its COMPASS investment at fair value under ASC 321 with any changes in fair value recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value. For the three and six months ended June 30, 2024, the Company recorded $21.8 million and $25.9 million of Change in fair value of assets and liabilities, net, respectively.

IntelGenx

As described in Note 5, the Company's investment in IntelGenx includes common shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, (the 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants are collectively referred to as the “Warrants”), and Call Option. The Company determined that the Warrants and the Call Option do not meet the definition of a derivative instrument under ASC 815. The Company has classified the common shares as Level 2 assets and the Warrants and the Call Option as Level 3 assets in the fair value hierarchy. The Warrants and Call Option are measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

In May 2024, IntelGenx announced that its board of directors authorized IntelGenx to bring an application in the Quebec Superior Court to seek protection from creditors under the CCAA to allow time to review its strategic alternatives. IntelGenx was granted protection pursuant to an Initial Order, which also authorized interim DIP Financing provided by the Company in order to allow IntelGenx to continue its operations during a restructuring process. Concurrent with the CCAA application, trading in the common shares of IntelGenx on the Toronto Stock Exchange has been halted.

As of June 30, 2024, considering all facts and circumstances, the Company has estimated zero fair value the Warrants and the Call Option.

As of December 31, 2023, the fair value of IntelGenx Common Shares was estimated by applying a discount for lack of marketability (DLOM) of 5.0%. The Company estimated a DLOM in connection with the valuation of the IntelGenx Common Shares to reflect the unregistered nature of the IntelGenx Common Shares.

The fair value of IntelGenx Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was zero as of June 30, 2024 and December 31, 2023.

As of December 31, 2023, the Warrants and Call Option were recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying IntelGenx Common Shares at the valuation measurement date, the remaining contractual term of the Warrants and Call Option, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying IntelGenx Common Shares. The expected volatility is based on a peer group volatility which is a Level 3 input within the fair value hierarchy.

As of June 30, 2024, the fair value of the 2023 Initial Warrants, 2023 Subsequent Warrants, 2024 Warrants and Call Option were all zero and recorded in Other investments held at fair value in the consolidated balance sheets. As of December 31, 2023, the fair value of the 2023 Initial Warrants, the 2023 Subsequent Warrants and Call Option was $0.7 million, $0.2 million and $5.2 million, respectively, and recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheets.

The significant unobservable inputs that are included in the valuation of the Warrants and Call Option as of December 31, 2023 are (i) estimated market value of the underlying IntelGenx Common Shares of $0.13, including discount for lack of marketability of 5% and (ii) volatility of 100% for the period.

An additional significant unobservable input that is included in the valuation of the Call Option as of December 31, 2023 is discount rate of 45.9% based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk.

Beckley Psytech

Under the Beckley Psytech SSA, the Company will have the right to receive Additional Warrants to purchase Series C Shares in the event Beckley Psytech issues equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech. The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the condensed consolidated statement of operations in the Change in fair value of assets and liabilities, net. The Additional Warrants have a fair value of $3.4 million as of June 30, 2024.

The significant unobservable inputs that are included in the valuation of the Additional Warrants as of June 30, 2024 are (i) probability of issuances under the deferred equity arrangement of 50%-100%, and (ii) volatility of 90%.

IntelGenx notes receivable

As described in Note 6, the Company's notes receivable with IntelGenx include the IntelGenx Term Loan, the 2023 Initial Notes, the 2023 Subsequent Notes, the DIP Loan, and the 2023 Term Loan Note.

Concurrent with the Initial Order, the Company has estimated the fair value of the various notes receivables with IntelGenx on a liquidation basis based on the expected recoverable amount considering the seniority of the debt and market data for expected recoveries.

As of June 30, 2024, the significant unobservable inputs that are included in the valuation of the IntelGenx notes receivable includes an 82.5% recovery rate for the DIP Loan; a 54.8% recovery rate for the IntelGenx Term Loan; and a 37.6% recovery rate for each of the 2023 Initial Notes, the 2023 Subsequent Notes, and the 2023 Term Loan Note.

IntelGenx subsequent DIP loan commitment

As described in Note 6, the Company is committed to fund up to an additional CDN $5.4 million (USD $4.0 million) pursuant to the DIP Loan. For the Subsequent DIP Loan Commitment, the Company estimated the fair value based on the present value of the estimated net fair value of the Subsequent DIP Loan Commitment based on market data and expected future payments pursuant to the DIP Loan.

As of June 30, 2024, the significant unobservable input that is included in the valuation of the Subsequent DIP Loan Commitment is a 82.5% recoverability rate for the DIP Loan.

Contingent consideration liability – related parties

The contingent consideration liability—related parties in the table above relates to milestone and royalty payments in connection with the 2018 acquisition of Perception Neuroscience Holdings, Inc. (“Perception”) and Innaris. The fair value of the contingent consideration liability—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
the probability and timing of achieving the specified milestones and royalties as of each valuation date,
•
the probability of executing the license agreement,
•
the expected first year of revenue, and
•
market-based discount rates.

Perception

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of June 30, 2024 and December 31, 2023, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.6 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively.

The fair value of the Perception contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		June 30, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	16.4%	13.5%
	Probability of the milestone	28.0%	28.0%
Discounted cash flow with SBM	Royalty contingent consideration:
	Discount rate for royalties	15.1%-16.5%	13.0% - 14.2%
	Discount rate for royalties on milestones	15.1%-16.5%	13.0% - 14.2%
	Probability of success rate	28.0%	13.4% - 28.0%

InnarisBio

The fair value of the contingent milestone and royalty liabilities for InnarisBio was immaterial as of June 30, 2024 and December 31, 2023, respectively.

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

DemeRx

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”), in exchange for consideration that included, among other items, earn-out consideration of up to an additional $8.0 million payable to DemeRx, Inc. contingent upon the achievement of certain development milestones directly related to DemeRx’s oral capsule formulation of ibogaine (“DMX-1002”) program. The earn-out consideration was recorded at fair value in contingent consideration as a liability under ASC 480 and the fair value is adjusted each quarter and reflected in other income and expense in the statement of operations.

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of June 30, 2024 and December 31, 2023 used inputs that were unobservable inputs with the most significant being the discount rates and the probability of success of certain clinical milestones, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $1.2 and $1.4 million as of June 30, 2024 and December 31, 2023.

The fair value of the DemeRx contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		June 30, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	15.9%-16.5%	13.9%
	Probability of the milestone	20.0% - 25.0%	20.0% - 25.0%

TryptageniX

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.2 million as of June 30, 2024, and December 31, 2023, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Convertible Promissory Note

As described in Note 11, in December 2023 and April 2024, the Company entered into subscription agreements with each of a noteholder and a related party noteholder, respectively (together the "Subscription Agreement") whereby each of the noteholder and the related party noteholder exchanged their ATAI Life Sciences AG notes (the "Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. (the "New NV Notes"). The exchange resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability and Convertible promissory notes and derivative liability - related party, respectively, in the unaudited condensed consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recognized a loss of $4.8 million and $3.1 million, respectively, as a result of the change in fair value of the New NV Notes.

The conversion option fair value was estimated utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the Conversion Feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based upon the historical volatility of daily lognormal returns on atai shares, which is a Level 3 input within the fair value hierarchy.

The significant unobservable input that is included in the valuation of the Conversion Feature as of June 30, 2024 and December 31, 2023 is volatility of 70.0% and 78.6%, respectively.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	IntelGenx Debt (1)	IntelGenx Investments Held at Fair Value (2)	IntelGenx Subsequent DIP Loan Commitment	Contingent Consideration Liability - Related Parties (3)	Contingent Consideration Liability (4)	New NV Notes Conversion Feature	Beckley Psytech Additional Warrants
Balance as of December 31, 2023	$11,202	$6,124	$—	$620	$1,637	$2,385	$—
Initial fair value of instrument	988	420	—	—	—	—	2,645
Change in fair value, including interest	1,712	1,429	—	(13)	(231)	1,734	—
Balance as of March 31, 2024	$13,902	$7,973	$—	$607	$1,406	$4,119	$2,645
Initial fair value of instrument	3,425	—	680	—	—	3,590	—
Change in fair value, including interest	(7,455)	(7,973)	—	(27)	(32)	(4,780)	720
Balance as of June 30, 2024	$9,872	$—	$680	$580	$1,373	$2,929	$3,364

Contingent Consideration Liability - Related Parties
Balance as of December 31, 2022	$953
Change in fair value, including interest	(35)
Balance as of March 31, 2023	$918
Change in fair value, including interest	(76)
Balance as of June 30, 2023	$842

(1)
Includes the IntelGenx Term Loan, the 2023 Initial Notes, the 2023 Subsequent Notes, the DIP Loan, and the 2023 Term Loan Note.
(2)
Includes the 2023 Initial Warrants, the 2023 Subsequent Warrants, the 2024 Warrants, and the Call Option Units.
(3)
Includes Perception milestone based contingent consideration liability.
(4)
Includes contingent consideration liability related to DemeRx IB Stock Purchase and contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Tax receivables	$2,204	$1,752
Prepaid research and development related expenses	1,528	1,822
Other	899	846
Prepaid insurance	59	1,410
Total	$4,690	$5,830

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued accounting, legal, and other professional fees	$4,735	$5,468
Accrued external research and development expenses	3,753	3,031
Accrued payroll	2,813	4,941
Other liabilities	1,044	1,101
Taxes payable	346	715
Accrued restructuring costs	220	—
Total	$12,911	$15,256

10. Leases

The Company leases certain office space under long-term operating leases that expire at various dates through 2028. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of June 30, 2024 was 3.8 years. The weighted-average discount rate for the Company’s operating leases as of June 30, 2024 was 12.8%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Right-of-use assets	Operating lease right-of-use asset, net	$1,043	$1,223
Current lease liabilities	Current portion of lease liability	239	275
Non-current lease liabilities	Non-current portion of lease liability	838	990

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three and six months ended June 30, 2024 and 2023 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost Components	Statement of Operations Classification	2024	2023	2024	2023
Operating lease cost	Operating expenses: General and administrative	$109	$145	$230	$280
Short-term lease cost	Operating expenses: General and administrative	43	88	77	180
Total lease cost		$152	$233	$307	$460

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2024 (excluding six months ended June 30, 2024)	$180
2025	359
2026	359
2027	359
2028	120
Total lease payments	1,377
Less: Imputed interest	(300)
Present value of lease liabilities	$1,077

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$224	$187
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,356

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

Exchange of 2020 Convertible Promissory Notes

In November 2023 and April 2024, a noteholder and a related party noteholder, respectively, of the October 2020 notes and ATAI Life Sciences AG executed exchange agreements (together the "Exchange Agreements") where each noteholder agreed to exchange its 2020 convertible notes issued by ATAI Life Sciences AG ("Old AG Notes') into the same principal amount of new convertible notes issued by ATAI Life Sciences NV ("New NV Notes"). The New NV Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each New NV Note has a face value of €1 and is convertible into sixteen shares of ATAI Life Sciences NV upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity. The New NV Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the New NV Notes may no longer be exercised.

In December 2023 and April 2024, the Company entered into subscription agreements with each of the noteholder and related party noteholder, respectively (together the "Subscription Agreements") and exchanged their respective Old AG Notes into New NV Notes. The Company determined that the note exchanges were modifications of the debt. The Exchange Agreements and Subscription Agreements resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the Exchange Agreements modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability in the unaudited condensed consolidated balance sheet. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recognized a gain of $4.8 million $3.1 million, respectively, as a result of the change in fair value of the New NV Notes.

As of June 30, 2024 and December 31, 2023, the fair value of the Convertible promissory note and derivative liability was $2.0 million and $2.7 million, respectively. As of June 30, 2024, the fair value of the Convertible promissory note and derivative liability - related party was $1.3 million. As of December 31, 2023, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.2 million and $1.5 million, respectively.

Term Loan

Hercules Loan and Security Agreement

In August 2022 (the “Closing Date”), the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement the “Initial Hercules Loan Agreement”. The Initial Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (as amended by the First Amendment and the Second Amendment, the “2022 Term Loan Facility”).

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

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Hercules Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the Company and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of June 30, 2024, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

In addition, the Company is required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date, (ii) the date that the Company prepays, in full or in part, the principal balance of the 2022 Term Loan Facility, or (iii) the date that the outstanding balance of the 2022 Term Loan Facility becomes due and payable. The End of Term Charge is 6.95% of the aggregate original principal amount of the term loans so repaid or prepaid under the Hercules Loan Agreement.

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

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income, net in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2024 and 2023, interest expense included $0.1 million and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility. During the six months ended June 30, 2024 and 2023, interest expense included $0.2 million and $0.2 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal amount	$15,000	$15,000
End of the term charge	1,042	1,042
Less: unamortized issuance discount	(165)	(204)
Less: unamortized issuance costs	(68)	(84)
Less: unamortized end of term charge	(573)	(707)
Net carrying amount	15,236	15,047
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$15,236	$15,047

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $16.0 million as of June 30, 2024, and $16.2 million as of December 31, 2023, respectively. The fair value of the debt obligations under the 2022 Term Loan Facility represent Level 3 measurements within the fair value hierarchy.

12. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of supervisory directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of June 30, 2024 and December 31, 2023, no cash dividends have been declared or paid.

In November 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell its common shares, nominal value €0.10 per share, having an aggregate offering price of up to $150,000,000, from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent.

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

As of June 30, 2024, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of June 30, 2024, 39,778,010 shares were available for future grants under the 2021 Incentive Plan.

As of June 30, 2024, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a five-year or ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2023 to June 30, 2024:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	39,066,454		$4.62	5.56	$6,294
Granted	10,397,294	(1)	1.80	—	—
Exercised	(296,531)		2.13	—	—
Cancelled or forfeited	(6,229,431)		3.17	—	—
Outstanding as of June 30, 2024	42,937,786	(2)	$3.83	5.93	$5,095
Options exercisable as of June 30, 2024	23,168,883		$4.71	3.88	$4,369

(1)
Includes (a) 7,757,000 stock options with 25% vesting on January 1, 2025 and the remaining over a three-year service period, (b) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, (c) 697,200 stock options that will vest over a four-year service period, (d) 515,000 stock options that will vest after a one-year service period, and (e) 412,000 stock options with 33% vesting on the first anniversary of the grant date and the remaining over a two-year service period.

(2)
The 19,768,904 outstanding unvested stock options includes (a) 10,147,156 stock options that will continue to vest over a one to four-year service period, (b) 7,513,000 options with 25% vesting on January 1, 2025 and the remaining over a three-year service period, (c) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, (d) 992,654 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, and (e) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 was $1.22. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $0.96.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the six months ended June 30, 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	June 30,
	2024	2023
Weighted average expected term in years	5.94	6.07
Weighted average expected stock price volatility	73.6%	86.4%
Risk-free interest rate	3.78% - 4.39%	3.50% - 3.92%
Expected dividend yield	0%	0%

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $5.9 million and $7.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $11.0 million and $14.7 million, respectively.

As of June 30, 2024, total unrecognized compensation cost related to the unvested stock options was 29.2 million, which is expected to be recognized over a weighted average period of 2.18 years.

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

The following is a summary of restricted stock unit activity from December 31, 2023 to June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,944,935	$1.18
Granted	—	—
Vested	1,469,063	1.18
Forfeited	309,455	1.18
Unvested at June 30, 2024	1,166,417	$1.18

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.8 million and $0.6 million, respectively.

The total fair value of restricted stock units vested during the six months ended June 30, 2024 was $1.7 million. As of June 30, 2024, total unrecognized compensation cost related to the unvested stock-based awards was $1.0 million, which is expected to be recognized over a weighted average period of 0.70 years.

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

The following is a summary of stock option activity from December 31, 2023 to June 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,921,829	6.64	12.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of June 30, 2024	6,921,829	$6.64	11.59	$—
Options exercisable as of June 30, 2024	6,921,829	$6.64	11.59	—

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of zero and $0.9 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.1 million and $1.8 million, respectively.

As of June 30, 2024, there was no unrecognized compensation cost related to the unvested stock-based awards.

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

For the three months ended June 30, 2024 and 2023, the Company recorded share-based compensation expense of $0.1 million and $0.1 million, respectively, in relation to subsidiary EIPs. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.2 million and $0.2 million, respectively, in relation to subsidiary EIPs. As of June 30, 2024, there was $0.1 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 1.51 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the unaudited condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three and six months ended June 30, 2024, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended June 30, 2024
	Atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$2,325	$—	$15	$2,340
General and administrative	3,935	—	7	$3,942
Total share based compensation expense	$6,260	$—	$22	$6,282

	For the six months ended June 30, 2024
	Atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$4,368	$—	$120	$4,488
General and administrative	7,424	117	13	$7,554
Total share based compensation expense	$11,792	$117	$133	$12,042

The following table summarizes the total stock-based compensation expense by function for the three and six months ended June 30, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended June 30, 2023
	Atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$3,168	$—	$107	$3,275
General and administrative	4,580	894	13	$5,487
Total share based compensation expense	$7,748	$894	$120	$8,762

	For the six months ended June 30, 2023
	Atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$6,528	$—	$213	$6,741
General and administrative	8,890	1,768	25	$10,683
Total share based compensation expense	$15,418	$1,768	$238	$17,424

14. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded an immaterial amount and $0.2 million in income tax expense for the three months ended June 30, 2024 and 2023. The Company recorded an immaterial amount and $0.4 million in income tax expense for the six months ended June 30, 2024 and 2023. The income tax expense during these periods was primarily driven by current tax on earnings of subsidiaries in Australia, the United States, and the United Kingdom. The decrease in income tax expense shown in 2024 was primarily driven by a reduction in earnings in Australia and the United States. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(57,369)	$(33,771)	$(84,747)	$(68,126)
Net loss attributable to noncontrolling interests	(57)	(729)	(722)	(1,948)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(57,312)	$(33,042)	$(84,025)	$(66,178)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	160,387,701	155,792,490	159,643,518	155,793,323
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.36)	$(0.21)	$(0.53)	$(0.42)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2024	2023
Options to purchase common stock	42,937,787	41,893,189
HSOP options to purchase common stock	6,921,829	6,921,829
2018 convertible promissory notes - related parties	2,367,200	6,201,824
2018 convertible promissory notes	3,818,704	—
Unvested restricted stock units	1,166,417	3,171,135
	57,211,937	58,187,977

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

For the three and six months ended June 30, 2024 and 2023 there were no milestones achieved under the Otsuka Agreement.

For the three and six months ended June 30, 2024 and 2023 the company recognized $0.3 million and $0.2 million of license revenue related to certain research and development services.

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

During the three and six months ended June 30, 2024 and 2023, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three and six months ended June 30, 2024 and 2023, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three and six months ended June 30, 2024 and 2023, Kures made no material payments or share issuances in connection with the Columbia agreement.

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

In January 2022, in accordance with the Invyxis ESLA, Invyxis paid an upfront deposit of $1.1 million, which was capitalized as prepaid research and development expense. In December 2022, the Company executed an amendment to the Invyxis ESLA, which reduced the upfront deposit from $1.1 million to $0.5 million. As such, the remaining $0.6 million was applied against research and development expense incurred. The Company will expense the remaining deposit as the services are performed as a component of research and development expense in the consolidated statements of operations. As of June 30, 2024, the upfront deposit has been applied against research and development expenses in the consolidated statement of operations.

During the three months ended June 30, 2024 and 2023, the Company recorded an immaterial amount and $0.6 million, respectively, as research and development expense in the unaudited condensed consolidated statement of operations. During the six months ended June 30, 2024 and 2023, the Company recorded $0.4 million and $1.1 million, respectively, as research and development expense in the unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2024 and 2023, respectively, Invyxis made no other service fee payments to Dalriada.

18. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 20.2% and 19.7% of the outstanding common stock in the Company as of June 30, 2024 and December 31, 2023, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.4% and 6.5% of the outstanding common stock in the Company as of June 30, 2024 and December 31, 2023, respectively.

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

As a result of the 2024 Consulting Agreement, for the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations. Additionally, as a result of the Consulting Agreement, for the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.4 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2024 and 2023, the Company recorded $0.1 million and $0.1 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the Company's board of supervisory directors. Additionally, for the six months ended June 30, 2024 and 2023, the Company recorded $0.3 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the Company's board of supervisory directors.

19. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.1 million and $0.1 million of related compensation expense for the three months ended June 30, 2024 and 2023. Additionally, the Company recognized $0.3 million and $0.3 million of related compensation expense for the six months ended June 30, 2024 and 2023.

20. Corporate Restructuring

2024 Restructuring

In February 2024, the Company restructured its workforce and eliminated approximately 10% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the six months ended June 30, 2024, resulted in $2.0 million of restructuring expense, which consisted of 1.6 million of cash expenditures for severance and other employee separation-related costs and $0.4 million of stock-based compensation expense. Of the restructuring expense, for the three and six months ended June 30, 2024, $0.3 million and $1.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of June 30, 2024, net restructuring liabilities totaled approximately $0.2 million included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

2023 Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the six months ended June 30, 2023, resulted in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of stock-based compensation expense. Of the restructuring expense, for the three and six months ended June 30, 2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of June 30, 2023, net restructuring liabilities totaled approximately $0.1 million included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the six months ended June 30, 2024 and 2023 is as follows:

	As of June 30,
	2024	2023
Restructuring costs expensed during the period	1,984	3,194
Non-cash impact of stock-based compensation	(358)	(195)
Cash payments of restructuring liabilities, net	(1,406)	(2,908)
Ending Restructuring liability	220	91

21. Subsequent Events

In July 2024, Phase 1 of the IntelGenx SISP (see Note 5 for further discussion) did not result in alternative superior bids. The Company and IntelGenx have initiated the process to complete the purchase and sale transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in our Form 10-K filed with the SEC on March 28, 2024. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" in our Annual Report on Form 10-K dated and filed with the SEC on March 28, 2024, and may be updated from time to time in our other filings with the SEC.

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $84.0 million and $66.2 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, our accumulated deficit was $635.0 million and $550.9 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs and business development that we expect to generate meaningful data in the near term, and therefore prioritizing programs and opportunities that we believe have the highest return potential and value. As a result, in late 2023, we finalized and entered into agreements through which we disposed of our equity interests in Psyber, Inc. and TryptageniX Inc. In 2024, our strategic investment in Beckley Psytech Limited added more programs to our diverse portfolio of clinical-stage psychedelic candidates with multiple upcoming clinical readouts. We are also exploring other opportunities, including but not limited to seeking strategic partnership options, for example, with Recognify Life Sciences, Inc. and Perception Neuroscience Holdings, Inc.

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

Clinical Pipeline Recent Advancements

VLS-01 (N,N-Dimethyltryptamine; (“DMT”) for Treatment-Resistant Depression ("TRD")

Recent Advancements:

•
VLS-01 is an oral transmucosal film (OTF) formulation of DMT designed to fit within the two-hour in-clinic treatment paradigm.
•
In August 2024, we announced positive topline data from the Phase 1b trial of VLS-01 buccal film in 17 healthy participants. Peak plasma concentration of VLS-01 occurred within 30-45 minutes. VLS-01 was shown to induce a short psychedelic experience, with subjective effects generally resolving within 90-120 minutes.
•
VLS-01 demonstrated a favorable safety profile and was well tolerated with all adverse events classified as either mild or moderate, and most resolving on the day of dosing. The most common treatment-emergent adverse events (TEAEs) were headache, dissociation, euphoric mood and nausea.
•
We expect to initiate a randomized, double-blind, placebo-controlled Phase 2 study to assess the safety and efficacy of repeated doses of VLS-01 buccal film in patients with TRD around year-end 2024.

EMP-01: R-enantiomer of 3,4-methylenedioxy-methamphetamine (R-MDMA) for Social Anxiety Disorder (SAD)

Recent Advancements

•
EMP-01 is an oral formulation of R-MDMA that demonstrated a unique, dose-dependent subjective effect profile in a Phase 1 trial that was generally found to be more similar to classical psychedelics rather than to MDMA.

•
We expect to initiate an exploratory, randomized, double-blind, placebo-controlled Phase 2 study to assess the safety, tolerability and efficacy of EMP-01 in adults with SAD around year-end 2024.
•
SAD is an area of high unmet medical need with approximately 18 million people in the U.S. diagnosed in the past year and no novel molecules approved in over two decades.

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

Change in fair value of assets and liabilities, net

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

Change in fair value of short term notes receivable - related party, net

Change in fair value of short term notes receivable - related party, net, consists of subsequent remeasurements of our convertible notes receivable with IntelGenx for which we have elected the fair value option.

Change in fair value of other investments held at fair value

Change in fair value of other investment held at fair value consists of subsequent remeasurements of our investments held at fair value, including COMPASS Pathways plc ("COMPASS"), IntelGenx Technologies Corp. ("IntelGenx"), and Beckley Psytech Limited ("Beckley Psytech") for which we have elected the fair value option.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of June 30, 2024. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law.

We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of June 30, 2024, we had no additional unrecognized tax benefits and the Company accrued interest on the tax positions recognized in 2023 through June 30, 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023 (unaudited)

	For the three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
License revenue	$273	$172	$101	58.7%
Operating expenses:
Research and development	12,605	15,476	(2,871)	(18.6%)
General and administrative	13,397	16,558	(3,161)	(19.1%)
Total operating expenses	26,002	32,034	(6,032)	(18.8%)
Loss from operations	(25,729)	(31,862)	6,133	(19.2%)
Other income (expense), net:
Interest income	118	303	(185)	(61.1%)
Interest expense	(702)	(658)	(44)	6.7%
Benefit from research and development tax credit	381	—	381	100.0%
Change in fair value of assets and liabilities, net	(30,600)	602	(31,202)	(5183.1%)
Foreign exchange gain (loss), net	122	(9)	131	(1455.6%)
Other expense, net	(667)	(34)	(633)	1861.8%
Total other income (expense), net	(31,348)	204	(31,552)	(15466.7%)
Loss before income taxes	(57,077)	(31,658)	(25,419)	80.3%
Provision for income taxes	(19)	(185)	166	(89.7%)
Losses from investments in equity method investees, net of tax	(273)	(1,928)	1,655	(85.8%)
Net loss	$(57,369)	$(33,771)	$(23,598)	69.9%
Net loss attributable to noncontrolling interests	(57)	(729)	672	(92.1%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(57,312)	$(33,042)	$(24,270)	73.5%

License Revenue

We recognized $0.3 million and $0.2 million of license revenue for the three months ended June 30, 2024 and 2023, respectively, related to certain research and development services performed by the Company pursuant to the Otsuka Agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Psychedelic Programs
VLS-01	$2,809	$2,104	$705	33.5%
IBX-210 & DMX-1002	1,178	480	698	145.5%
EGX-A & EGX-B	449	374	75	20.1%
EMP-01	207	933	(726)	(77.8%)
Non-Psychedelic Programs
RL-007	2,452	1,651	801	48.5%
Other Programs	223	2,094	(1,871)	(89.3%)
Enabling Technologies and Drug Discovery Platforms	76	695	(620)	(89.1%)
Unallocated research and development expenses:
Personnel expenses	5,030	6,417	(1,387)	(21.6%)
Professional and consulting services	91	615	(524)	(85.2%)
Other	91	112	(21)	(18.8%)
Total research and development expenses	$12,605	$15,476	$(2,871)	(18.6%)

Research and development expenses were $12.6 million for the three months ended June 30, 2024, compared to $15.5 million for the three months ended June 30, 2023. The decrease of $2.9 million was primarily attributable to a $0.4 million decrease of direct costs in our clinical programs as discussed below, $0.6 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, $1.4 million decrease in personnel expenses (inclusive of $0.8 million decrease in stock-based compensation), and a $0.5 million decrease in professional services costs.

Psychedelic Programs

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The $0.6 million increase in direct costs for our VLS-01 program was primarily due to an increase of $0.6 million of preclinical development costs and an increase of $0.4 million of clinical development costs related to our Phase 1b and Phase 2 trial of VLS-01 designed to evaluate the efficacy, safety, tolerability, PK and PD of VLS-01 delivered using our proprietary OTF formulation. These costs were partially offset by a $0.4 million decrease in manufacturing costs.

IBX-210 & DMX-1002: Ibogaine for Opioid Use Disorder

The $0.7 million net increase in direct costs was primarily due to $0.6 million of preclinical development costs and $0.3 million of clinical development costs and $0.3 million of manufacturing costs related to the IBX-210 program in the second quarter of 2024, as compared to $0.2 million of clinical development costs, $0.2 million of manufacturing costs, and $0.1 million of personnel costs related to conduct our DMX-1002 Phase 1/2 trial in the second quarter of 2023.

EGX-A & EGX-B: Novel 5-HT2A Receptor Agonists

The $0.1 million increase in direct costs for EGX-A & EGX-B was primarily due to an increase of $0.1 million of preclinical development costs.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $0.7 million decrease in direct costs for our EMP-01 program was primarily due to a decrease of $0.6 million in clinical development costs, and a $0.1 million decrease in preclinical development costs relating to our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Non-psychedelic Programs

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $0.8 million increase in direct costs for our RL-007 program was primarily due to an increase of $0.8 million of clinical development costs relating to our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Other Programs

The $1.9 million decrease in direct costs for our other programs was primarily due to a $1.8 million decrease in our PCN-101 and a $0.1 million decrease in our KUR-101 program.

Enabling Technologies and Drug Discovery Platforms

The $0.6 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $0.5 million in our Invyxis program and a $0.1 million decrease in our TryptageniX program.

General and Administrative Expenses

General and administrative expenses were $13.4 million for the three months ended June 30, 2024 compared to $16.6 million for the three months ended June 30, 2023. The decrease of $3.2 million was largely attributable to a decrease of $1.9 million in personnel and travel related costs (inclusive of $1.5 million decrease in stock-based compensation and a $0.1 million increase in restructuring costs), $1.5 million decrease in legal and professional service expenses, and a $0.3 million decrease in insurance expenses. These were partially offset by an increase of $0.5 million investor relations and public company compliance fees.

Other income (expense), net

Interest income

Interest income for the three months ended June 30, 2024 and 2023 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively.

Interest expense

Interest expense was $0.7 million for the three months ended June 30, 2024, which consists primarily of interest expense incurred in connection with our term loan under the Loan Agreement entered into in August 2022. Interest expense was $0.7 million for the three months ended June 30, 2023.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.4 million for the three months ended June 30, 2024. We did not recognize any research and development tax credit for the three months ended June 30, 2023.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. During the three months ended June 30, 2024 and 2023 we recognized a gain of $1.1 million and $0.5 million, respectively, relating to the change in fair value of securities.

Change in fair value of short term notes receivable - related party, net

Changes in fair value of short term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our short term notes receivable - related party, net with IntelGenx for which we have elected the fair value option. During the three months ended June 30, 2024 we recognized $0.5 million loss related to the change in the fair value. No change in fair value of convertible notes receivable - related party was recognized during the three months ended June 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investment held at fair value consists of subsequent remeasurement of our investments held at fair value, including COMPASS Pathways plc, IntelGenx Technologies Corp, and Beckley Psytech Limited. During the three months ended June 30, 2024, we recognized a $21.8 million loss related to our holding in COMPASS Pathways plc, a $8.0 million loss related to our investments in IntelGenx Technologies Corp, and a $0.7 million gain related to our investment in Beckley Psytech Limited. See Note 5 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable - related party with IntelGenx for which we have elected the fair value option. During the three months ended June 30, 2024 we recognized $6.9 million gain related to the change in the fair value. No change in fair value of convertible notes receivable - related party was recognized during the three months ended June 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and is subsequently remeasured to fair value. For the three months ended June 30, 2024 and 2023 we recognized an immaterial change in fair value and a $0.1 million gain, respectively.

Change in fair value of contingent consideration liability

In October 2023, we acquired the noncontrolling interest's shares of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and is recorded at fair value at the transaction date and subsequently remeasured at fair value. For the three months ended June 30, 2024, we recorded an immaterial change in fair value related to the DemeRx IB contingent consideration change in fair value. In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the three months ended June 30, 2024 and 2023, we recorded an immaterial gain, respectively, related to the TryptageniX contingent consideration.

Change in fair value of convertible promissory notes

In December 2023 and April 2024, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the three months ended June 30, 2024, we recognized a $4.8 million gain due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Foreign exchange gain (loss), net

We recorded a gain of $0.1 million related to foreign currency exchange rates for the three months ended June 30, 2024 and an immaterial loss related to foreign currency exchange rate for the three months ended June 30, 2023. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other income (expense), net

We incurred $0.7 million of other expense for the three months ended June 30, 2024, which primarily relates to our initial recognition of the IntelGenx subsequent debtor-in-possession loan commitment. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

We incurred an immaterial amount of other expense for the three months ended June 30, 2023

Provision for income taxes

We incurred an immaterial amount of current income tax benefit for the three months ended June 30, 2024 compared to $0.2 million income tax expense for the three months ended June 30, 2023. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended June 30, 2024 and 2023 was $0.3 million and $1.9 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Six Months Ended June 30, 2024 and 2023 (unaudited)

	For the six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
License revenue	$273	$209	$64	30.6%
Operating expenses:
Research and development	24,136	34,757	(10,621)	(30.6%)
General and administrative	25,952	30,529	(4,577)	(15.0%)
Total operating expenses	50,088	65,286	(15,198)	(23.3%)
Loss from operations	(49,815)	(65,077)	15,262	(23.5%)
Other income (expense), net:
Interest income	425	579	(154)	(26.6%)
Interest expense	(1,388)	(1,280)	(108)	8.4%
Benefit from research and development tax credit	586	—	586	100.0%
Change in fair value of assets and liabilities, net	(31,800)	1,601	(33,401)	(2086.3%)
Foreign exchange loss, net	(94)	(846)	752	(88.9%)
Other income (expense), net	(672)	209	(881)	(421.5%)
Total other income (expense), net	(32,943)	263	(33,206)	(12625.9%)
Loss before income taxes	(82,758)	(64,814)	(17,944)	27.7%
Provision for income taxes	(15)	(351)	336	(95.7%)
Losses from investments in equity method investees, net of tax	(1,974)	(2,961)	987	(33.3%)
Net loss	$(84,747)	$(68,126)	$(16,621)	24.4%
Net loss attributable to noncontrolling interests	(722)	(1,948)	1,226	(62.9%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(84,025)	$(66,178)	$(17,847)	27.0%

License Revenue

We recognized $0.3 million and $0.2 million of license revenue for the six months ended June 30, 2024 and 2023, respectively, related to certain research and development services performed by the Company pursuant to the Otsuka Agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Psychedelic Programs
VLS-01	$4,872	$5,172	$(300)	(5.8%)
IBX-210 & DMX-1002	1,888	956	932	97.5%
EGX-A & EGX-B	824	856	(31)	(3.7%)
EMP-01	267	1,568	(1,300)	(82.9%)
Non-Psychedelic Programs
RL-007	4,500	3,379	1,120	33.2%
Other Programs	470	5,319	(4,849)	(91.2%)
Enabling Technologies and Drug Discovery Platforms	552	2,203	(1,651)	(74.9%)
Unallocated research and development expenses:
Personnel expenses	9,897	14,109	(4,212)	(29.9%)
Professional and consulting services	672	916	(244)	(26.6%)
Other	193	279	(86)	(30.8%)
Total research and development expenses	$24,136	$34,757	$(10,621)	(30.6%)

Research and development expenses were $24.1 million for the six months ended June 30, 2024, compared to $34.8 million for the six months ended June 30, 2023. The decrease of $10.6 million was primarily attributable to a $4.4 million decrease of direct costs in our clinical programs as discussed below, $1.7 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, $4.2 million decrease in personnel expenses (inclusive of $1.9 million decrease in stock-based compensation and a $1.6 million decrease in restructuring costs), $0.2 million decrease in professional service costs, and a $0.1 million decrease in other expenses.

Psychedelic Programs

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The $0.3 million decrease in direct costs for our VLS-01 program was primarily due to a decrease of $0.9 million of manufacturing costs and a decrease of $0.1 million of clinical development costs related to our Phase 1 three-part trial and Phase 1b trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary OTF formulation. These decreases were partially offset by an increase of $0.7 million of preclinical development costs in support of the upcoming randomized, double-blind, placebo-controlled Phase 2 study.

IBX-210 & DMX-1002: Ibogaine for Opioid Use Disorder

The $0.9 million net increase in direct costs was primarily due to $0.9 million of preclinical development costs, $0.6 million of clinical development costs and $0.4 million of manufacturing costs related to the IBX-210 program for the six months ended June 30, 2024, as compared to $0.5 million of clinical development costs, $0.3 million of manufacturing costs, and $0.2 million of personnel costs related to the conduct our DMX-1002 Phase 1/2 trial for the six months ended June 30, 2023.

EGX-A & EGX-B: Novel 5-HT2A Receptor Agonists

The direct costs for EGX-A & EGX-B remained flat comparing the six months ended June 30, 2024 and 2023.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $1.3 million decrease in direct costs for our EMP-01 program was primarily due to a decrease of $0.8 million in clinical development costs, $0.4 million decrease in preclinical development costs, and a $0.1 million decrease in manufacturing costs relating to our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Non-psychedelic Programs

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $1.1 million increase in direct costs for our RL-007 program was primarily due to an increase of $0.9 million of clinical development costs and $0.2 million of manufacturing costs relating to our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Other Programs

The $4.8 million decrease in direct costs for our other programs was primarily due to a $4.5 million decrease in our PCN-101 and $0.2 million decrease in our KUR-101 program, and a $0.1 million decrease in our RLS-01 program.

Enabling Technologies and Drug Discovery Platforms

The $1.7 million decrease in our enabling technologies and drug discovery platforms primarily relates to decreased direct costs of $0.7 million in our Invyxis program, $0.4 million decrease in our TryptageniX program, $0.4 million decrease in our InnarisBio program, and a $0.2 million decrease in our Psyber program.

General and Administrative Expenses

General and administrative expenses were $26.0 million for the six months ended June 30, 2024 compared to $30.5 million for the six months ended June 30, 2023. The decrease of $4.6 million was largely attributable to a decrease of $4.9 million in personnel and travel related costs (inclusive of $3.4 million decrease in stock-based compensation and a $0.4 million increase in restructuring costs), $1.5 million decrease in legal and professional services, and a $0.6 million decrease in insurance costs, partially offset with an increase of $2.0 million in VAT and non-income tax and $0.4 million increase in investor relations and public company fees.

Other income (expense), net

Interest income

Interest income for the six months ended June 30, 2024 and 2023 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

Interest expense

Interest expense for the six months ended June 30, 2024 and 2023 primarily consisted of interest expense in connection with our term loan under the Loan Agreement entered into in August 2022. Interest expense was $1.4 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.6 million for the six months ended June 30, 2024. We did not recognize any research and development tax credit for the six months ended June 30, 2023.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in fair value of available for sale securities. During the six months ended June 30, 2024 and 2023, we recognized a gain of $2.3 million and $1.5 million, respectively, relating to the change in fair value of securities.

Change in fair value of short term notes receivable - related party, net

Changes in fair value of short term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our short term notes receivable - related party, net with IntelGenx for which we have elected the fair value option. During the six months ended June 30, 2024 we recognized a $0.5 million loss related to the change in the fair value. No change in fair value of convertible notes receivable - related party was recognized during the six months ended June 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investment held at fair value consists of subsequent remeasurement of our investments held at fair value, including COMPASS Pathways plc, IntelGenx Technologies Corp, and Beckley Psytech Limited. During the six months ended June 30, 2024, we recognized a $25.9 million loss related to our holding in COMPASS Pathways plc, $6.5 million loss related to our investments in IntelGenx Technologies Corp, and a $0.8 million gain related to our investment in Beckley Psytech Limited. For the six months ended June 30, 2023, the company did not recognize any gain or loss related to other investments held at fair value. See Note 5 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable - related party with IntelGenx for which we have elected the fair value option. During the six months ended June 30, 2024 we recognized $5.2 million loss related to the change in the fair value. No change in fair value of convertible notes receivable - related party was recognized during the six months ended June 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and is subsequently remeasured to fair value. For the six months ended June 30, 2024 and 2023 we recognized an immaterial change in fair value, respectively.

Change in fair value of contingent consideration liability

In October 2023, we acquired the noncontrolling interest's shares of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and is recorded at fair value at the transaction date and subsequently remeasured at fair value. As of the six months ended June 30, 2024, we recorded a $0.3 million loss related to the DemeRx IB contingent consideration change in fair value. In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the six months ended June 30, 2024 and 2023, we recorded an immaterial gain, respectively, related to the TryptageniX contingent consideration.

Change in fair value of convertible promissory notes

In December 2023 and April 2024, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and recorded the fair value of the conversion option quarterly. For the six months ended June 30, 2024, we recognized a $3.0 million gain due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Foreign exchange loss, net

We recorded a loss of $0.1 million related to foreign currency exchange rates for the six months ended June 30, 2024 and a loss of $0.8 million related to foreign currency exchange rate for the six months ended June 30, 2023. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other income (expense), net

We incurred $0.7 million of other expense for the six months ended June 30, 2024, which primarily relates to our initial recognition of the IntelGenx subsequent debtor-in-possession loan commitment. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information..

We incurred other income of $0.2 million for the six months ended June 30, 2024, which consists principally of a $0.1 million gain recorded as a result of the Company's remeasurement of our expected credit loss allowance as of June 30, 2023 and $0.1 million of service revenue generated for general and administrative services performed by atai on behalf of our platform companies.

Provision for income taxes

We incurred an immaterial amount of current income tax benefit for the six months ended June 30, 2024 compared to $0.4 million income tax expense for the six months ended June 30, 2023. Our current income tax expense relates to book profits and thus taxable profits generated in our United States, Australian, and United Kingdom based subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the six months ended June 30, 2024 and 2023 was $2.0 million and $3.0 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

For the six months ended June 30, 2024 and 2023, we had net losses attributable to ATAI Life Sciences N.V. stockholders of $84.0 million and $66.2 million, respectively. As of June 30, 2024 and December 31, 2023, our accumulated deficit was $635.0 million and $550.9 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future until we are able to commercialize any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, convertible promissory notes, investments, sales of common shares under our at-the-market equity offering program, and the 2022 Term Loan Facility, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

Our primary requirements for liquidity and capital are clinical trial costs, manufacturing costs, nonclinical and other research and development costs, funding of strategic investments, public company compliance costs and general corporate needs. Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities with third parties and government grants.

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

In December 2023 and April 2024, respectively, a noteholder and a related party noteholder each entered into an agreement with us to exchange their respective 2018 Convertible Notes for new convertible notes issued by ATAI Life Sciences N.V. Each new note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

As of June 30, 2024 the new ATAI Life Sciences N.V. notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.1 million) in the aggregate.

Investments

A significant potential source of liquidity resides in our investment in COMPASS American Depositary shares, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $57.8 million as of June 30, 2024.

ATM Agreement

In November 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell our common shares, having an aggregate offering price of up to $150,000,000, from time to time through an “at-the-market” equity offering program under which Jefferies will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. There have been no sales under the Sales Agreement through June 30, 2024.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., which was most recently amended in May 2023. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of June 30, 2024, we had cash and cash equivalents of $19.3 million, restricted cash of $15.0 million, and short-term securities of $69.0 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents, marketable securities, and committed term loan funding as of the date this Quarterly Report will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months and we believe will be sufficient to fund our operations into 2026.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(38,801)	$(43,725)
Net cash provided by (used in) investing activities	27,772	(5,987)
Net cash provided by financing activities	326	106
Effect of foreign exchange rate changes on cash	2	83
Net decrease in cash	$(10,701)	$(49,523)

Net Cash Used in Operating Activities

Net cash used in operating activities was $38.8 million for the six months ended June 30, 2024, which consisted of a net loss of $84.7 million, adjusted by non-cash charges of $48.1 million and a net cash outflow of $2.1 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted $32.7 million loss related to the change in fair value of assets and liabilities, net, $12.0 million of stock-based compensation, $2.0 million of losses from our equity method investments, 0.9 million in other expenses, $0.2 million in depreciation and amortization expense, $0.2 million amortization of debt discount, and $0.1 million change in right-of-use asset,. The net cash outflows from the change in operating assets and liabilities were primarily due to a $2.4 million decrease in accrued liabilities and a $0.8 million decrease in accounts payable, partially offset by a 1.1 increase in prepaid expenses.

Net cash used in operating activities was $43.7 million for the six months ended June 30, 2023, which consisted of a net loss of $68.2 million, adjusted by non-cash charges of $19.9 million and net cash inflows from the change in operating assets and liabilities of $4.5 million. The non-cash charges primarily consisted of $17.4 million of stock-based compensation, $3.0 million of losses from our equity method investments, $0.8 million of unrealized foreign exchange losses, $0.2 million change in right-of-use asset and $0.2 million amortization of debt discount, partially offset by a $1.5 million gain relating to the change in the fair value assets and liabilities, net during the period. The net cash inflows from the change in operating assets and liabilities were primarily due to a decrease of $7.8 million in prepaid expenses and other current assets and a $1.4 million increase in accounts payable, partially offset by a $4.7 million decrease in accrued liabilities.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities was $27.8 million for the six months ended June 30, 2024, primarily driven by $128.6 million of proceeds from the sale and maturities of securities carried at fair value, partially offset by $86.9 million of cash paid for securities at fair value, $10.0 million cash paid for investments, $2.0 million of cash paid for short term convertible notes receivable and warrant – related party, and $1.9 million of cash paid for short term notes receivable – related parties, net.

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

Net Cash Provided by Financing Activities

Net cash provided by finance activities was $0.3 million for the six months ended June 30, 2024, due to $0.3 million of proceeds from stock option exercises. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2023, due to $0.2 million of proceeds from stock option exercises, partially offset by $0.1 million of financing costs paid.

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

In December 2023 and April 2024, respectively, a noteholder and a related party noteholder each entered into an agreement with us to exchange their respective 2018 Convertible Notes for new convertible notes issued by ATAI Life Sciences N.V. Each new note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

As of June 30, 2024, the new ATAI Life Sciences N.V. notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.1 million).

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

On May 26, 2023, the Company, ATAI AG, and the Subsidiary Guarantors entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), with the several banks and other financial institutions or entities from time to time parties to the Hercules Loan Agreement and Hercules, in its capacity as the Agent for itself and for the Lenders which amends that certain Loan and Security Agreement, dated August 9, 2022 (as amended by that certain First Amendment to Loan and Security Agreement dated as of March 13, 2023, the “Existing Loan Agreement” and as amended by the Second Amendment, the “Hercules Loan Agreement”) to, among other things, (i) extend the availability of Tranche 1B of $10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Hercules Loan Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi) amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Hercules Loan Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

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

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if we achieve certain performance milestones, raise at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to December 15, 2024, and satisfy certain other specified conditions. The outstanding principal balance of the Hercules Loan Agreement bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.55% and (ii) 8.55%. Accrued interest is payable monthly following the funding of each term loan advance. We may make payments of interest only, without any loan amortization payments, for a period of thirty (30) months following the Closing Date, which period may be extended to (i) thirty-six months if certain additional performance milestones have been achieved; and (ii) forty-two months if certain additional performance milestones have been achieved. At the end of the interest only period, we are required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

As collateral for the obligations under the 2022 Term Loan Facility, we have granted to the Agent for the benefit of the Lenders a senior security interest in substantially all of our cash and investment accounts and each Subsidiary Guarantor’s property (including a pledge of equity interests of certain subsidiaries and VIEs), exclusive of intellectual property, with certain limited exceptions set forth in the Hercules Loan Agreement.

The Hercules Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Hercules Loan Agreement requires that beginning on the later of (i) July 1, 2023 and (ii) the date on which the aggregate outstanding amount borrowed under the 2022 Term Loan Facility is equal to or greater than $40.0 million, we shall maintain Qualified Cash in an amount no less than the sum of (1) 33% of the outstanding amount under the Hercules Loan Agreement, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, that the financial covenant shall not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of June 30, 2024, we were in compliance with all applicable covenants under the Hercules Loan Agreement.

In addition, we are required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date, (ii) the date that we prepay, in full or in part, the principal balance of the 2022 Term Loan Facility, or (iii) the date that the outstanding balance of the 2022 Term Loan Facility becomes due and payable. The End of Term Charge is 6.95% of the aggregate original principal amount of the term loans so repaid or prepaid under the Hercules Loan Agreement.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of June 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of milestone payments under existing license agreements. For information regarding our other contractual obligations, refer to Note 10. Leases, Note 16. Commitments and Contingencies, and Note 17. License Agreements and Part II, Item 7 of our Form 10-K.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2024 we had cash and cash equivalents of $19.3 million, restricted cash of $15.0 million, and short-term securities of $69.0 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of June 30, 2024, we had $0.4 million in convertible promissory notes, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of June 30, 2024, the carrying amount of our short and long-term notes receivables was an aggregate amount of $9.9 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, a hypothetical 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is generally the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the unaudited Condensed Consolidated Statements of Comprehensive Loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the previous month. Gains or losses due to transactions in foreign currencies are included in interest and other income (expense), net in our unaudited Condensed Consolidated Statements of Operations.

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

A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements, but could result in significant unrealized foreign exchange gains or losses for any given period.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider Trading Arrangement and Policies.

During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1#	Separation Agreement, by and between the Company and Florian Brand, dated May 14, 2024	8-K	001-40493	10.1	5/15/2024

10.2†	Fourth Amendment to Series A Preferred Stock Purchase Agreement by and among atai Life Sciences AG, Recognify Life Sciences, Inc., f/k/a FSV7, Inc., and the Shareholders (as listed on Exhibit A)	10-Q	001-40493	10.2	5/15/2024

31.1	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ATAI LIFE SCIENCES N.V.

Date: August 13, 2024	By:	/s/ Florian Brand
Florian Brand
Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Srinivas Rao
Srinivas Rao, M.D.
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Anne Johnson
Anne Johnson
Chief Financial Officer
(Principal Financial Officer)