Form 10-Q
period 2024-09-30
ATAI Life Sciences N.V.
filed 2024-11-13
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

As of November 5, 2024, the registrant had 167,802,396 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the “Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of non-clinical, preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans; potential acquisitions, partnerships and other strategic arrangements; the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; available funding under the Hercules Capital, Inc. loan facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts; our limited operating history may make it difficult for you to evaluate the success of our business and to assess our future viability; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will be successfully developed and/or receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; as a result of covenants related to our Loan Agreement with Hercules Capital, Inc., our operating activities may be restricted and we may be required to repay the outstanding indebtedness in the event of a breach by us, or an event of default thereunder, which could have a materially adverse effect on our business; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Form 10-K for the year ended December 31, 2023 (the "Form 10-K"), as further updated in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$29,963	$45,034
Securities carried at fair value	55,957	109,223
Short-term restricted cash for other investments	15,000	—
Committed investment funds	—	25,000
Prepaid expenses and other current assets	7,454	5,830
Short-term notes receivable - related party, net	5,700	505
Total current assets	114,074	185,592
Property and equipment, net	865	981
Operating lease right-of-use asset, net	1,032	1,223
Other investments held at fair value	45,227	89,825
Other investments	33,893	1,838
Long-term notes receivable - related party, net	—	97
Convertible notes receivable - related party	—	11,202
Other assets	2,428	2,720
Total assets	$197,519	$293,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,880	$4,589
Accrued liabilities	11,953	15,256
Current portion of lease liability	257	275
Short-term convertible promissory notes and derivative liability - related party	925	—
Short-term convertible promissory notes and derivative liability	1,481	—
Other current liability	147	—
Total current liabilities	19,643	20,120
Contingent consideration liability - related parties	650	620
Contingent consideration liability	1,388	1,637
Noncurrent portion of lease liability	808	990
Convertible promissory notes and derivative liability - related party	—	164
Convertible promissory notes and derivative liability	—	2,666
Long-term debt, net	20,336	15,047
Other liabilities	8,378	7,918
Total liabilities	$51,203	$49,162
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, €0.10 par value ($0.11 and $0.12 par value at September 30, 2024 and December 31, 2023, respectively); 750,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 167,818,316 and 166,026,396 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	18,770	18,573
Additional paid-in capital	808,355	794,787
Accumulated other comprehensive loss	(20,156)	(19,460)
Accumulated deficit	(661,249)	(550,938)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	145,720	242,962
Noncontrolling interests	596	1,354
Total stockholders’ equity	146,316	244,316
Total liabilities and stockholders’ equity	$197,519	$293,478

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
License revenue	$40	$87	$313	$296
Operating expenses:
Research and development	12,377	13,290	36,513	48,047
General and administrative	10,265	13,631	36,226	44,159
Total operating expenses	22,642	26,921	72,739	92,206
Loss from operations	(22,602)	(26,834)	(72,426)	(91,910)
Other income (expense), net:
Interest income	160	612	585	1,191
Interest expense	(783)	(686)	(2,172)	(1,965)
Benefit from research and development tax credit	31	—	617	—
Change in fair value of assets and liabilities, net	(1,964)	70,810	(33,764)	72,411
Foreign exchange gain (loss), net	770	253	676	(593)
Other expense, net	(2,075)	(308)	(2,737)	(100)
Total other income (expense), net	(3,861)	70,681	(36,795)	70,944
Net income (loss) before income taxes	(26,463)	43,847	(109,221)	(20,966)
Benefit from (provision for) income taxes	178	(238)	163	(588)
Losses from investments in equity method investees, net of tax	(26)	(238)	(2,000)	(3,199)
Net income (loss)	(26,311)	43,371	(111,058)	(24,753)
Net loss attributable to noncontrolling interests	(25)	(873)	(747)	(2,821)
Net income (loss) attributable to ATAI Life Sciences N.V. stockholders	$(26,286)	$44,244	$(110,311)	$(21,932)
Net income (loss) per share attributable to ATAI Life Sciences N.V. stockholders — basic	$(0.16)	$0.28	$(0.69)	$(0.14)
Net income (loss) per share attributable to ATAI Life Sciences N.V. stockholders — diluted	$(0.16)	$0.25	$(0.69)	$(0.14)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic	160,621,817	155,792,490	159,973,201	155,793,601
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — diluted	160,621,817	177,565,973	159,973,201	155,793,601

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(26,311)	$43,371	$(111,058)	$(24,753)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(985)	1,709	(696)	2,593
Comprehensive income (loss)	$(27,296)	$45,080	$(111,754)	$(22,160)
Net loss attributable to noncontrolling interests	(25)	(873)	(747)	(2,821)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(22)	22	(11)	31
Comprehensive loss attributable to noncontrolling interests	(47)	(851)	(758)	(2,790)
Comprehensive gain (loss) attributable to ATAI Life Sciences N.V. stockholders	$(27,249)	$45,931	$(110,996)	$(19,370)

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2023	166,026,396	$18,573	$794,787	$(19,460)	$(550,938)	$242,962	$1,354	$244,316
Issuance of shares upon restricted stock units vest	248,030	27	(27)	—	—	—	—	—
Stock-based compensation expense	—	—	5,760	—	—	5,760	—	5,760
Foreign currency translation adjustment, net of tax	—	—	—	535	—	535	24	559
Net loss	—	—	—	—	(26,713)	(26,713)	(665)	(27,378)
Balances at March 31, 2024	166,274,426	$18,600	$800,520	$(18,925)	$(577,651)	$222,544	$713	$223,257
Issuance of shares upon restricted stock units vest	1,221,033	135	(135)	—	—	-	—	-
Issuance of shares upon exercise of stock options	276,531	30	296	—	—	326	—	326
Adjustment to additional paid in capital upon acquiring additional interest in variable interest entity	—	—	(115)	—	—	(115)	—	(115)
Stock-based compensation expense	—	—	6,282	—	—	6,282	—	6,282
Adjustment to additional paid in capital upon debt modification	—	—	(3,590)	—	—	(3,590)	—	(3,590)
Foreign currency translation adjustment, net of tax	—	—	-	(246)	—	(246)	(13)	(259)
Net loss	—	—	-	—	(57,312)	(57,312)	(57)	(57,369)
Balances at June 30, 2024	167,771,990	$18,765	$803,259	$(19,171)	$(634,963)	$167,890	$643	$168,533
Issuance of shares upon exercise of stock options	46,326	5	50	—	—	55	—	55
Stock-based compensation expense	—	—	5,046	—	—	5,046	—	5,046
Foreign currency translation adjustment, net of tax	—	—	—	(985)	—	(985)	(22)	(1,007)
Net loss	—	—	—	—	(26,286)	(26,286)	(25)	(26,311)
Balances at September 30, 2024	167,818,316	$18,770	$808,355	$(20,156)	$(661,249)	$145,720	$596	$146,316

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Stock-based compensation expense	—	—	8,662	—	—	—	8,662	—	8,662
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Foreign currency translation adjustment, net of tax	—	—	—	—	879	—	879	8	887
Net loss	—	—	—	—	—	(33,135)	(33,135)	(1,219)	(34,354)
Balances at March 31, 2023	166,010,476	$18,571	$782,926	$—	$(20,823)	$(543,849)	$236,825	$3,815	$240,640
Stock-based compensation expense	—	—	8,762	—	—	—	8,762	—	8,762
Foreign currency translation adjustment, net of tax	—	—	—	—	5	—	5	1	6
Net loss	—	—	—	—	—	(33,042)	(33,042)	(729)	(33,771)
Balances at June 30, 2023	166,010,476	$18,571	$791,688	$—	$(20,818)	$(576,891)	$212,550	$3,087	$215,637
Stock-based compensation expense	—	—	8,253	—	—	—	8,253	—	8,253
Adjustment to additional paid in capital upon acquiring additional interest in variable interest entity	—	—	(480)	—	—	—	(480)	—	(480)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,709	—	1,709	22	1,731
Net income (loss)	—	—	—	—	—	44,244	44,244	(873)	43,371
Balances at September 30, 2023	166,010,476	$18,571	$799,461	$—	$(19,109)	$(532,647)	$266,276	$2,236	$268,512

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(111,058)	$(24,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-term assets	248	218
Noncash lease expense	202	297
Amortization of debt discount	327	272
Stock-based compensation expense	17,088	25,677
Noncash change in the fair value of assets and liabilities, net	35,965	(72,411)
Loss on sale of investment held at fair value	2,075	—
Unrealized foreign exchange (gain) loss	(789)	555
Losses from investments in equity method investees, net of tax	2,000	3,199
Other income (expense)	965	(42)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,599)	6,716
Accounts payable	261	3,096
Accrued liabilities	(3,827)	(4,980)
Net cash used in operating activities	(58,142)	(62,156)
Cash flows from investing activities
Proceeds from sale and maturities of securities carried at fair value	54,270	130,363
Proceeds from sale of other investment held at fair value	16,093	—
Cash paid for securities carried at fair value	—	(177,047)
Cash paid for investments	(10,000)	—
Cash paid for short-term convertible notes receivable and warrant - related party	(2,000)	—
Cash paid for short-term notes receivable - related party	(5,745)	—
Cash paid for long-term notes receivable - related parties, net	—	(3,000)
Cash paid for convertible notes receivable - related party	—	(1,497)
Cash paid for other investments held at fair value	—	(724)
Cash paid for additional interest in variable interest entity	—	(480)
Proceeds from sale of other investment	—	486
Cash paid for capitalized internal-use software development costs	(6)	(322)
Cash paid for property and equipment	—	(251)
Net cash provided by (used in) investing activities	52,612	(52,472)
Cash flows from financing activities
Proceeds from debt financing	5,000	—
Proceeds from issuance of shares upon exercise of stock options	381	206
Financing costs paid	(161)	(100)
Net cash provided by financing activities	5,220	106
Effect of foreign exchange rate changes on cash	239	401
Net decrease in cash, cash equivalents and restricted cash	(71)	(114,121)
Cash, cash equivalents and restricted cash – beginning of the period	45,034	190,613
Cash, cash equivalents and restricted cash – end of the period	$44,963	$76,492
Supplemental disclosures:
Cash paid for taxes	$376	$1,475
Cash paid for interest	$1,654	$1,428
Supplemental disclosures of noncash investing and financing information:
Noncash exchange of convertible promissory note modification	$3,586	$—
Right of use asset obtained in exchange for operating lease liabilities	$—	$1,356
Noncash commitment for debtor-in-possession loan	$147	$—
Noncash consideration for variable interest deconsolidation	$115	$—

See accompanying Notes to the unaudited condensed consolidated financial statements.

ATAI LIFE SCIENCES N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2024, the Company had cash and cash equivalents of $30.0 million, restricted cash of $15.0 million, and short-term securities of $56.0 million and its accumulated deficit was $661.2 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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

Significant Accounting Policies

During the nine months ended September 30, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 except as described below.

Restricted Cash

The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash assets as of September 30, 2024 are for the sole purpose of purchasing additional Series C Shares in Beckley Psytech Limited. See Note 5 for further information.

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

ASU 2016-13 requires a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which it is effective. On January 1, 2023, the Company adopted this guidance and applied a modified-retrospective transition approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition, the new accounting guidance’s adoption resulted in an increase to accumulated deficit of $0.5 million, net of tax attributable to an increase in the allowance for credit losses related to its long-term notes receivable - related parties.

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

In November 2024, the FASB issued new guidance designed to improve income statement expense disclosures, primarily by requiring new financial statement disclosures in tabular format and disaggregating information about prescribed categories underlying any relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the new standard may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption may have on its disclosures in its condensed consolidated financial statements.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company has accounted for the following consolidated investments as VIEs:

Consolidated Entities	Relationship as of September 30, 2024	Relationship as of December 31, 2023	Date Control Obtained	Ownership % September 30, 2024	Ownership % December 31, 2023
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Kures, Inc.	Controlled VIE	Controlled VIE	August 2019	64.5%	64.5%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%
PsyProtix, Inc.	Wholly-Owned Subsidiary	Controlled VIE	February 2021	100.0%	75.0%

As of September 30, 2024 and December 31, 2023, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

PsyProtix, Inc.

On February 3, 2021, PsyProtix, Inc. ("PsyProtix") was created as a joint venture between the Company and Chymia (the “Founders”), with the intent of PsyProtix becoming a newly formed corporate subsidiary of ATAI. PsyProtix was created for the purpose of exploring and developing a metabolomics-based precision psychiatry approach. Based on the Company's assessment of the transaction at the time of acquisition, the Company concluded that PsyProtix was not a business and accounted for the Company's investment as an initial consolidation of a VIE that is not a business under ASC 810.

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

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of September 30, 2024 (in thousands):

	Perception	Kures	Recognify
Assets:
Current assets:
Cash	$89	$26	$2,508
Accounts receivable	313	—	—
Prepaid expenses and other current assets	5	37	62
Total current assets	407	63	2,570
Total assets	$407	$63	$2,570
Liabilities:
Current liabilities:
Accounts payable	$236	$375	$565
Accrued liabilities	352	174	2,222
Other current liabilities	40	—	3
Total current liabilities	628	549	2,790
Total liabilities	$628	$549	$2,790

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all consolidated VIEs as of December 31, 2023 (in thousands):

	Perception	Kures	Recognify	PsyProtix
Assets:
Current assets:
Cash	$97	$257	$4,356	$35
Accounts receivable	84	—	—	—
Prepaid expenses and other current assets	257	—	450	—
Total current assets	438	257	4,806	35
Long-term notes receivable	—	—	—	97
Other assets	—	—	—	—
Total assets	$438	$257	$4,806	$132
Liabilities:
Current liabilities:
Accounts payable	$31	$329	$1,926	$—
Accrued liabilities	718	84	609	26
Other current liabilities	12	—	1	—
Total current liabilities	761	413	2,536	26
Total liabilities	$761	$413	$2,536	$26

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2023	$428	$369	$557	$1,354
Net loss attributable to noncontrolling interests - preferred	(100)	(25)	(539)	(665)
Comprehensive income attributable to noncontrolling interests	17	7	—	24
Balance as of March 31, 2024	$345	$350	$18	$713
Net loss attributable to noncontrolling interests - preferred	(36)	(4)	(18)	(57)
Comprehensive loss attributable to noncontrolling interests	(9)	(4)	—	(13)
Balance as of June 30, 2024	$300	$343	$—	$643
Net loss attributable to noncontrolling interests - preferred	(38)	13	—	(25)
Comprehensive loss attributable to noncontrolling interests	(15)	(6)	—	(22)
Balance as of September 30, 2024	$247	$349	$—	$596

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Net loss attributable to noncontrolling interests - preferred	(700)	(93)	(426)	(1,219)
Comprehensive loss attributable to noncontrolling interests	6	2	—	8
Balance as of March 31, 2023	$1,037	$360	$2,418	$3,815
Net loss attributable to noncontrolling interests - preferred	(266)	(32)	(431)	(729)
Comprehensive income (loss) attributable to noncontrolling interests	(1)	2	—	1
Balance as of June 30, 2023	$770	$330	$1,987	$3,087
Net loss attributable to noncontrolling interests - preferred	(320)	65	(618)	(873)
Comprehensive income (loss) attributable to noncontrolling interests	17	5	—	22
Balance as of September 30, 2023	$467	$400	$1,369	$2,236

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”), IntelGenx, defined below, and Beckley Psytech Limited (collectively “non-consolidated VIEs”) and determined that the investments are VIEs as of the date of the Company’s initial investment through September 30, 2024.The Company is not the primary beneficiary of the non-consolidated VIEs as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of the non-consolidated VIEs that would require consolidation as of September 30, 2024 and December 31, 2023.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of September 30, 2024, the Company’s maximum exposure for its non-consolidated VIEs was $15.0 million of Short-term restricted cash for other investments and $5.7 million of Short-term notes receivable - related party, each as shown in the unaudited condensed consolidated balance sheets.

As of December 31, 2023, the Company’s maximum exposure for its non-consolidated VIEs was $6.1 million relating to the carrying values in its Other investments, $0.1 million of Long-term notes receivable – related party, net and $11.2 million of Convertible notes receivable - related party, each as shown in the condensed consolidated balance sheets.

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

In September 2024, the Company sold 2,660,000 American Depositary shares ("ADS") of COMPASS at a price of $6.05 per ADS in an open market transaction, resulting in net proceeds received of $16.1 million. The Company recognized a non-cash loss of $2.1 million on the sale during the three months ended September 30, 2024, which is recorded as a component of Other expense, net in its unaudited condensed consolidated statement of operations.

Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $43.5 million and $83.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company has recorded the change in fair value of other investments held at fair value in its unaudited condensed consolidated statements of operations of $3.9 million gain and $22.0 million loss for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company recorded $69.0 million and $69.0 million, respectively, of change in fair value of other investments held at fair value in its unaudited condensed consolidated statements of operations.

IntelGenx Technologies Corp.

IntelGenx Technologies Corp. ("IntelGenx") is a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market. In March 2021, IntelGenx and the Company entered into the Strategic Development Agreement and Purchaser Rights Agreement (“PPA”), (described below). In 2023, IntelGenx and the Company entered into a subscription agreement (described below).

Following the initial closing of the IntelGenx SPA (as defined below), the Company held a 25% voting interest in IntelGenx. Pursuant to the PPA, the Company is entitled to designate a number of directors to the IntelGenx’s board of directors in the same proportion as the shares of common stock held by the Company to the outstanding IntelGenx Common Shares. As of September 30, 2024, the Company maintains significant influence over IntelGenx through the Company's ownership interest in IntelGenx’s equity and its right to noncontrolling representation on IntelGenx's board of directors.

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

In July 2024, and pursuant to the SISP Approval Order, the SISP did not result in alternative superior bids. The Company and IntelGenx completed the purchase and sale transaction in October 2024.

Concurrent with the CCAA application, trading in the common shares of IntelGenx on the Toronto Stock Exchange has been halted. As of September 30, 2024, considering relevant facts and circumstances, the Company has estimated a fair value of zero for the various warrants to purchase IntelGenx Common Shares and call option to purchase additional convertible debenture units. Additionally, the Company has estimated the fair value of the various notes receivables with IntelGenx based on the fair value of the underlying collateral of the secured debt, as further described in Note 6 below.

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

The Company qualified for and elected to account for its investment in the IntelGenx Common Shares under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the IntelGenx Common Shares investment. The Initial Warrants and the Additional Unit Warrants were accounted for at fair value under ASC 321 and recorded in Other investments held at fair value on the consolidated balance sheets. The Company applied a calibrated model and determined that the initial aggregate fair value of its $12.3 million investment was equal to the transaction price and recorded the IntelGenx Common Shares at $3.0 million, the Initial Warrants at $1.2 million and the Additional Unit Warrants at $8.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company recognized subsequent changes in fair value of the IntelGenx Common Shares, Initial Warrants (until exercise or expiration) and Additional Unit Warrants (until exercise or expiration) as a Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. The carrying amount of the IntelGenx Common Shares, Initial Warrants and Additional Unit Warrants was reduced to zero as of December 31, 2021, and remained zero as of September 30, 2024 and December 31, 2023. Accordingly, during the three and nine months ended September 30, 2024 and 2023, the Company recognized a zero mark-to-market gain/loss for each of the IntelGenx Common Shares, Initial Warrants and Additional Unit Warrants in the unaudited condensed consolidated statements of operations.

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

Effective September 30, 2023, IntelGenx and the Company amended the Subscription Agreement (the “Amended Subscription Agreement”), allowing the Company, subject to obtaining certain shareholder approvals, the "Call Option" to purchase up to an additional

7,401 convertible debenture units (the “Call Option Units”). The Call Option Units contain the same terms as the Initial Units, with each Call Option Unit consisting of (i) $1,000 principal amount convertible promissory notes, and (ii) 5,405 common share purchase warrants of IntelGenx.

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

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The convertible promissory notes are accounted for at fair value under ASC 320 and recorded in Short-term convertible notes receivable - related party in the unaudited condensed consolidated balance sheet, as described further in Note 6. The warrants and call option are accounted for pursuant to the fair value option election and recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheet.

For the 2023 Initial Units, the Company determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the 2023 Initial Notes (see Note 6) and 2023 Initial Warrants as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the fair value of the 2023 Initial Warrants was zero and $0.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized no change in fair value and a $0.7 million loss in Change in fair value of assets and liabilities, net relating to the 2023 Initial Warrants in its unaudited condensed consolidated statements of operations, respectively. There was an immaterial change in fair value relating to the 2023 Initial Warrants in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

In November 2023, upon shareholder approval, the Company paid $750,000 for the 2023 Subsequent Units. The Company determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the 2023 Subsequent Notes (see Note 6) and 2023 Subsequent Warrants as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the fair value of the 2023 Subsequent Warrants was zero and $0.2 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized no change in fair value and a $0.2 million loss in Change in fair value of assets and liabilities, net relating to the 2023 Subsequent Warrants in its unaudited condensed consolidated statements of operations, respectively.

At December 31, 2023, the Call Option was recorded in Other investments held at fair value on the consolidated balance sheet with an estimated fair value of $5.1 million. The Call Option is additional value conveyed to the Company relating to its investment in and Strategic Development Agreement with IntelGenx. Accordingly, the Company also recorded a $5.1 million deferred credit, included in Other liabilities in the consolidated balance sheet. As appropriate, the Company will account for the deferred credit as a reduction of research and development expense in its consolidated statements of operation until the credit is exhausted or the Company is no longer receiving goods or services from IntelGenx. As of September 30, 2024 and December 31, 2023, the fair value of the Call Option was zero and $5.2 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized no change in fair value and a $5.2 million loss in Change in fair value of assets and liabilities, net relating to the Call Option in its unaudited condensed consolidated statements of operations, respectively.

2024 Term Loan Warrants

In March 2024, the Company and IntelGenx entered into a third amendment to the amended and restated loan agreement (the "Third Amendment"), as further described in Note 6 below. In connection with the Third Amendment, the Company received warrants to purchase up to 4 million shares of IntelGenx Common Shares at an exercise price of $0.17, subject to certain adjustments and beneficial ownership limitations ("2024 Warrants"). The Company recorded the 2024 Warrants fair value of $0.4 million in Other investments held at fair value in the consolidated balance sheet, with a corresponding deferred vendor credit included in Other liabilities in the consolidated balance sheet. As of September 30, 2024, the 2024 Warrants have a fair value of zero. For the three and nine months ended September 30, 2024, the Company recorded no change in fair value and a $0.4 million loss in Change in fair value of assets and liabilities, net for the change in fair value of the 2024 Warrants, respectively.

Strategic Development Agreement

Pursuant to the Strategic Development Agreement, the Company engages IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company can select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three and nine months ended September 30, 2024, research and development expense relating to the Strategic Development Agreement were $0.2 million and $0.6 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement. For the three and nine months ended September 30, 2023, research and development expense relating to the Strategic Development Agreement were $0.1 million and $0.3 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement.

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

The Company’s investments in the preferred stock of Innoplexus, GABA, defined below, and Beckley Psytech Limited are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock.

During the three and nine months ended September 30, 2024 and 2023, the Company evaluated all of its other investments to determine if certain events or changes in circumstance had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

During the three and nine months ended September 30, 2024 and 2023 there were no observable changes in price recorded related to the Company’s Other investments.

As of September 30, 2024 and December 31, 2023, the carrying values of Other investments, which consisted of investments in the investee’s preferred stock not in the scope of ASC 323 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Beckley Psytech Limited	$33,893	$—
GABA Therapeutics, Inc.	—	1,838
Innoplexus AG	—	—
Total	$33,893	$1,838

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

Subscription and shareholders' agreement

On January 3, 2024, the Company entered into a subscription and shareholders' agreement with Beckley Psytech and certain other shareholders as identified in the agreement (the "SSA"). Pursuant to the terms of the SSA, the Company (a) has the right to acquire 24,096,385 newly issued series C preferred shares, par value £0.0001 per share, of Beckley Psytech (the “Series C Shares”) for a total purchase price of $40 million (the “Primary Investment”); and (b) undertakes to enter into a Share Purchase Deed (the “Secondary Sale SPA”) within 10 business days, pursuant to which the Company will acquire a total of 11,153,246 shares of Beckley Psytech from certain existing shareholders of Beckley Psytech (the “Secondary Sale” and together with the Primary Investment, the “Investment”), all of which will be re-designated into Series C Shares immediately prior to completion of the Secondary Sale, for a total purchase price of $10 million.

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

The Company paid a total of $35.0 million upon closing of the Initial Subscription and Secondary Shares Sale.

The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the $2.6 million fair value in Other investments held at fair value in the unaudited condensed consolidated balance sheet, with subsequent changes in fair value being reflected through the unaudited condensed consolidated statement of operations in the Change in fair value of assets and liabilities, net.

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

As of September 30, 2024, Beckley Psytech has not made any draws against the escrow account. The Company reflects the $5.0 million Beckley Psytech may draw down at its sole discretion and the remaining $10.0 million held in escrow in Short-term restricted cash for other investments within the unaudited condensed consolidated balance sheets as of September 30, 2024.

Additional Warrants

In May 2024, Beckley Psytech issued equity pursuant to the deferred equity arrangement, and, per the SSA, the Company received 4,393,400 warrants. The Company determined that once received the Additional Warrants will no longer meet the definition of a derivative instrument under ASC 815. The Company qualified for and elected to account for the warrants under ASC 321, and recorded the warrants received in Other Investments in the unaudited condensed consolidated balance sheet. At the time of receipt, the warrants had a fair value of $1.5 million.

As of September 30, 2024, the Additional Warrants had a fair value of $1.7 million recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheet. The Company recorded a $0.1 million loss and $0.6 million gain for the three and nine months ended September 30, 2024 within the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations, respectively.

GABA Therapeutics, Inc.

GABA Therapeutics, Inc. ("GABA") is a California based biotechnology company focused on developing GRX-917 for anxiety, depression and a broad range of neurological disorders. The Company is deemed to have significant influence over GABA through its total ownership interest in GABA’s equity, including the Company’s investment in GABA’s preferred stock, and the Company’s noncontrolling representation on GABA’s board of directors.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of September 30, 2024.

The Company's ownership of GABA common stock was 7.2% and 3.6% as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones. In accordance with the Amended GABA PSPA, the Company also has the option but not the obligation to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment. As of September 30, 2024 and December 31, 2023, the investment in GABA’s preferred stock was recorded in Other Investments on the unaudited condensed consolidated balance sheets.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. During the three months ended September 30, 2024 and 2023, the Company recognized its proportionate share of GABA’s net loss of an immaterial amount and $0.2 million, respectively, as losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recognized its proportionate share of GABA’s net loss of $2.0 million and $3.2 million, respectively, as losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.4 million and $2.4 million as of September 30, 2024 and December 31, 2023, which is included in Other liabilities in the Company’s condensed consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative under ASC 321.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of September 30, 2024.

The carrying value of the Company’s investment in Innoplexus was zero as of September 30, 2024 and December 31, 2023.

The Company's ownership of Innoplexus common stock was 35.0% as of September 30, 2024 and December 31, 2023.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	September 30, 2024	December 31, 2023
	GABA	GABA
Current assets	$181	$1,720
Total assets	$181	$1,720

Current liabilities	$2,330	$1,546
Total liabilities	$2,330	$1,546

Statements of operations

	For the three months ended September 30, 2024	For the three months ended September 30, 2023
	GABA	GABA
Loss from continuing operations	$(623)	$(238)
Net loss	$(623)	$(238)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	GABA	GABA
Loss from continuing operations	$(2,597)	$(3,199)
Net loss	$(2,597)	$(3,199)

6. Notes Receivable

IntelGenx Technologies Corp.

As of September 30, 2024, considering relevant facts and circumstances, the Company has estimated the fair value of the various notes receivables with IntelGenx to be based on the fair value of the underlying collateral of the secured debt and the relative seniority of the debt. As the DIP Loan (as defined below) is the senior secured debt, the Company will apply the fair value of the underlying collateral first to the DIP loan with the residual fair value in excess of the DIP Loan (as defined below) principal and interest being applied to the IntelGenx Term Loan. The Initial Order is an event of default under the terms of the various notes receivables, and, accordingly, the notes receivables have all been reflected as short-term as of September 30, 2024.

IntelGenx Term Loan, as amended

In March 2021, the Company and IntelGenx entered into a loan agreement (the “Original Loan Agreement”) under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. In September 2021, the Company entered into an amended and restated loan agreement which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million, collectively the “Initial Tranches”. The additional $6.0 million loan amount was funded via two separate $3.0 million tranches in January 2022 and January 2023. The loan bears an annualized interest rate of 8% and such interest is accrued daily.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, as further discussed in Note 2, which resulted in a $0.4 million increase to accumulated deficit and allowance for credit losses related to the IntelGenx loan.

In August 2023, the Company and IntelGenx entered into the first amendment to the amended and restated loan agreement (the “First Amendment”) which, among other things, extended the maturity date from January 5, 2024 to January 5, 2025 and granted the Company additional security over any non-licensed intellectual property owned or controlled by IntelGenx.

Effective September 2023, the Company and IntelGenx entered into a second amendment to the amended and restated loan agreement (the “Second Amendment”) which, subject to obtaining certain shareholder approvals, entitles the Company to convert any portion of the outstanding and unpaid principal and accrued interest into common shares of IntelGenx at a conversion price per share of $0.185 (the “Conversion Feature”). There are limits over the conversion of the IntelGenx Term Loan (as defined below), along with Initial Units, Subsequent Units, and Call Options Units into common shares.

In November 2023, upon shareholder approval, the Conversion Feature was effective. The Company evaluated this modification subject to accounting guidance in ASU 2022-02, Financial Instruments – Credit Losses and determined the Conversion Feature was considered the addition of a substantive conversion option and the modification is more than minor. Therefore, the Second Amendment was treated as an extinguishment of the existing loan and the issuance of a new convertible debt instrument. The IntelGenx Term Loan, as amended, meets the definition of a security and was accounted for under ASC 320. Pursuant to the remeasurement event, the Company was eligible and has elected the fair value option to account for its investment in the IntelGenx Term Loan. The Company believes that the fair value option better reflects the underlying economics of the loan. The Company recorded the new convertible debt instrument at its fair value of $9.2 million in Convertible notes receivable – related party on the consolidated balance sheets. The IntelGenx Term Loan will be subsequently remeasured at each reporting date until settled or converted. The Company will recognize subsequent changes in fair value, including interest earned of the IntelGenx Term Loan in Change in fair value of assets and liabilities, net, a component of other income (expense), net in its consolidated statements of operations.

In March 2024, the Company and IntelGenx entered into the Third Amendment (together with the Original Loan Agreement, the First Amendment, and the Second Amendment, the “IntelGenx Term Loan”) pursuant to which the Company immediately provided an additional $1.0 million term loan (“Tranche 1 Additional Term Loan”), and would provide an additional $1.0 million term loan (“Tranche 2 Additional Term Loan”) contingent upon certain of the Company's clinical milestones. The IntelGenx Term Loan, as amended includes a conversion feature that allows for:

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

As of September 30, 2024, the Company estimated that the fair value of the underlying collateral of the secured debt is less than the principal and interest of the DIP Loan (as defined below). Accordingly, the Company determined that the fair value of the IntelGenx Term Loan is zero as of September 30, 2024. As of December 31, 2023, the $8.6 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the consolidated balance sheet. For the three months ended September 30, 2024, the Company recorded $7.0 million in Change in fair value of assets and liabilities, net for the change in fair value of IntelGenx Term Loan. For the nine months ended September 30, 2024, the Company recorded $11.1 million in Change in fair value of assets and liabilities, net for the change in fair value of IntelGenx Term Loan.

For the three months ended September 30, 2024 and 2023, the Company recognized zero and $0.2 million of interest income, respectively, associated with the IntelGenx Term Loan. For the nine months ended September 30, 2024 and 2023, the Company recognized zero and $0.5 million of interest income, respectively, associated with the IntelGenx Term Loan.

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

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The convertible promissory notes related to the debenture units are accounted for at fair value under ASC 320 and recorded in Short-term convertible notes receivable - related party in the unaudited condensed consolidated balance sheet. The Company will recognize unpaid interest and subsequent changes in fair value of the convertible promissory notes related to the debenture units as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations.

The Company determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million resulting in no initial gain or loss recognized in the consolidated statements of operations.

In November 2023, upon shareholder approval, the Company paid $750,000 for the subscription of the 2023 Subsequent Units. The Company determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million resulting in no initial gain or loss recognized in the unaudited condensed consolidated statements of operations.

As of September 30, 2024, the Company has estimated the fair value of various notes receivables with IntelGenx based on the fair value of the underlying collateral of the secured debt. As the 2023 Initial Notes and 2023 Subsequent Notes are not secured by underlying collateral, the Company has determined the fair value of the 2023 Initial Notes and 2023 Subsequent Notes are zero, respectively, as of September 30, 2024. As of December 31, 2023, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes were $1.8 million and $0.5 million, respectively, and recorded in Convertible notes receivable – related party in the unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2024, the Company recognized $0.9 million and $0.3 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes and 2023 Subsequent Notes, respectively, in its unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2024, the Company recognized $1.8 million and $0.5 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes and 2023 Subsequent Notes, respectively in its unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the company recognized $0.1 million and $0.1 million in Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes, respectively, in its unaudited condensed consolidated statements of operations.

Debtor-in-Possession Loan

In May 2024, pursuant to the Initial Order authorizing the DIP Financing, the Company and IntelGenx entered into a senior secured super-priority, interim, non-revolving multiple draw credit facility ("DIP Loan") up to a maximum of CDN 8.0 million (USD $5.9 million). The DIP Loan bears an annualized interest rate equal to the National Bank of Canada prime rate, which was 6.45% at September 30, 2024. The outstanding principal and interest of the DIP Loan is due and payable on the earlier of (i) September 30, 2024, (ii) the termination of the stay period in the CCAA proceedings, (iii) the CCAA proceedings are converted into a bankruptcy or receivership, (iv) implementation of a restructuring plan or sale of the IntelGenx business during the CCAA proceedings, or (v) an event of default as defined in the DIP Loan agreement.

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

As of September 30, 2024, IntelGenx has drawn CDN $7.8 million (USD $5.7 million) pursuant to the DIP Loan. As of September 30, 2024, the fair value of the DIP Loan was $5.7 million and recorded in Short-term notes receivable - related party, net in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company recognized $0.2 million gain and an immaterial loss in Change in fair value of assets and liabilities, net, respectively, relating to the DIP Loan in its unaudited condensed consolidated statements of operations.

The Company is committed to fund IntelGenx up to an additional CDN $0.2 million (USD $0.1 million ) as of September 30, 2024. Accordingly, the Company recorded a liability for the remaining balance of the DIP Loan ("Subsequent DIP Loan Commitment"). The Company qualified for and elected to account for the Subsequent DIP Loan Commitment under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the Subsequent DIP Loan Commitment. The Subsequent DIP Loan Commitment is accounted for at fair value under ASC 825 and recorded at fair value and is recorded in Other current liability in the unaudited condensed consolidated balance sheet. The Company will recognize changes in fair value of the contingent forward as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations.

As of September 30, 2024, the fair value of the Subsequent DIP Loan Commitment was $0.1 million and recorded in Other current liability in the unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2024, the Company recognized a $0.5 million gain and a $0.5 million gain, respectively.

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

The Company qualified for and elected to account for the 2023 Term Loan Note under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the 2023 Term Loan Note. The IntelGenx 2023 Term Loan Note is accounted for at fair value under ASC 825 and recorded in Short-term notes receivable - related party, net in the consolidated balance sheet. The Company will recognize unpaid interest and subsequent changes in fair value of the IntelGenx 2023 Term Loan Note as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

As of September 30, 2024, the Company has estimated the fair value of various notes receivables with IntelGenx based on the fair value of the underlying collateral of the secured debt. As the 2023 Term Loan Note is not secured by underlying collateral, the Company has determined the fair value of the 2023 Term Loan Note is zero as of September 30, 2024. As of December 31, 2023, the 2023 Term Loan Note had a fair value of $0.5 million and recorded in Short-term notes receivable - related party, net.

For the three and nine months ended September 30, 2024, the Company recognized a $0.2 million loss and $0.5 million loss, respectively in Change in fair value of assets and liabilities, net relating to the IntelGenx 2023 Term Loan Note in its unaudited condensed consolidated statements of operations.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$829	$—	$—	$829
Investment in securities at fair value:
U.S. treasuries	—	51,358	—	51,358
U.S. government agencies	—	4,599	—	4,599
Other investments held at fair value	43,506	—	1,721	45,227
Short-term notes receivable - related party, net	—	—	5,700	5,700
	$44,335	$55,957	$7,421	$107,713
Liabilities:
Other current liability	$—	$—	$147	$147
Contingent consideration liability - related parties	—	—	650	650
Contingent consideration liability	—	—	1,388	1,388
2018 convertible promissory note conversion option - related party	—	—	758	758
2018 convertible promissory note conversion option	—	—	1,239	1,239
	$—	$—	$2,796	$2,796

	Fair Value Measurements as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56	$—	$—	$56
Investment in securities at fair value:
U.S. treasuries	—	67,119	—	67,119
Corporate notes/bonds	—	5,007	—	5,007
U.S. government agencies	—	37,097	—	37,097
Other investments held at fair value	83,701	—	6,124	89,825
Convertible notes receivable - related party	—	—	11,202	11,202
	$83,757	$109,223	$17,326	$210,306
Liabilities:
Contingent consideration liability - related parties	$—	$—	$620	$620
Contingent consideration liability	—	—	1,637	1,637
2018 convertible promissory note conversion option	—	—	2,385	2,385
	$—	$—	$4,643	$4,643

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

The Company purchases investment grade short-term debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that adequate liquidity is maintained at all times to meet anticipated cash flow needs.

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

For three months ended September 30, 2024 and 2023, the Company recognized a $0.9 million and $1.8 million gain, respectively, related to the change in fair value in its available for sale securities recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For nine months ended September 30, 2024 and 2023, the Company recognized a $3.2 million and $3.3 million gain, respectively, related to the change in fair value in its available for sale securities recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

As described in Note 5 above, pursuant to the August 2023 financing, the Company determined that it no longer had significant influence and accounted for its COMPASS investment at fair value under ASC 321 with any changes in fair value recorded as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value. For the three and nine months ended September 30, 2024, the Company recorded $3.9 million and $22.0 million of Change in fair value of assets and liabilities, net, respectively. For the three and nine months ended September 30, 2023, the Company recorded $69.0 million and $69.0 million of Change in fair value of assets and liabilities, net, respectively.

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

As of September 30, 2024, considering relevant facts and circumstances, the Company has estimated zero fair value for the Warrants and the Call Option (Note 5).

The fair value of IntelGenx Common Shares, which is included in Other investments held at fair value in the consolidated balance sheet, was also zero as of September 30, 2024 and December 31, 2023 (Note 5).

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

As of September 30, 2024, the fair value of the 2023 Initial Warrants, 2023 Subsequent Warrants, 2024 Warrants and Call Option were all zero (Note 5). As of December 31, 2023, the fair value of the 2023 Initial Warrants, the 2023 Subsequent Warrants and Call Option was $0.7 million, $0.2 million and $5.2 million, respectively, and recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheets.

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

As of September 30, 2024, considering relevant facts and circumstances, the Company has estimated the fair value of the various notes receivables with IntelGenx based on the fair value of the underlying collateral of the secured debt and the relative seniority of the debt. As the DIP loan is the senior secured debt, the Company will apply the fair value of the underlying collateral first to the DIP loan with the residual fair value in excess of the DIP Loan principal and interest being applied to the IntelGenx Term Loan. The Company has estimated the fair value of the underlying collateral, which includes the fair value of the intangible assets which was determined based on probability adjusted forecasted revenue and expenses and a discount rate of 12.5%. As of September 30, 2024, the fair value of the DIP Loan was $5.7 million and recorded in Short-term notes receivable - related party, net in the unaudited condensed consolidated balance sheets. As the 2023 Initial Notes, 2023 Subsequent Notes, and the 2023 Term Loan Note (collectively the "IntelGenx Unsecured Debt") are not secured by the underlying collateral, the Company has determined the fair value of IntelGenx Unsecured Debt to be zero as of September 30, 2024.

IntelGenx subsequent DIP loan commitment

As described in Note 6, the Company is committed to fund up to an additional CDN $0.2 million (USD $0.1 million) pursuant to the DIP Loan. For the Subsequent DIP Loan Commitment, the Company estimated the fair value based on the present value of the estimated net fair value of the Subsequent DIP Loan Commitment based on expected future payments pursuant to the DIP Loan.

Beckley Psytech

Under the Beckley Psytech SSA, the Company will have the right to receive Additional Warrants to purchase Series C Shares in the event Beckley Psytech issues equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech. The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the condensed consolidated statement of operations in the Change in fair value of assets and liabilities, net. The Additional Warrants have a fair value of $1.7 million as of September 30, 2024.

The significant unobservable inputs that are included in the valuation of the Additional Warrants as of September 30, 2024 are (i) probability of issuances under the deferred equity arrangement of 50%-80%, and (ii) volatility of 90%.

Contingent consideration liability – related parties

The contingent consideration liability—related parties in the table above relates to milestone and royalty payments in connection with the 2018 acquisition of Perception Neuroscience Holdings, Inc. (“Perception”) and InnarisBio, Inc. ("InnarisBio"). The fair value of the contingent consideration liability—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
the probability and timing of achieving the specified milestones and royalties as of each valuation date,
•
the probability of executing the license agreement,
•
the expected first year of revenue, and
•
market-based discount rates.

Perception

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of September 30, 2024 and December 31, 2023, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.7 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively.

The fair value of the Perception contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		September 30, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.3%	13.5%
	Probability of the milestone	28.0%	28.0%
Discounted cash flow with Scenario-Based Method	Royalty contingent consideration:
	Discount rate for royalties	11.0%-12.7%	13.0% - 14.2%
	Discount rate for royalties on milestones	11.0%-12.7%	13.0% - 14.2%
	Probability of success rate	28.0%	13.4% - 28.0%

InnarisBio

The fair value of the contingent milestone and royalty liabilities for InnarisBio was immaterial as of September 30, 2024 and December 31, 2023, respectively.

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

DemeRx

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”), in exchange for consideration that included, among other items, earn-out consideration of up to an additional $8.0 million payable to DemeRx, Inc. ("DemeRx") contingent upon the achievement of certain development milestones directly related to DemeRx IB’s oral capsule formulation of ibogaine (“DMX-1002”) program. The earn-out consideration was recorded at fair value in contingent consideration as a liability under ASC 480 and the fair value is adjusted each quarter and reflected in other income and expense in the statement of operations.

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of September 30, 2024 and December 31, 2023 used inputs that were unobservable inputs with the most significant being the discount rates and the probability of success of certain clinical milestones, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $1.2 and $1.4 million as of September 30, 2024 and December 31, 2023.

The fair value of the DemeRx contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		September 30, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.3%-11.4%	13.9%
	Probability of the milestone	20.0% - 25.0%	20.0% - 25.0%

TryptageniX

The fair value of the contingent liability for TryptageniX was estimated to be $0.2 million and $0.2 million as of September 30, 2024, and December 31, 2023, respectively. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the success fee liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Convertible Promissory Note

As described in Note 11, in December 2023 and April 2024, the Company entered into subscription agreements with each of a noteholder and a related party noteholder, respectively (together the "Subscription Agreement") whereby each of the noteholder and the related party noteholder exchanged their ATAI Life Sciences AG notes (the "Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. (the "New NV Notes"). The exchange resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Short-term convertible promissory notes and derivative liability and Short-term convertible promissory notes and derivative liability - related party, respectively, in the unaudited condensed consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recognized a loss of $1.0 million and $3.9 million, respectively, as a result of the change in fair value of the New NV Notes.

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

The significant unobservable input that is included in the valuation of the Conversion Feature as of September 30, 2024 and December 31, 2023 is volatility of 75.0% and 78.6%, respectively.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	IntelGenx Debt (1)	IntelGenx Investments Held at Fair Value (2)	IntelGenx Subsequent DIP Loan Commitment	Contingent Consideration Liability - Related Parties (3)	Contingent Consideration Liability (4)	New NV Notes Conversion Feature	Beckley Psytech Additional Warrants
Balance as of December 31, 2023	$11,202	$6,124	$—	$620	$1,637	$2,385	$—
Initial fair value of instrument	988	420	—	—	—	—	2,645
Change in fair value, including interest	1,712	1,429	—	(13)	(231)	1,734	—
Balance as of March 31, 2024	$13,902	$7,973	$—	$607	$1,406	$4,119	$2,645
Initial fair value of instrument	3,425	—	680	—	—	3,590	—
Change in fair value, including interest	(7,455)	(7,973)	—	(27)	(32)	(4,780)	720
Balance as of June 30, 2024	$9,872	$—	$680	$580	$1,373	$2,929	$3,364
Initial fair value of instrument	$3,830	—	—	—	—	—	—
Additional Warrants received	$—	—	—	—	—	—	(1,538)
Change in fair value, including interest	$(8,002)	—	(533)	70	15	(932)	(105)
Balance as of September 30, 2024	$5,700	$—	$147	$650	$1,388	$1,997	$1,721

	Convertible notes receivable - related party	IntelGenx 2023 Initial Warrants	Contingent Consideration Liability - Related Parties
Balance as of December 31, 2022	$—	$—	$953
Initial fair value of instrument	—	—	—
Change in fair value	—	—	(35)
Extinguishment of liability	—	—	—
Balance as of March 31, 2023	$—	$—	$918
Initial fair value of instrument			—
Change in fair value	—	—	(76)
Extinguishment of liability	—	—	—
Balance as of June 30, 2023	$—	$—	$842
Initial fair value of instrument	1,497	724	—
Change in fair value, including interest	22	—	58
Extinguishment of liability	—	—	—
Balance as of September 30, 2023	$1,519	$724	$900

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

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development related expenses	$4,208	$1,822
Tax receivables	1,253	1,752
Prepaid insurance	1,074	1,410
Other	919	846
Total	$7,454	$5,830

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued accounting, legal, and other professional fees	$4,540	$5,468
Accrued external research and development expenses	3,657	3,031
Accrued payroll	2,350	4,941
Other liabilities	1,114	1,101
Taxes payable	182	715
Accrued restructuring costs	110	—
Total	$11,953	$15,256

10. Leases

The Company leases certain office space under long-term operating leases that expire at various dates through 2028. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of September 30, 2024 was 3.6 years. The weighted-average discount rate for the Company’s operating leases as of September 30, 2024 was 12.8%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Right-of-use assets	Operating lease right-of-use asset, net	$1,032	$1,223
Current lease liabilities	Current portion of lease liability	257	275
Non-current lease liabilities	Non-current portion of lease liability	808	990

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost Components	Statement of Operations Classification	2024	2023	2024	2023
Operating lease cost	Operating expenses: General and administrative	$87	$120	$317	$431
Short-term lease cost	Operating expenses: General and administrative	33	102	110	384
Total lease cost		$120	$222	$427	$815

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2024 (excluding nine months ended September 30, 2024)	$94
2025	375
2026	375
2027	375
2028	125
Total lease payments	1,344
Less: Imputed interest	(279)
Present value of lease liabilities	$1,065

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$326	$304
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,356

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

The Company determined that the October 2020 notes were issued in exchange for services previously provided by the Company’s founders and other shareholders and were fully vested and non-forfeitable upon issuance. These instruments were therefore considered stock-based compensation awards to non-employees, and the instruments were initially measured and recorded at their grant date fair value based on a Black-Scholes option pricing model. The fair value of the October 2020 notes exceeded the principal amount that will be due at maturity. Therefore, at initial recognition, the October 2020 notes were accounted for as convertible debt issued at a substantial premium, such that the face value of the note is recorded as a liability and the premium was recorded as paid-in capital.

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

In December 2023 and April 2024, the Company entered into subscription agreements with each of the noteholder and related party noteholder, respectively (together the "Subscription Agreements") and exchanged their respective Old AG Notes into New NV Notes. The Company determined that the note exchanges were modifications of the debt. The Exchange Agreements and Subscription Agreements resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the Exchange Agreements modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability in the unaudited condensed consolidated balance sheet. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recognized a gain of $1.0 million $3.9 million, respectively, as a result of the change in fair value of the New NV Notes.

As of September 30, 2024 and December 31, 2023, the fair value of the Convertible promissory note and derivative liability was $1.5 million and $2.7 million, respectively. As of September 30, 2024, the fair value of the Short-term convertible promissory note and derivative liability - related party was $0.9 million. As of December 31, 2023, the carrying amount and fair value amount of the 2018 Convertible Notes was $0.2 million and $1.5 million, respectively.

Term Loan

Hercules Loan and Security Agreement

In August 2022 (the “Closing Date”), the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement the “Initial Hercules Loan Agreement”. The Initial Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (as amended by that certain First Amendment to Loan and Security Agreement, dated as of March 13, 2023, the "First Amendment”, that Second Amendment to Loan and Security Agreement, dated as of May 26, 2023, the “Second Amendment,” and that Third Amendment to Loan and Security Agreement, dated August 14, 2024, the “Third Amendment,” and collectively, the “2022 Term Loan Facility”).

On May 26, 2023, the Company, ATAI Life Sciences AG (“ATAI AG” and together with the Company, the “Borrowers”) and certain subsidiary guarantors of the Company (collectively, the “Subsidiary Guarantors”) entered into the Second Amendment with the several banks and other financial institutions or entities from time to time parties to the Hercules Loan Agreement, defined below, (collectively, the “Lenders”) and Hercules, in its capacity as administrative agent and collateral agent for itself and for the Lenders (the “Agent”) which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the “Existing Loan Agreement,” and as amended by the Second Amendment, the “Hercules Loan Agreement”) to, among other things, (i) extend the availability of Tranche 1B of $10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Hercules Loan Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi)

amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Hercules Loan Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

On August 14, 2024 (the “Third Amendment Date”), the Borrowers and certain Subsidiary Guarantors” entered into the Third Amendment with the Lenders and Hercules, in its capacity as the Agent, which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the Second Amendment and the Third Amendment, the “2022 Term Loan Agreement”) to, among other things, (i) provide Tranche 1B of $5.0 million on the Third Amendment Date, (ii) reduce the remainder of available Tranche 1 to $25.0 million, and extend the availability thereof (x) with respect to Tranche 1C, to be available after the Third Amendment Date until March 31, 2025, and (y) with respect to Tranche 1D, to be available upon the earlier to occur of (1) March 31, 2025 and (2) full borrowing of Tranche 1C, until June 30, 2025, (iii) increase Tranche 2 to $30.0 million, and extend the availability thereof to be available upon the earlier to occur of (1) June 30, 2025, and (2) full borrowing of Tranche 1D, until September 30, 2025, subject to the Tranche 2 Draw Test, (iv) extend the availability of Tranche 3 of $100.0 million, through March 31, 2026, available subject to lender’s investment committee approval, (v) extend the amortization date to September 1, 2025, and extend the timeline to achieve the second amortization extension condition, to June 30, 2025, upon the occurrence of which the amortization date may be extended to March 1, 2026, (vi) amend the financial covenant to commence on October 1, 2024, and require that so long as the Company’s market capitalization is less than $550.0 million, Borrowers shall maintain qualified cash equal to at least 50% of the sum of (x) the amount of outstanding debt under the facility plus (y) Qualified Cash A/P Amount (as defined in the Agreement), or upon the occurrence of certain conditions, 70% of the sum of (x) the amount of outstanding debt under the facility plus (y) Qualified Cash A/P Amount, and (vii) reduce the interest rate to equal the greater of (x) 9.05% or (y) prime rate plus 4.30% (or, upon achieving certain conditions, (y) shall equal prime rate plus 4.05%).

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if the Company raises at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to June 30, 2025, and satisfies certain other specified conditions (the “Extension Condition Two”). The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.30% and (ii) 9.05%; provided, that if the Extension Condition Two is satisfied, the rate of interest in the foregoing clause (i) is prime rate as reported in The Wall Street Journal plus 4.05%. Accrued interest is payable monthly following the funding of each term loan advance. The Company may make payments of interest only, without any loan amortization payments, until September 1, 2025, which date may be extended to (i) March 1, 2026 if Extension Condition Two is achieved. At the end of the interest only period, the Company is required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

The 2022 Term Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the 2022 Term Loan Agreement requires that beginning on October 1, 2024, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, the Company shall at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the Company and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of September 30, 2024, the Company was in compliance with all applicable covenants under the 2022 Term Loan Agreement.

In addition, the Company is required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date, (ii) the date that the Company prepays, in full or in part, the principal balance of the 2022 Term Loan Facility, or (iii) the date that the outstanding balance of the 2022 Term Loan Facility becomes due and payable. The End of Term Charge is 6.95% of the aggregate original principal amount of the term loans so repaid or prepaid under the 2022 Term Loan Agreement.

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

The Company incurred financing expenses related to the 2022 Term Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income, net in the Company’s unaudited condensed consolidated statements of operations. During the three months ended September 30, 2024 and 2023, interest expense included $0.1 million and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility. During the nine months ended September 30, 2024 and 2023, interest expense included $0.3 million and $0.3 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$20,000	$15,000
End of the term charge	1,042	1,042
Less: unamortized issuance discount	(144)	(204)
Less: unamortized issuance costs	(60)	(84)
Less: unamortized end of term charge	(502)	(707)
Net carrying amount	20,336	15,047
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$20,336	$15,047

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $20.4 million as of September 30, 2024, and $16.2 million as of December 31, 2023, respectively. The fair value of the debt obligations under the 2022 Term Loan Facility represent Level 3 measurements within the fair value hierarchy.

12. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of supervisory directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of September 30, 2024 and December 31, 2023, no cash dividends have been declared or paid.

In November 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell its common shares, nominal value €0.10 per share, having an aggregate offering price of up to $150,000,000, from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent. There have been no sales under the Sales Agreement through September 30, 2024.

13. Stock-Based Compensation

atai Equity Incentive Plans

The Company has options and restricted stock units (“RSUs”) outstanding under various equity incentive plans, including the 2020 Incentive Plan, 2021 Incentive Plan, defined below, and HSOP Plan, which are further described in Note 13 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

As of September 30, 2024, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences N.V. 2021 Incentive Award Plan (the "2021 Incentive Plan").

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of September 30, 2024, 40,791,437 shares were available for future grants under the 2021 Incentive Plan.

As of September 30, 2024, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a five-year or ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2023 to September 30, 2024:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	39,066,454		$4.62	5.56	$6,294
Granted	10,783,294	(1)	1.75	—	—
Exercised	(322,857)		2.06	—	—
Cancelled or forfeited	(7,589,498)		5.35	—	—
Outstanding as of September 30, 2024	41,937,393	(2)	$3.78	5.82	$3,367
Options exercisable as of September 30, 2024	23,616,028		$4.69	3.76	$3,350

(1)
Includes (a) 7,757,000 stock options with 25% vesting on January 1, 2025 and the remaining over a three-year service period, (b) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, (c) 1,083,200 stock options that will vest over a four-year service period, (d) 515,000 stock options that will vest after a one-year service period, and (e) 412,000 stock options with 33% vesting on the first anniversary of the grant date and the remaining over a two-year service period.
(2)
The 18,321,366 outstanding unvested stock options includes (a) 9,199,618 stock options that will continue to vest over a one to four-year service period, (b) 7,013,000 options with 25% vesting on January 1, 2025 and the remaining over a three-year service period, (c) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, (d) 992,654 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, and (e) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 was $1.19. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $0.97.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the nine months ended September 30, 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	September 30,
	2024	2023
Weighted average expected term in years	5.95	6.15
Weighted average expected stock price volatility	73.9%	87.5%
Risk-free interest rate	3.78% - 4.40%	3.50% - 4.09%
Expected dividend yield	0%	0%

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $4.6 million and $6.9 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $15.5 million and $21.6 million, respectively.

As of September 30, 2024, total unrecognized compensation cost related to the unvested stock options was $23.6 million, which is expected to be recognized over a weighted average period of 2.03 years.

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

The following is a summary of restricted stock unit activity from December 31, 2023 to September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,944,935	$1.18
Granted	—	—
Vested	1,469,063	1.18
Forfeited	348,815	1.18
Unvested at September 30, 2024	1,127,057	$1.18

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1.3 million and $1.0 million, respectively.

The total fair value of restricted stock units vested during the nine months ended September 30, 2024 was $1.7 million. As of September 30, 2024, total unrecognized compensation cost related to the unvested stock-based awards was $0.5 million, which is expected to be recognized over a weighted average period of 0.40 years.

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

The following is a summary of stock option activity from December 31, 2023 to September 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,921,829	$6.64	12.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of September 30, 2024	6,921,829	$6.64	11.34	$—
Options exercisable as of September 30, 2024	6,921,829	$6.64	11.34	$—

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of zero and $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.1 million and $2.5 million, respectively.

As of September 30, 2024, there was no unrecognized compensation cost related to the unvested stock-based awards.

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

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of an immaterial amount and $0.1 million, respectively, in relation to subsidiary EIPs. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively, in relation to subsidiary EIPs. As of September 30, 2024, there was an immaterial amount of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 0.89 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the unaudited condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three and nine months ended September 30, 2024, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended September 30, 2024
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$1,949	$—	$15	$1,964
General and administrative	3,082	—	—	$3,082
Total stock-based compensation expense	$5,031	$—	$15	$5,046

	For the nine months ended September 30, 2024
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$6,317	$—	$135	$6,452
General and administrative	10,506	117	13	$10,636
Total stock-based compensation expense	$16,823	$117	$148	$17,088

The following table summarizes the total stock-based compensation expense by function for the three and nine months ended September 30, 2023, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended September 30, 2023
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$3,285	$—	$107	$3,392
General and administrative	4,110	744	7	$4,861
Total stock-based compensation expense	$7,395	$744	$114	$8,253

	For the nine months ended September 30, 2023
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total

Research and development	$9,866	$—	$320	$10,186
General and administrative	12,947	2,512	33	$15,492
Total stock-based compensation expense	$22,813	$2,512	$352	$25,677

14. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effect for discrete items are recorded in the period in which they occur. The Company recorded a $0.2 million income tax benefit and a $0.2 million income tax expense for the three months ended September 30, 2024 and 2023, respectively. The Company recorded a $0.2 million income tax benefit and a $0.6 million income tax expense for the nine months ended September 30, 2024 and 2023, respectively. The decrease in income tax expense shown in 2024 was primarily driven by a reduction in global earnings, a favorable return to provision from one of the Company's Australian subsidiaries, and the release of an uncertain tax liability associated with a 2021 subsidiary tax return. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Basic EPS
Numerator:
Net income (loss)	$(26,311)	$43,371	$(111,058)	$(24,753)
Net loss attributable to noncontrolling interests	(25)	(873)	(747)	(2,821)
Net income (loss) attributable to ATAI Life Sciences N.V. shareholders — basic (numerator)	$(26,286)	$44,244	$(110,311)	$(21,932)

Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Shareholders (denominator)	160,621,817	155,792,490	159,973,201	155,793,601
Net income (loss) per common share attributable to ATAI Life Sciences N.V. Shareholders - basic	$(0.16)	$0.28	$(0.69)	$(0.14)
Diluted EPS
Net income (loss)	$(26,311)	$43,371	$(111,058)	$(24,753)
Net loss attributable to noncontrolling interests	(25)	(873)	(747)	(2,821)
Net income (loss) attributable to ATAI Life Sciences N.V. shareholders — diluted (numerator)	$(26,286)	$44,244	$(110,311)	$(21,932)

Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Shareholders	160,621,817	155,792,490	159,973,201	155,793,601
Effect of dilutive securities:
Options to purchase common stock	—	12,426,724	—	—
Unvested restricted stock units	—	3,144,935	—	—
2018 Convertible Promissory Note - Related Parties (note 11)	—	6,201,824	—	—
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. shareholders (denominator)	160,621,817	177,565,973	159,973,201	155,793,601
Net income (loss) per common share attributable to ATAI Life Sciences N.V. shareholders — diluted	$(0.16)	$0.25	$(0.69)	$(0.14)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2024	2023
Options to purchase common stock	41,937,393	27,974,365
HSOP options to purchase common stock	6,921,829	6,921,829
2018 short-term convertible promissory notes - related parties	2,367,200	—
2018 short-term convertible promissory notes	3,818,704	—
Unvested restricted stock units	1,127,057	—
	56,172,183	34,896,194

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

For the three and nine months ended September 30, 2024 and 2023, respectively, there were no milestones achieved under the Otsuka Agreement.

For the three months ended September 30, 2024 and 2023, respectively, the company recognized an immaterial amount and $0.1 million of license revenue related to certain research and development services. For the nine months ended September 30, 2024 and 2023, respectively, the company recognized $0.3 million and $0.3 million of license revenue related to certain research and development services.

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

During the three and nine months ended September 30, 2024 and 2023, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three and nine months ended September 30, 2024 and 2023, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

Columbia Stock Purchase and License Agreement

In June 2020, Kures, Inc. ("Kures") entered into a license agreement with Trustees of Columbia University (“Columbia”), pursuant to which, Kures obtained an exclusive license under certain patents and technical information to discover, develop, manufacture, use and commercialize such patents or other products in all uses and applications (“Columbia IP”). In addition, in consideration for the rights to the Columbia IP, Kures entered into a Stock Purchase Agreement (the “SPA”) with Columbia in contemplation of the license agreement. Pursuant to the SPA, Kures issued to Columbia certain shares of the Kures’ capital stock, representing 5.0% of Kures common stock on a fully diluted basis. Furthermore, the SPA provided that from time to time, Kures shall issue to Columbia additional shares of Kures’ common stock, at a per share price equal to the then fair market value of each such share, which price shall be deemed to have been paid in partial consideration for the execution, delivery and performance by Columbia of the License Agreement, such that the common stock held by Columbia shall equal to 5.0% of the common stock on a fully diluted basis, at all times up to and through the achievement of certain funding threshold.

During the three and nine months ended September 30, 2024 and 2023, respectively, Kures made no material payments or share issuances in connection with the Columbia agreement.

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

In January 2022, in accordance with the Invyxis ESLA, Invyxis paid an upfront deposit of $1.1 million, which was capitalized as prepaid research and development expense. In December 2022, the Company executed an amendment to the Invyxis ESLA, which reduced the upfront deposit from $1.1 million to $0.5 million. As such, the remaining $0.6 million was applied against research and development expense incurred. The Company will expense the remaining deposit as the services are performed as a component of research and development expense in the consolidated statements of operations. As of September 30, 2024, the upfront deposit has been applied against research and development expenses in the consolidated statement of operations.

During the three months ended September 30, 2024 and 2023, respectively, the Company recorded an immaterial amount and $0.4 million as research and development expense in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2024 and 2023, respectively, the Company recorded $0.4 million and $1.5 million as research and development expense in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024 and 2023, respectively, Invyxis made no other service fee payments to Dalriada.

18. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 20.2% and 19.7% of the outstanding common stock in the Company as of September 30, 2024 and December 31, 2023, respectively. Galaxy is a NYC-based multi-strategy investment firm that owns 6.4% and 6.5% of the outstanding common stock in the Company as of September 30, 2024 and December 31, 2023, respectively.

Directed Share Program

In connection with the Company's initial public offering, the underwriters reserved 27% of the common shares for sale at the initial offering price to the Company’s managing directors, supervisory directors and certain other parties. Apeiron participated in the program and purchased $10.5 million common shares.

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

As a result of the 2024 Consulting Agreement, for the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations. Additionally, as a result of the Consulting Agreement, for the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.6 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations.

For the three and nine months ended September 30, 2024, the Company recorded an immaterial amount and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the Company's board of supervisory directors. Additionally, for the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.4 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the Company's board of supervisory directors.

19. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.1 million and $0.1 million of related compensation expense for the three months ended September 30, 2024 and 2023. Additionally, the Company recognized $0.3 million and $0.4 million of related compensation expense for the nine months ended September 30, 2024 and 2023.

20. Corporate Restructuring

2024 Restructuring

In February 2024, the Company restructured its workforce and eliminated approximately 10% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the nine months ended September 30, 2024, resulted in $2.0 million of restructuring expense, which consisted of $1.6 million of cash expenditures for severance and other employee separation-related costs and $0.4 million of stock-based compensation expense. Of the restructuring expense, for the nine months ended September 30, 2024, $0.3 million and $1.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations. The Company recorded an immaterial amount of restructuring expense for the three months ended September 30, 2024.

As of September 30, 2024, net restructuring liabilities totaled approximately $0.1 million included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

2023 Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the nine months ended September 30, 2023, resulted in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of stock-based compensation expense. Of the restructuring expense, for the nine months ended September 30, 2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of September 30, 2023, all restructuring liabilities had been paid in full and there were no restructuring liabilities included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the nine months ended September 30, 2024 and 2023 is as follows:

	As of September 30,
	2024	2023
Restructuring costs expensed during the period	$2,026	$3,206
Non-cash impact of stock-based compensation	(358)	(195)
Cash payments of restructuring liabilities, net	(1,558)	(3,011)
Ending Restructuring liability	$110	$—

21. Subsequent Events

In October 2024, the Company acquired all of the issued and outstanding shares of IntelGenx Corp., a subsidiary of IntelGenx Technologies Corp., following the approval and vesting order obtained on September 30, 2024 from the Superior Court of Québec (Commercial Division) issued in connection with the proceedings instituted pursuant to the CCAA. No Company equity or cash was exchanged in connection with this transaction.

In October 2024, pursuant to the terms of the Beckley Psytech Escrow Agreement, Beckley Psytech, at its sole discretion, drew $5.0 million from the escrow account and the Company was credited 3,012,048 Series C shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in our Form 10-K filed with the SEC on March 28, 2024 (the "Annual Report"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" in our Annual Report, and may be updated from time to time in our other filings with the SEC.

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “atai” or the “Company” refer to atai and its consolidated subsidiaries.

Business Overview

We are a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. We were founded in 2018 in response to the significant unmet need and lack of innovation in the mental health treatment landscape. We are dedicated to efficiently developing innovative therapeutics to treat depression, anxiety, addiction, and other mental health disorders. By pooling resources and best practices, we aim to responsibly accelerate the development of new medicines to achieve clinically meaningful and sustained behavioral change in mental health patients.

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

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $110.3 million and $21.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, our accumulated deficit was $661.3 million and $550.9 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates at our atai companies that we consolidate based on our controlling financial interest of such entities as determined under the variable interest entity model ("VIE model") or voting interest entity model ("VOE model"). We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs and business development that we expect to generate meaningful data in the near term, and, therefore, prioritizing programs and opportunities that we believe have the highest return potential and value. As a result, in late 2023, we finalized and entered into agreements through which we disposed of our equity interests in Psyber, Inc. and TryptageniX Inc. In 2024, our strategic investment in Beckley Psytech Limited added more programs to our diverse portfolio of clinical-stage psychedelic candidates with multiple upcoming clinical readouts. We are also exploring other opportunities, including but not limited to seeking strategic partnership options, for example, with Recognify Life Sciences, Inc. and Perception Neuroscience Holdings, Inc.

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

Clinical Pipeline Recent Advancements

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia (CIAS)

Recent Advancements

•
RL-007 is an orally bioavailable compound that has demonstrated pro-cognitive effects in multiple pre-clinical and clinical studies, including two Phase 1 and two Phase 2 trials.
•
The ongoing Phase 2b study is evaluating 20mg and 40mg of RL-007 versus placebo in patients living with CIAS. We expect to announce topline results in mid-2025.

VLS-01 (N,N-Dimethyltryptamine; (“DMT”) for Treatment-Resistant Depression ("TRD")

Recent Advancements:

•
VLS-01 is a proprietary oral transmucosal film formulation of DMT applied to the buccal surface designed to fit within a two-hour in-clinic treatment paradigm.
•
The United States Food and Drug Administration (the "FDA") cleared the investigational new drug (the "IND") application for VLS-01, enabling us to proceed with our plans to initiate a randomized, double-blind, placebo-controlled Phase 2 study to assess the safety, efficacy and durability of response of repeated doses of VLS-01 buccal film in patients with TRD.
•
We expect the Phase 2 study to be initiated in the U.S. around year-end 2024.

EMP-01: R-enantiomer of 3,4-methylenedioxy-methamphetamine (R-MDMA) for Social Anxiety Disorder (SAD)

Recent Advancements

•
SAD is an area of high unmet medical need with approximately 18 million people in the U.S. diagnosed in the past year and no novel molecules approved in over two decades.
•
EMP-01 is an oral formulation of R-MDMA that demonstrated a unique, dose-dependent subjective effect profile in a Phase 1 trial that was generally found to be more similar to classical psychedelics than to racemic MDMA.
•
We expect to initiate an exploratory, randomized, double-blind, placebo-controlled Phase 2 study to assess the safety, tolerability and efficacy of EMP-01 in adults with SAD around year-end 2024.

IBX-210: Intravenous (IV)-Ibogaine for Opioid Use Disorder (OUD)

Recent Advancements

•
IBX-210 is a novel IV formulation of ibogaine, which is an indole alkaloid with potential for clinical benefit for substance use disorder
•
We completed a productive FDA pre-IND meeting to initiate discussions and alignment on a modern ibogaine IND.
•
We plan to run additional non-clinical studies prior to launching a Phase 1b study.

Novel 5-HT2A Receptor Agonists

Recent Advancements

•
Discovery program to identify novel, non-hallucinogenic 5-HT2AR agonists for TRD using artificial intelligence (AI)/machine learning (ML)-informed drug design and medicinal chemistry.
•
We presented data at the Society for Neuroscience (SfN) annual meeting aimed to show that these compounds are promising chemical starting points for new analogs with further improved 5-HT2AR versus 5-HT2BR agonist selectivity that maintain translational antidepressant-like activity with potential for non-hallucinogenic effects.

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

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes, and a term loan.

Factors and Trends Affecting our Results of Operations

We believe that the most significant factors affecting our results of operations include:

Research and Development Expenses

We believe that our ability to successfully develop innovative product candidates through our programs will be the primary factor affecting our future growth. Our approach to the discovery and development of our product candidates is still being demonstrated. As such, we do not know whether we will be able to successfully develop any of our product candidates. Developing novel product candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have chosen to leverage our platform to focus initially on advancing our product candidates in the area of mental health.

All of our product candidates are still in development stages, and we have incurred and will continue to incur significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will constitute the most significant part of our expenses in future periods in line with the advancement and expansion of the development of our product candidates.

Acquisitions/Investments

To continue to grow our business and to aid in the development of our various product candidates, we have strategically acquired and invested in companies that share our common goal towards advancing transformative treatments, including psychedelic compounds and digital therapeutics, for patients that suffer from mental health disorders.

Stock-Based Compensation

In August 2020, we adopted the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) and the Hurdle Share Option Plan (the “HSOP Plan”), which allowed us to grant stock-based awards to executive officers, directors, employees and consultants.

Effective April 23, 2021, we adopted and our shareholders approved the atai Life Sciences N.V. 2021 Incentive Award Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan enables us to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to our executive officers, directors and other employees and consultants. Any shares subject to outstanding options originally granted under the 2020 Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan.

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

Ownership interests in entities over which we have significant influence, but not a controlling financial interest, are accounted for under either the alternative measurement pursuant to ASC 321 or as an equity method investment. Investments eligible for the measurement alternative under ASC 321 are carried at its initial cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investments. For equity method investments where we have not elected the fair value option, we record gains (losses) from investments in equity method investees, net of tax, for our proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If we make subsequent additional investments in that same company, we may record additional gains (losses) based on changes to our investment basis and also may record additional income (loss) in equity method investments. If we have elected the fair value option for an equity investment, the fair value of the investments will be recognized upon acquisition and any changes in fair value will be recognized as a component of other income (expense), net.

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

Other income (expense), net

Interest income

Interest income consists of interest earned on cash balances held in interest-bearing accounts and interest earned on notes receivable. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for the research and development of our product candidates and ongoing business operations.

Interest expense

Interest expense consists primarily of interest expense incurred in connection with our 2022 Term Loan Facility, defined below.

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

Change in fair value of assets and liabilities, net

The Company carries various assets and liabilities at fair value and subsequent remeasurements are recorded as a Change in fair value of assets and liabilities, net as a component of Other income (expense), net. Assets held at fair value include securities held at fair value, investments held at fair value, and convertible notes receivable. Liabilities held at fair value include contingent considerations, short-term convertible promissory notes and derivative liability, debtor-in-possession loan commitment, and warrant liability.

Change in fair value of securities carried at fair value

Change in fair value of securities consists of changes in fair value of our available for sale securities for which we have elected the fair value option.

Change in fair value of short-term notes receivable - related party, net

Change in fair value of short-term notes receivable - related party, net, consists of subsequent remeasurements of our notes receivable with IntelGenx for which we have elected the fair value option.

Change in fair value of short-term convertible notes receivable - related party

Change in fair value of short-term convertible notes receivable - related party, consists of subsequent remeasurements of our convertible notes receivable with IntelGenx for which we have elected the fair value option.

Change in fair value of other investments held at fair value

Change in fair value of other investments held at fair value consists of subsequent remeasurements of our investments held at fair value, including COMPASS Pathways plc ("COMPASS"), IntelGenx Technologies Corp. ("IntelGenx"), and Beckley Psytech Limited ("Beckley Psytech") for which we have elected the fair value option.

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

Change in the fair value of short-term convertible promissory notes and derivative liability

Change in fair value of short-term convertible promissory notes and derivative liability consists of subsequent remeasurements of certain convertible notes issued in 2020.

Change in fair value of subsequent debtor-in-possession loan commitment

Change in fair value of subsequent debtor-in-possession loan commitment consists of subsequent remeasurements of our liability for the remaining balance of the credit facility between the Company and IntelGenx (the “DIP Loan”) for which we have elected the fair value option.

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

Other income (expense), net

Other income (expense), net consists principally of the impact of accounting adoptions, changes in the carrying values of our assets and liabilities, or net gains (losses) recognized on the sale of certain of our assets.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of September 30, 2024. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law.

We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recognized in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of September 30, 2024, we had no additional unrecognized tax benefits and the Company accrued interest on the tax positions recognized in 2023 through September 30, 2024.

Losses from Investments in Equity Method Investees, Net of Tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage related to our equity method investments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023 (unaudited)

	For the three months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
License revenue	$40	$87	$(47)	(54%)
Operating expenses:
Research and development	12,377	13,290	(913)	(7%)
General and administrative	10,265	13,631	(3,366)	(25%)
Total operating expenses	22,642	26,921	(4,279)	(16%)
Loss from operations	(22,602)	(26,834)	4,232	(16%)
Other income (expense), net:
Interest income	160	612	(452)	(74%)
Interest expense	(783)	(686)	(97)	14%
Benefit from research and development tax credit	31	—	31	100%
Change in fair value of assets and liabilities, net	(1,964)	70,810	(72,774)	(103%)
Foreign exchange gain, net	770	253	517	204%
Other expense, net	(2,075)	(308)	(1,767)	574%
Total other income (expense), net	(3,861)	70,681	(74,542)	(105%)
Net income (loss) before income taxes	(26,463)	43,847	(70,310)	(160%)
Benefit from (provision for) income taxes	178	(238)	416	(175%)
Losses from investments in equity method investees, net of tax	(26)	(238)	212	(89%)
Net loss	$(26,311)	$43,371	$(69,682)	(161%)
Net loss attributable to noncontrolling interests	(25)	(873)	848	(97%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(26,286)	$44,244	$(70,530)	(159%)

License Revenue

We recognized an immaterial amount and $0.1 million of license revenue for the three months ended September 30, 2024 and 2023, respectively, related to certain research and development services performed by the Company pursuant to the Otsuka Agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Psychedelic Programs
VLS-01	$1,582	$1,179	$403	34%
IBX-210 & DMX-1002	1,247	368	879	239%
Novel 5-HT2A Receptor Agonists	880	539	341	63%
EMP-01	355	556	(201)	(36%)
Non-Psychedelic Programs
RL-007	3,953	2,418	1,535	63%
Other Programs	80	803	(723)	(90%)
Enabling Technologies and Drug Discovery Platforms	11	507	(496)	(98%)
Unallocated research and development expenses:
Personnel expenses	4,046	6,457	(2,411)	(37%)
Professional and consulting services	93	363	(270)	(74%)
Other	130	100	30	30%
Total research and development expenses	$12,377	$13,290	$(913)	(7%)

Research and development expenses were $12.4 million for the three months ended September 30, 2024, compared to $13.3 million for the three months ended September 30, 2023. The $0.9 million decrease was primarily attributable to $2.2 million increase of direct costs in our clinical programs as discussed below, mostly offset by $0.5 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, $2.4 million decrease in personnel expenses (inclusive of $1.3 million decrease in stock-based compensation), and a $0.2 million decrease in professional services costs and other costs.

Psychedelic Programs

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The $0.4 million increase in direct costs for our VLS-01 program was primarily due to $1.1 million increase of clinical development costs related to our Phase 1b trial of VLS-01 designed to evaluate the efficacy, safety, tolerability, PK and PD of VLS-01 delivered using our proprietary OTF formulation as well as our upcoming randomized, double-blind, placebo-controlled Phase 2 study. These costs were partially offset by $0.5 million decrease in preclinical development costs and $0.2 million decrease in manufacturing costs.

IBX-210 & DMX-1002: Ibogaine for Opioid Use Disorder

The $0.9 million increase in direct costs was primarily due to $0.7 million of preclinical development costs, $0.3 million of clinical development costs, and $0.2 million of manufacturing costs related to the IBX-210 program in the third quarter of 2024, as compared to $0.2 million of clinical development costs, $0.1 million of manufacturing costs, and $0.1 million of personnel costs related to conduct our DMX-1002 Phase 1/2 trial in the third quarter of 2023.

Novel 5-HT2A Receptor Agonists

The $0.3 million increase in direct costs for novel 5-HT2A receptor agonists was primarily due to an increase of $0.6 million of preclinical development costs, partially offset by a $0.3 million decrease in manufacturing costs.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $0.2 million decrease in direct costs for our EMP-01 program was primarily due to $0.3 million decrease in clinical development costs relating to our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01. These were partially offset by $0.1 million increase in manufacturing costs.

Non-Psychedelic Programs

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $1.5 million increase in direct costs for our RL-007 program was due to $1.5 million increase of clinical development costs relating to our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Other Programs

The $0.7 million decrease in direct costs for our other programs was primarily due to $0.7 million decrease in our PCN-101 program.

Enabling Technologies and Drug Discovery Platforms

The $0.5 million decrease in our enabling technologies and drug discovery platforms primarily relates to $0.5 million decreased costs in our Invyxis program.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the three months ended September 30, 2024 compared to $13.6 million for the three months ended September 30, 2023. The decrease of $3.3 million was largely attributable to $3.5 million decrease in personnel related costs (inclusive of $1.8 million decrease in stock-based compensation), $0.7 million decrease in legal and professional service expenses, and $0.5 million decrease in insurance expenses. These were partially offset by a $1.3 million increase in VAT and non-income tax (due to non-recurring prior year refund) and an increase of $0.1 million in investor relations and public company compliance fees.

Other income (expense), net

Interest income

Interest income for the three months ended September 30, 2024 and 2023 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.2 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.

Interest expense

Interest expense for the three months ended September 30, 2024 and 2023 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility, defined below. Interest expense was $0.8 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively.

Benefit from research and development tax credit

We recognized an immaterial amount of research and development tax credit from the Australian Tax Authorities for the three months ended September 30, 2024 and 2023.

Change in fair value of assets and liabilities, net:

Change in fair value of securities carried at fair value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the three months ended September 30, 2024 and 2023 we recognized a gain of $0.9 million and $1.8 million, respectively, relating to the change in fair value of securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our notes receivable with IntelGenx for which we have elected the fair value option. During the three months ended September 30, 2024 we recognized an immaterial loss related to the change in the fair value. We recorded an immaterial change in fair value of short-term notes receivable - related party during the three months ended September 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of short-term convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable with IntelGenx for which we have elected the fair value option. During the three months ended September 30, 2024 we recognized an $8.0 million loss related to the change in the fair value. An immaterial change in fair value of convertible notes receivable - related party was recognized during the three months ended September 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our ADS holding in COMPASS, IntelGenx related investments, and warrants issued by Beckley Psytech Limited. During the three months ended September 30, 2024, we recognized a $3.9 million gain related to our ADS holding in COMPASS and a $0.1 million loss related to our warrants issued by Beckley Psytech Limited. During the three months ended September 30, 2023, we recognized a $69.0 million non-cash change in fair value of other investments held at fair value related to an accounting method change for our ADS holdings in COMPASS resulting in our election of fair value accounting. See Note 5 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recognized at the acquisition date, and are subsequently remeasured to fair value. For the three months ended September 30, 2024 and 2023 we recognized a $0.1 million loss and a $0.1 million loss, respectively.

Change in fair value of contingent consideration liability

In October 2023, we acquired the noncontrolling interest's shares of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the three months ended September 30, 2024, we recognized an immaterial change in the fair value related to the DemeRx IB contingent consideration. In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the three and nine months ended September 30, 2024 and 2023, we recognized an immaterial gain related to the TryptageniX contingent consideration.

Change in fair value of convertible promissory notes and derivative liability

In December 2023 and April 2024, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible notes and record the fair value of the conversion option quarterly. For the three months ended September 30, 2024, we recognized a $0.9 million gain due to a change in the fair value of the conversion option of the convertible notes issued by ATAI Life Sciences NV.

Change in fair value of subsequent debtor-in-possession loan commitment

Change in fair value of subsequent debtor-in-possession loan commitment consists of subsequent remeasurements of our liability for the remaining balance of the DIP Loan for which we have elected the fair value option. During the three months ended September 30, 2024 we recognized $0.5 million gain related to the change in the fair value.

Foreign exchange gain, net

We recognized a gain of $0.8 million related to foreign currency exchange rates for the three months ended September 30, 2024 and a gain of $0.3 million related to foreign currency exchange rate for the three months ended September 30, 2023. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other expense, net

We incurred a non-cash loss of $2.1 million on the sale of our ADS holdings in COMPASS during the three months ended September 30, 2024. We incurred a $0.3 million other expense, net for the three months ended September 30, 2023, which primarily consisted of a $0.3 million increase to the allowances on receivables, partially offset by a $0.1 million gain recognized on the Company divestment of it's investment in Juvenescence Limited ("Juvenescence").

Benefit from (provision for) income taxes

We incurred $0.2 million of current income tax benefit for the three months ended September 30, 2024 compared to a $0.2 million income tax expense for the three months ended September 30, 2023. The decrease in income tax expense in 2024 was primarily driven by a reduction in global earnings, a favorable return to provision from one of our Australian subsidiaries and the release of an uncertain tax liability associated with a 2021 tax return for one of our subsidiaries.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended September 30, 2024 and 2023 was immaterial and $0.2 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (unaudited)

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
License revenue	$313	$296	$17	6%
Operating expenses:
Research and development	36,513	48,047	(11,534)	(24%)
General and administrative	36,226	44,159	(7,933)	(18%)
Total operating expenses	72,739	92,206	(19,467)	(21%)
Loss from operations	(72,426)	(91,910)	19,484	(21%)
Other income (expense), net:
Interest income	585	1,191	(606)	(51%)
Interest expense	(2,172)	(1,965)	(207)	11%
Benefit from research and development tax credit	617	—	617	100%
Change in fair value of assets and liabilities, net	(33,764)	72,411	(106,175)	(147%)
Foreign exchange gain (loss), net	676	(593)	1,269	(214%)
Other expense, net	(2,737)	(100)	(2,637)	2637%
Total other income (expense), net	(36,795)	70,944	(107,739)	(152%)
Net loss before income taxes	(109,221)	(20,966)	(88,255)	421%
Benefit from (provision for) income taxes	163	(588)	751	(128%)
Losses from investments in equity method investees, net of tax	(2,000)	(3,199)	1,199	(37%)
Net loss	$(111,058)	$(24,753)	$(86,305)	349%
Net loss attributable to noncontrolling interests	(747)	(2,821)	2,074	(74%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(110,311)	$(21,932)	$(88,379)	403%

License Revenue

We recognized $0.3 million and $0.3 million of license revenue for the nine months ended September 30, 2024 and 2023, respectively, related to certain research and development services performed by the Company pursuant to the Otsuka Agreement.

Research and Development Expenses

The table and discussion below present research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Psychedelic Programs
VLS-01	$6,362	$6,351	$11	0%
IBX-210 & DMX-1002	3,224	1,324	1,899	143%
Novel 5-HT2A Receptor Agonists	1,705	1,395	311	22%
EMP-01	622	2,124	(1,501)	(71%)
Non-Psychedelic Programs
RL-007	8,452	5,797	2,655	46%
Other Programs	550	6,122	(5,572)	(91%)
Enabling Technologies and Drug Discovery Platforms	563	2,711	(2,149)	(79%)
Unallocated research and development expenses:
Personnel expenses	13,945	20,566	(6,621)	(32%)
Professional and consulting services	765	1,279	(514)	(40%)
Other	324	378	(54)	(14%)
Total research and development expenses	$36,513	$48,047	$(11,534)	(24%)

Research and development expenses were $36.5 million for the nine months ended September 30, 2024, compared to $48.0 million for the nine months ended September 30, 2023. The decrease of $11.5 million was primarily attributable to $2.2 million decrease of direct costs in our clinical programs as discussed below, $2.1 million decrease of costs related to our enabling technologies and drug discovery platform as discussed below, $6.6 million decrease in personnel expenses (inclusive of $3.2 million decrease in stock-based compensation and a $1.6 million decrease in restructuring costs), $0.5 million decrease in professional service costs, and a $0.1 million decrease in other expenses.

Psychedelic Programs

VLS-01: N,N-dimethyltryptamine; (“DMT”) for Treatment Resistant Depression

The direct costs for our VLS-01 program remained consistent for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was primarily due to $1.0 million increase of clinical development costs and $0.2 million increase of preclinical development costs related to our Phase 1 three-part trial and Phase 1b trial of VLS-01 designed to evaluate the safety, tolerability, PK and PD of VLS-01 delivered by intravenous (IV) infusion and using our proprietary OTF formulation as well as our upcoming randomized, double-blind, placebo-controlled Phase 2 study. These increases were partially offset by a $1.2 million decrease in manufacturing costs.

IBX-210 & DMX-1002: Ibogaine for Opioid Use Disorder

The $1.9 million net increase in direct costs was primarily due to $1.6 million of preclinical development costs, $0.9 million of clinical development costs, and $0.7 million of manufacturing costs related to the IBX-210 program for the nine months ended September 30, 2024, as compared to $0.7 million of clinical development costs, $0.4 million of manufacturing costs, and $0.2 million of personnel costs related to the conduct our DMX-1002 Phase 1/2 trial for the nine months ended September 30, 2023.

Novel 5-HT2A Receptor Agonists

The $0.3 million increase in direct costs for novel 5-HT2A receptor agonists was primarily due to $0.3 million increase in preclinical development costs.

EMP-01: 3,4-methylenedioxy-methamphetamine (MDMA) derivative for Post Traumatic Stress Disorder

The $1.5 million decrease in direct costs for our EMP-01 program was primarily due to $1.2 million decrease in clinical development costs and $0.3 million decrease in preclinical development costs relating to our Phase 1 single ascending dose trial to assess the safety and tolerability of orally administered EMP-01.

Non-Psychedelic Programs

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $2.7 million increase in direct costs for our RL-007 program was primarily due to an increase of $2.5 million in clinical development costs, $0.2 million of manufacturing costs, and $0.2 million in preclinical development costs, all relating to our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS. These costs were partially offset by a decrease of $0.2 million in personnel costs.

Other Programs

The $5.6 million decrease in direct costs for our other programs was primarily due to $5.3 million decrease in our PCN-101 program, $0.2 million decrease in our KUR-101 program, and $0.1 million decrease in our RLS-01 program.

Enabling Technologies and Drug Discovery Platforms

The $2.1 million decrease in our enabling technologies and drug discovery platforms primarily relates to $1.1 million decrease in our Invyxis program, $0.4 million decrease in our TryptageniX program, $0.4 million decrease in our InnarisBio program, and $0.2 million decrease in our Psyber program.

General and Administrative Expenses

General and administrative expenses were $36.2 million for the nine months ended September 30, 2024 compared to $44.2 million for the nine months ended September 30, 2023. The decrease of $8.0 million was largely attributable to $8.3 million decrease in personnel related costs (inclusive of $5.1 million decrease in stock-based compensation and $0.4 million increase in restructuring costs), $2.3 million decrease in legal and professional services, and $1.1 million decrease in insurance costs, partially offset with $3.3 million increase in VAT and non-income tax (due to non-recurring prior year refund) and $0.4 million increase in investor relations and public company fees.

Other income (expense), net

Interest income

Interest income for the nine months ended September 30, 2024 and 2023 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.6 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2024 and 2023 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility, defined below. Interest expense was $2.2 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.6 million for the nine months ended September 30, 2024. We recognized an immaterial amount of research and development tax credit for the nine months ended September 30, 2023.

Change in fair value of assets and liabilities, net:

Change in fair value of securities carried at fair value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the nine months ended September 30, 2024 and 2023, we recognized a gain of $3.2 million and $3.3 million, respectively, relating to the change in fair value of securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our short-term notes receivable with IntelGenx for which we have elected the fair value option. During the nine months ended September 30, 2024 we recognized a $0.5 million loss related to the change in the fair value. We recorded an immaterial change in fair value of short-term notes receivable - related party during the nine months ended September 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of short-term convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable with IntelGenx for which we have elected the fair value option. During the nine months ended September 30, 2024 we recognized $13.2 million loss related to the change in the fair value. We recognized an immaterial change in fair value for our convertible notes receivable - related party during the nine months ended September 30, 2023. See Note 6 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our ADS holdings in COMPASS, IntelGenx related investments, and warrants issued by Beckley Psytech Limited. During the nine months ended September 30, 2024, we recognized a $22.0 million loss related to our ADS holdings in COMPASS, a $6.5 million loss related to our investments in IntelGenx, and a $0.6 million gain related to warrants issued by Beckley Psytech Limited. During the nine months ended September 30, 2023, we recognized a $69.0 million non-cash change in fair value of other investments held at fair value related to an accounting method change for our ADS holdings in COMPASS resulting in our election of fair value accounting. See Note 5 in the Notes to unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recognized at the acquisition date, and are subsequently remeasured to fair value. For the nine months ended September 30, 2024 and 2023 we recognized an immaterial loss and a $0.1 million loss, respectively.

Change in fair value of contingent consideration liability

In October 2023, we acquired the noncontrolling interest's shares of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the nine months ended September 30, 2024, we recognized a $0.2 million gain related to the DemeRx IB contingent consideration. In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the nine months ended September 30, 2024, we recognized an immaterial gain related to the TryptageniX contingent consideration.

Change in fair value of convertible promissory notes and derivative liability

In December 2023 and April 2024, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible notes and record the fair value of the conversion option quarterly. For the nine months ended September 30, 2024, we recognized a $4.0 million gain due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Change in fair value of subsequent debtor-in-possession loan commitment

Change in fair value of subsequent debtor-in-possession loan commitment consists of subsequent remeasurements of our liability for the remaining balance of the DIP Loan for which we have elected the fair value option. During the nine months ended September 30, 2024 we recognized $0.5 million gain related to the change in the fair value.

Foreign exchange loss, net

We recognized a gain of $0.7 million related to foreign currency exchange rates for the nine months ended September 30, 2024 and a loss of $0.6 million related to foreign currency exchange rate for the nine months ended September 30, 2023. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other expense, net

We incurred $2.7 million of other expense, net for the nine months ended September 30, 2024, which primarily relates to a non-cash loss of $2.1 million on the sale of our ADS holdings in COMPASS and our initial recognition of the IntelGenx subsequent debtor-in-possession loan commitment of $0.7. See Note 5 and Note 6 in the Notes to our unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

We incurred $0.1 million of other expense, net of for the nine months ended September 30, 2023, which consists primarily of a $0.3 million increase to the allowances on receivables, partially offset by a $0.1 million gain recognized on our divestment of our investment in Juvenescence Limited ("Juvenescence") and $0.1 million of service revenue generated for general and administrative services performed by us on behalf of our platform companies.

Benefit from (provision for) income taxes

We incurred $0.2 million of current income tax benefit for the nine months ended September 30, 2024 compared to $0.6 million of income tax expense for the nine months ended September 30, 2023. The decrease in income tax expense shown in 2024 was primarily driven by a reduction in global earnings, a favorable return to provision from one of our Australian subsidiaries and the release of an uncertain tax liability associated with a 2021 subsidiary tax return.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the nine months ended September 30, 2024 and 2023 was $2.0 million and $3.2 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

For the nine months ended September 30, 2024 and 2023, we had net losses attributable to ATAI Life Sciences N.V. stockholders of $110.3 million and $21.9 million, respectively. As of September 30, 2024 and December 31, 2023, our accumulated deficit was $661.3 million and $550.9 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue working towards commercializing any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, convertible promissory notes, investments, sales of common shares under our at-the-market equity offering program, and the 2022 Term Loan Facility, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

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

Sources of Liquidity

Convertible Promissory Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of convertible notes (“2018 Convertible Notes”). The 2018 Convertible Notes are non-interest-bearing, unsecured and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. In October 2020, we issued an additional principal amount of $1.0 million of the 2018 Convertible Notes. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00.

In December 2023 and April 2024, respectively, a noteholder and a related party noteholder each entered into an agreement with us to exchange their respective 2020 Convertible Notes for new convertible notes issued by ATAI Life Sciences N.V. Each new note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

As of September 30, 2024 the new ATAI Life Sciences N.V. notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.4 million) in the aggregate.

Investments

A significant potential source of liquidity resides in our investment in ADSs of COMPASS, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $43.5 million as of September 30, 2024.

In September 2024, the Company sold 2,660,000 ADSs of COMPASS at a price of $6.05 per ADS in an open market transaction, resulting in net proceeds received of $16.1 million.

ATM Agreement

In November 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell our common shares, having an aggregate offering price of up to $150,000,000, from time to time through an “at-the-market” equity offering program under which Jefferies will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. There have been no sales under the Sales Agreement through September 30, 2024.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., which was most recently amended in August 2024. See “ – Liquidity Risks – Indebtedness– Hercules Term Loan” for additional information.

Liquidity Risks

As of September 30, 2024, we had cash and cash equivalents of $30.0 million, restricted cash of $15.0 million, and short-term securities of $56.0 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents, short-term securities, and committed term loan funding as of the date this Quarterly Report will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months and we believe will be sufficient to fund our operations into 2026.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(58,142)	$(62,156)
Net cash provided by (used in) investing activities	52,612	(52,472)
Net cash provided by financing activities	5,220	106
Effect of foreign exchange rate changes on cash	239	401
Net decrease in cash, cash equivalents and restricted cash	$(71)	$(114,121)

Net Cash Used in Operating Activities

Net cash used in operating activities was $58.1 million for the nine months ended September 30, 2024, which consisted of a net loss of $111.1 million, adjusted by non-cash charges of $58.1 million and a net cash outflow of $5.2 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted of $36.0 million loss related to the change in fair value of assets and liabilities, net, $17.1 million of stock-based compensation, $2.1 million loss from sale of investment held at fair value, $2.0 million of losses from our equity method investments, $1.0 million in other expenses, $0.3 million amortization of debt discount, $0.2 million in depreciation and amortization expense, and $0.2 million change in right-of-use asset, partially offset by a $0.8 million unrealized foreign exchange gain. The net cash outflows from the change in operating assets and liabilities were primarily due to a $3.8 million decrease in accrued liabilities and a $1.6 increase in prepaid expenses, partially offset by a $0.3 million increase in accounts payable .

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

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities was $52.6 million for the nine months ended September 30, 2024, primarily driven by $54.3 million of proceeds from the sale and maturities of securities carried at fair value and $16.1 million of proceeds from the sale of other investment held at fair value, partially offset by $10.0 million cash paid for investments, $5.7 million of cash paid for short-term notes receivable – related party, net, and $2.0 million of cash paid for short-term convertible notes receivable and warrant – related party.

Net cash used in investing activities was $52.5 million for the nine months ended September 30, 2023, primarily driven by $177.0 million of cash paid for securities at fair value, $3.0 million of loans to related parties, $2.2 million cash paid for investments held at fair value, $0.5 million of cash paid for acquisition of variable interest entity, $0.3 million of capitalized internal-use software development costs, and $0.3 million of purchases of property plant and equipment, partially offset by $130.4 million of proceeds from the sale and maturities of securities carried at fair value and $0.5 million from the sale of other investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2024, due to $5.0 million of proceeds from debt financing and $0.4 million of proceeds from stock option exercises, partially offset by $0.2 million of financing costs paid.

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

As of September 30, 2024, the new ATAI Life Sciences N.V. notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.4 million).

Hercules Term Loan

On August 9, 2022 (the “Closing Date”), we, ATAI Life Sciences AG (“ATAI AG” and together with us, the “Borrowers”) and certain of our subsidiary guarantors (collectively, the “Subsidiary Guarantors”) entered into a Loan and Security Agreement (the “Initial Hercules Loan Agreement”). The Initial Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (as amended by that certain First Amendment to Loan and Security Agreement, dated as of March 13, 2023, the “First Amendment,” that Second Amendment to Loan and Security Agreement, dated as of May 26, 2023, the “Second Amendment,” and that Third Amendment to Loan and Security Agreement, dated August 14, 2024, the “Third Amendment,” and collectively, the “2022 Term Loan Facility”).

On May 26, 2023, we, ATAI AG, and the Subsidiary Guarantors entered into the Second Amendment, with the several banks and other financial institutions or entities from time to time parties to the Hercules Loan Agreement, defined below, (collectively, the “Lenders”) and Hercules, in its capacity as administrative agent and collateral agent for itself and for the Lenders (the “Agent”) which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the “Existing Loan Agreement” and as amended by the Second Amendment, the “Hercules Loan Agreement”) to, among other things, (i) extend the availability of Tranche 1B of $10.0 million, from May 1, 2023, under the Existing Loan Agreement, to November 15, 2024, (ii) extend the availability of Tranche 1C of $15.0 million, from December 15, 2023, under the Existing Loan Agreement, to December 15, 2024, (iii) provide Tranche 1D of $20.0 million, available upon the earlier of (x) the full draw of Tranche 1C and (y) the expiration of Tranche 1C availability, through February 15, 2025, (iv) extend the availability of Tranche 2 of $15.0 million, from June 30, 2024, under the Existing Loan Agreement, subject to certain conditions under the Hercules Loan Agreement, to the earlier of (x) the full draw of Tranche 1D and (y) the expiration of Tranche 1D availability, through March 15, 2025, subject to the Tranche 2 Draw Test, (v) extend the timeline to achieve the second amortization extension condition, from June 30, 2024, in the Existing Loan Agreement, to December 15, 2024, (vi) amend the Tranche 2 Draw Test, satisfaction of which is a condition to draw Tranche 2 under the Hercules Loan Agreement and (vii) extend the financial covenant commencement date, from the later of (x) July 1, 2023, and (y) the date that the outstanding debt under the facility is equal to or greater than $40.0 million, in the Existing Loan Agreement, to the later of (x) May 1, 2024, and (y) the date that the outstanding debt under the facility is equal to or greater than $30.0 million, provided, that the financial covenant is waived if the Company has a market capitalization of at least $550.0 million.

On August 14, 2024 (the “Third Amendment Date”), the Borrowers and certain Subsidiary Guarantors entered into the Third Amendment with the Lenders and Hercules, in its capacity as the Agent, which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the Second Amendment and the Third Amendment, the “2022 Term Loan Agreement”) to, among other things, (i) provide Tranche 1B of $5.0 million on the Third Amendment Date, (ii) reduce the remainder of available Tranche 1 to $25.0 million, and extend the availability thereof (x) with respect to Tranche 1C, to be available after the Third Amendment Date until March 31, 2025, and (y) with respect to Tranche 1D, to be available upon the earlier to occur of (1) March 31, 2025 and (2) full borrowing of Tranche 1C, until June 30, 2025, (iii) increase Tranche 2 to $30.0 million, and extend the availability thereof to be available upon the earlier to occur of (1) June 30, 2025, and (2) full borrowing of Tranche 1D, until September 30, 2025, subject to the Tranche 2 Draw Test, (iv) extend the availability of Tranche 3 of $100.0 million, through March 31, 2026, available subject to lender’s investment committee approval, (v) extend the amortization date to September 1, 2025, and extend the timeline to achieve the second amortization extension condition, to June 30, 2025, upon the occurrence of which the amortization date may be extended to March 1, 2026, (vi) amend the financial covenant to commence on October 1, 2024, and require that so long as our market capitalization is less than $550.0 million, Borrowers shall maintain qualified cash equal to at least 50% of the sum of (x) the amount of outstanding debt under the facility plus (y) Qualified Cash A/P Amount (as defined in the Agreement), or upon the occurrence of certain conditions, 70% of the sum of (x) the amount of outstanding debt under the facility plus (y) Qualified Cash A/P Amount, and (vii) reduce the interest rate to equal the greater of (x) 9.05% or (y) prime rate plus 4.30% (or, upon achieving certain conditions, (y) shall equal prime rate plus 4.05%).

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

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if we raise at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to June 30, 2025, and satisfy certain other specified conditions (the “Extension Condition Two”). The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.30% and (ii) 9.05%; provided, that if the Extension Condition Two is satisfied, the rate of interest in the foregoing clause (i) is prime rate as reported in The Wall Street Journal plus 4.05%. Accrued interest is payable monthly following the funding of each term loan advance. We may make payments of interest only, without any loan amortization payments until September 1, 2025, which date may be extended to March 1, 2026 if Extension Condition Two is achieved. At the end of the interest only period, we are required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

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

The 2022 Term Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the 2022 Term Loan Agreement requires that beginning on October 1, 2024, we shall maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, we shall at all times maintain Qualified Cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant shall not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of September 30, 2024, we were in compliance with all applicable covenants under the 2022 Term Loan Agreement.

In addition, we are required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date, (ii) the date that we prepay, in full or in part, the principal balance of the 2022 Term Loan Facility, or (iii) the date that the outstanding balance of the 2022 Term Loan Facility becomes due and payable. The End of Term Charge is 6.95% of the aggregate original principal amount of the term loans so repaid or prepaid under the 2022 Term Loan Agreement.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of September 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of milestone payments under existing license agreements. For information regarding our other contractual obligations, refer to Note 10. Leases, Note 16. Commitments and Contingencies, and Note 17. License Agreements and Part II, Item 7 of our Form 10-K.

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation, Consolidation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2024 we had cash and cash equivalents of $30.0 million, restricted cash of $15.0 million, and short-term securities of $56.0 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. We purchased investment grade short-term debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize our exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of September 30, 2024, we had $0.4 million in convertible promissory notes, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

As of September 30, 2024, the carrying amount of our short and long-term notes receivables was an aggregate amount of $5.7 million. Based on the principal amounts of the notes receivable and the interest rates assigned to each note receivable as per their respective contracts, a hypothetical 10% change in the interest rates would not have a material impact on our notes receivables, financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

c)
Insider Trading Arrangement and Policies.

During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1†	Third Amendment to the Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated August 14, 2024.	8-K	001-40493	10.3	8/14/2024

31.1	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: November 13, 2024	By:	/s/ Florian Brand
Florian Brand
Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Srinivas Rao
Srinivas Rao, M.D.
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Anne Johnson
Anne Johnson
Chief Financial Officer
(Principal Financial Officer)