Form 10-Q/A
period 2024-09-30
ATAI Life Sciences N.V.
filed 2024-11-14
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A is to amend the certifications filed as Exhibit 31.3 and Exhibit 32.1 to the Quarterly Report on Form 10-Q of ATAI Life Sciences N.V. (the “Company”) for the quarterly period ended September 30, 2024, filed with the U.S. Securities and Exchange Commission on November 13, 2024 (the “Original Filing”) to correct the inadvertent omission of the conformed signatures and to correct a scrivener’s error in the title line in the signature block in Exhibit 31.2 to refer in parentheses to “Co-Principal Executive Officer.” The certifications were fully executed on November 13, 2024 and were in the Company’s possession at the time of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications have been provided as Exhibits 31.1 - 31.3 and Exhibit 32.1.

Other than as set forth above, this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing, nor does this Amendment No. 1 reflect events that may have occurred after the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

ATAI Life Sciences N.V.

FORM 10-Q/A

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2024 (the “Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of non-clinical, preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans; potential acquisitions, partnerships and other strategic arrangements; the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; available funding under the Hercules Capital, Inc. loan facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

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

Any forward-looking statements made herein speak only as of the date of the Original Filing, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of the Original Filing or to conform these statements to actual results or revised expectations.

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2024 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ATAI LIFE SCIENCES N.V.

Date: November 14, 2024	By:	/s/ Florian Brand
Florian Brand
Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Srinivas Rao
Srinivas Rao, M.D.
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Anne Johnson
Anne Johnson
Chief Financial Officer
(Principal Financial Officer)