Form 10-K
period 2024-12-31
ATAI Life Sciences N.V.
filed 2025-03-17
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $172.9 million. Solely for purposes of this disclosure, common shares held by executive officers, directors and certain shareholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 11, 2025, the Registrant had 198,306,455 common shares, par value €0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III where indicated.

ATAI Life Sciences N.V.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-K other than statements of historical fact should be considered forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, such as the acquisition of IntelGenx Corp., partnerships and other strategic arrangements; the sufficiency of our cash and cash equivalents and short-term investments to fund our operations; available funding under the 2022 Term Loan Facility; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

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

Any forward-looking statements made herein speak only as of the date of this Form 10-K, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Form 10-K or to conform these statements to actual results or revised expectations. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

GENERAL

Unless the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to “Form 10-K” and “Annual Report” herein refer to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We may announce material business and financial information to our investors using our investor relations website at https://ir.atai.com. We therefore encourage investors and others interested in atai to review the information that we make available on our website, in addition to following our filings with the U.S. Securities and Exchange Commission (“SEC”), webcasts, press releases and conference calls. Information contained on our website is not part of this Annual Report on Form 10-K.

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
•
We may not achieve our publicly announced milestones according to schedule, or at all;
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
•
Our business is subject to global financial and economic conditions and geopolitical events, including overall market volatility in the global financial markets, as well as political, trade and regulatory developments;
•
Our business is subject to economic, political, regulatory and other risks associated with international operations;
•
Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel;
•
A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results; and
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company on a mission to develop highly effective mental health treatments to transform patient outcomes. Founded in 2018, atai emerged from the urgent need for better mental health solutions for patients who are under-served by current treatment options. We are advancing a pipeline of product candidates designed to address the complex nature of mental health disorders. We believe that these investigational compounds have the potential to become rapid-acting, durable, and commercially scalable therapies for mental health patients in need of new treatment options.

Mental health disorders are highly prevalent and estimated to affect more than one billion people globally. The economic burden of these disorders is substantial and growing rapidly. Between 2009 and 2019, spending on mental health care in the United States increased by more than 50%, reaching $225 billion, and a Lancet Commission report estimates that the global economic cost will reach $16 trillion by 2030. While current treatments, such as selective serotonin reuptake inhibitors (“SSRIs”) and serotonin-norepinephrine reuptake inhibitors (“SNRIs”) are well established and effective for certain patients, approximately 65% of patients do not achieve remission of their symptoms after up to four antidepressant treatment trials, translating to a significant unmet medical need.

Our Approach

Our research is focused on developing rapid-acting, robust, and durable mental health treatments that can deliver large-scale patient impact. We are committed to leading a new era of mental health treatment – one that not only offers relief from symptoms, but the possibility of an improved quality of life and lasting change. We pursue this in two ways: we develop novel product candidates in-house and we make strategic investments in companies developing promising product candidates.

Our Core Psychedelic Programs

We have built a diversified pipeline of psychedelic product candidates that target mental health disorders that we believe have significant unmet medical need. Our in-house programs include:

•
VLS-01 (N,N-Dimethyltryptamine (“DMT”)) for treatment-resistant depression (“TRD”);
•
EMP-01(R-3,4-methylenedioxy-methamphetamine ("R-MDMA")) for social anxiety disorder (“SAD”); and
•
A drug discovery program to identify novel, non-hallucinogenic 5-HT2AR agonists for TRD

We believe psychedelics are emerging as novel breakthrough therapies for mental health disorders, such as depression, supported by growing scientific evidence, recent regulatory advancements and increasing patient and physician acceptance. Clinical studies have demonstrated the potential safety and efficacy profile of psychedelics, particularly their rapid onset of effect and sustained efficacy after a short course of administration. We believe these programs, which include both novel molecular entities and optimized variants of known compounds, have the potential to address significant unmet needs in mental health treatment.

Our commitment to innovation extends to early-stage drug discovery through our discovery platform. Intellectual property development has been essential to our strategy since inception, particularly through key investments in novel chemical entity ("NCE") development. We have made substantial progress in our drug discovery efforts to date, synthesizing and screening more than 750 compounds and identifying novel scaffolds that display potential in targeting mental health disorders.

Beckley Psytech Strategic Investment

Beckley Psytech Limited ("Beckley Psytech") is a private clinical-stage biopharmaceutical company developing psychedelic product candidates designed to be rapid-acting and short-duration. Beckley Psytech’s two investigational compounds are BPL-003, 5 Methoxy N,N-dimethyltryptamine ("mebufotenin") benzoate, for TRD and alcohol use disorder ("AUD"), and ELE-101, psilocin, for the treatment of major depressive disorder ("MDD"). In January 2024, made a strategic investment in Beckley Psytech, resulting in an approximate one third ownership stake with 1:1 warrant coverage at a 30% premium on the primary issuances. We hold a time-limited right of first refusal on a future sale of the company and an indefinite right of first negotiation for BPL-003 and ELE-101. Additionally, we agreed to collaborate on commercial and market access activities in preparation for potential commercialization. Our financial interest in the product candidates of Beckley Psytech is limited to the potential appreciation of our equity interest.

Recognify Life Sciences Strategic Investment

Recognify Life Sciences, Inc. ("Recognify"), a company in which we have a 51.9% strategic investment, is developing RL-007, an investigational pro-cognitive neuromodulator for the treatment of cognitive impairment associated with schizophrenia (“CIAS”). Currently, there are no approved therapies for CIAS.

IntelGenx Corp. Acquisition

In October 2024, we acquired all of the issued and outstanding shares of IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”), following the approval and vesting order obtained by IGX on September 30, 2024 from the Superior Court of Québec (Commercial Division) issued in connection with the proceedings instituted pursuant to the Companies’ Creditors Arrangement Act. IntelGenx is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for our development candidate, VLS-01. The acquisition was structured as a credit bid, whereby we agreed that our senior secured debt in IGX was discharged in exchange for IGX shares. No Company equity or cash was exchanged in connection with this transaction.

Compass Pathways Investment

COMPASS Pathways plc (“COMPASS”) is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. We first acquired an investment in COMPASS in December 2018 with additional investments through 2021. We currently hold 6,905,774 shares or approximately 7.5% ownership of COMPASS and it is a potential source of non-dilutive funding, subject to market conditions.

Our Pipeline

Our pipeline encompasses product candidates across multiple neuropsychiatric indications including depression, anxiety and CIAS. The table below summarizes the status of our product candidate portfolio, including those in development by the companies in which we are invested, as of the date of this Form 10-K.

The following details our key psychedelic programs, strategic investments and non-psychedelic program, recent advancements in our ongoing clinical trials and upcoming milestones, as applicable:

Psychedelic Programs & Strategic Investments

VLS-01: DMT for TRD

•
Product Candidate Concept: VLS-01 is an investigational proprietary oral transmucosal film formulation of N,N-Dimethyltryptamine (DMT) applied to the buccal surface, being developed for the treatment of people suffering from treatment-resistant depression (TRD). Pharmacologically, VLS-01 is a partial to full agonist of the 5HT1/2/6/7 receptors and is being developed to potentially offer rapid, robust, and durable efficacy with a favorable safety profile. VLS-01 has been modelled on a short-duration interventional psychiatry treatment paradigm, positioning it for integration into existing care models. In a third-party study, intravenous (“IV”) DMT administration has resulted in rapid-acting antidepressant effects in patients with MDD.
•
Disease Overview: Depression is a mood disorder that affects one’s thoughts, behaviors and emotions often causing a prolonged depressed mood and other symptoms severely impacting an individual’s ability to live a normal life. Of the estimated 300 million people who suffer from depression worldwide, 50% have depression which is treatment resistant. TRD occurs when someone with depression does not experience symptom improvement, despite trying at least two different antidepressants.

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

•
Recent Advancements: : In August 2024, we announced positive topline results from the Phase 1b trial, which was designed to evaluate the relative safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of VLS-01 compared to IV DMT. The single center, open-label study enrolled a total of 17 healthy participants, each of whom received a single dose of IV DMT followed by 3 different doses of VLS-01 20mg (N=8), 60mg (N=6), 120mg (N=14) or 160mg (N=16)-with a 28-day washout window between administrations. Peak plasma concentrations ("Cmax") were dose-proportional and comparable between the higher VLS-01 doses (120mg and 160mg) and the 30mg IV DMT dose. Peak plasma concentrations were achieved within 30-45 minutes (“Tmax”) and dose-dependent, and robust subjective effects, assessed by the Subjective Intensity Rating Scale (“SIRS”), were seen at the 120mg and 160mg doses. In the 120mg dose cohort: 13/14 participants achieved SIRS scores greater than seven out of ten, and these subjective effects were fully resolved by 120 minutes. VLS-01 demonstrated a favorable safety profile and was well tolerated with all adverse events classified as either mild or moderate, and most resolving on the day of dosing. The most common treatment-emergent adverse events ("TEAEs") were headache, dissociation, euphoric mood and nausea.

In March 2025, we announced that the first patient has been dosed in the Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 study of VLS-01, which is designed to assess the safety and efficacy of repeated doses in patients with TRD. We anticipate reporting topline data for the Elumina study in the first quarter of 2026. The Elumina trial will consist of two treatment periods. In the first treatment period, approximately 142 patients will be randomized 1:1 to receive a 120mg dose of VLS-01 or placebo on Day 1, followed by a second dose of the same intervention at Week 2. The primary endpoint is the change from baseline in Montgomery-Asberg Depression Rating Scale (MADRS) total score at Week 4. The last double-blind assessment visit will be at Week 14. The first treatment period will provide 12 weeks of blinded durability data following two doses of VLS-01 administered in a placebo-controlled fashion.

The second treatment period starts at Week 14 and will explore the response to two different dose levels of VLS-01. Patients will be randomized 1:1 to receive a third dose of either 60mg or 120mg of VLS-01. Final safety and efficacy assessment will be conducted two weeks after administration of the third dose.

We anticipate reporting topline data for the Elumina study in the first quarter of 2026.

EMP-01: R-MDMA for SAD

•
Product Candidate Concept: EMP-01 is an oral formulation of an R-MDMA that demonstrated a unique, dose-dependent subjective effect profile in a Phase 1 trial that was generally found to be more similar to classical psychedelics than to racemic MDMA.
•
Disease Overview: Anxiety disorders are the most common mental health disorders worldwide, affecting how one experiences worry, fear and anxiety in everyday situations. SAD is an area of high unmet medical need with approximately 18 million people currently diagnosed and no novel molecules approved in over two decades.
•
Recent Advancements: In January 2025, we initiated an exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01 in adults with SAD. We expect to randomize the first patient in the second quarter of 2025 and to report topline data from the trial in the first quarter of 2026.

Novel 5-HT2A Receptor Agonists (including non-hallucinogenic neuroplastogens)

•
Product Candidate Concept: EGX-A and EGX-B are lead candidates from our internal drug discovery engine, which were discovered using an artificial intelligence/machine learning-driven approach. They are psychedelic-like with novel, non-tryptamine structures with differentiated 5-HT receptor pharmacology compared to traditional psychedelics.
•
Recent Advancements: As part of our continued drug discovery efforts, novel 5-HT2A receptor agonists were discovered that maintain non-hallucinogenic potential based on their inability to fully-substitute for a traditional psychedelic in rodent drug discrimination studies. These differentiated 5-HT2A receptor agonists are being further optimized and studied in a series of animal models to assess therapeutic potential.

BPL-003: Mebufotenin benzoate for TRD and AUD (via Strategic Investment in Beckley Psytech)

•
Product Candidate Concept: BPL-003 is a dry powder, intranasal formulation of the benzoate salt form of mebufotenin, a psychoactive indolealkylamine derivative of tryptamine. Mebufotenin is a serotonergic psychedelic due to its ability to bind to a variety of serotonin (“5-HT”) receptors where it predominantly acts as an agonist. Its agonist actions at serotonin 1A ("5-HT1A") and serotonin 2A ("5-HT2A") receptors are considered to be the most important for the majority of its reported effects.
•
Disease Overview: See “— VLS-01 – Disease Overview” for an overview of TRD

AUD is a medical condition characterized by an impaired ability to stop or control alcohol use despite adverse social, occupational, or health consequences. The World Health Organization (“WHO”) estimates that around 400 million people suffer with AUD worldwide, with around 3 million deaths each year attributed to the harmful use of alcohol. Currently available pharmacological treatment options are not very effective and some people with alcohol use disorder who wish to abstain from, or reduce, alcohol consumption do not achieve their treatment goal with currently approved treatment options. This contributes to an unmet need for more effective medical treatments.

•
Recent Advancements: BPL-003 is currently being investigated as a treatment for people with TRD, with on-going Phase 2a open-label studies and an on-going Phase 2b double-blind, randomized, controlled study as well as an open-label extension study. In addition, Beckley Psytech recently completed an open-label Phase 2a study of BPL-003 in people with moderated to severe AUD.

Phase 2a study in TRD: In March 2024, Beckley Psytech announced initial results from Part 1 of the on-going Phase 2a open-label study in patients with moderate to severe TRD. The Phase 2a study investigated the safety, tolerability and efficacy of a single 10mg dose of BPL-003 alongside psychological support in patients who were not taking concomitant antidepressants. 12 subjects were dosed, and 11 met the criteria for per-protocol analysis. Patients were followed for 12 weeks post-dosing, with assessments conducted at multiple points throughout the study. Efficacy was assessed using the MADRS. Initial analysis showed that a single dose of BPL-003 induced a rapid antidepressant response (≥50% reduction in MADRS score) in 55% of patients on the day after dosing. The antidepressant effect was durable, with the 55% response rate maintained at weeks 4 and 12. There were 55% of patients in remission (MADRS score ≤10) at Week 4 and 45% in remission at Week 12.BPL-003 demonstrated a promising safety profile and was well tolerated. Adverse events ("AEs") were predominantly mild or moderate and the most common (>10%) AEs were nasal discomfort, headaches, nausea and vomiting, broadly consistent with Phase 1 findings. No serious AEs were reported. The acute effects of BPL-003 resolved on average in less than two hours. These data suggest that BPL-003 could offer a shorter treatment time when compared to other psychedelic treatments currently in development.

Topline results from the Part 2 extension of the Phase 2a open-label study, assessing the safety and efficacy of BPL-003 co-administration in patients with TRD who are on stable doses of oral antidepressants, is anticipated in the second quarter of 2025.

Phase 2b study in TRD: In March 2025, Beckley Psytech announced that it has completed patient enrollment in the eight-week, core, randomized, quadruple-masked, controlled Phase 2b study of BPL-003 for patients with TRD. The study is investigating the effects from a single 12mg or 8mg dose of BPL-003 against a sub-perceptual dose of 0.3mg in 196 patients with TRD. Efficacy will be assessed by masked raters using the MADRS scale at several time points with the primary endpoint at Week 4 and final assessment at Week 8. Topline results from the core stage of the study are expected in mid-2025.

The eight-week, open-label, extension stage of the Phase 2b clinical trial continues to enroll patients to evaluate the safety and efficacy of a second high dose of BPL-003 administered after the completion of the core stage of the trial.

Phase 2a study in AUD: In January 2025, Beckley Psytech announced positive topline findings from its open-label Phase 2a study of BPL-003 in 12 patients with moderate-to-severe AUD. The study evaluated the safety, tolerability, pharmacodynamic effects and impact on alcohol use of a single dose of BPL-003 in combination with relapse prevention cognitive behavioral therapy. Initial data showed that (i) a decrease in the mean number of alcohol units per day from 9.3 alcohol units per day in the 12 weeks prior to dosing to 2.2 alcohol units per day at 12 weeks post-dosing was observed (ii) a decrease in the mean percentage of Heavy Drinking Days from 56% in the pre-dose period to 13% at the end of the study was observed, (iii) an increase in the mean number of abstinent days from 33% to 81% was observed and (iv) 50% of participants remained completely abstinent during the 12-week follow-up period following a single dose. BPL-003 was also well-tolerated with adverse events being reported as mild or moderate and no serious or severe adverse events reported, and with most patients assessed as ready for discharge within approximately 2 hours following dosing. Beckley Psytech plans to evaluate future development options for BPL-003 in substance use disorders.

ELE-101: Psilocin for MDD (via Strategic Investment in Beckley Psytech)

•
Product Candidate Concept: ELE-101is the benzoate-salt form of psilocin, the active metabolite of psilocybin, which is being evaluated as an IV formulation. ELE-101 is a serotonergic psychedelic, and as such, primarily acts as a partial agonist of the 5-HT2A receptor. Psilocin plasma concentrations are highly correlated with serotonin 5-HT2A receptor occupancy and corresponding psychedelic effect. Studies using oral psilocybin have shown its therapeutic utility and have begun exploring its mechanism of action. However, they also highlighted that the conventional oral formulation has its limitations; PK variability, prolonged duration of treatment effect and difficulty in optimizing or halting the treatment. IV delivery of psilocin enables consistent drug concentrations to be achieved rapidly and in a controlled manner.
•
Disease Overview: MDD is a common and serious mood disorder that negatively affects how a person feels, thinks and acts. It is estimated that nearly 300 million people around the globe have depression, with around 52 million people suffering from the condition in Europe and the US combined. Treatment for depression usually involves a combination of lifestyle changes, talking therapies and medicines but, for many patients, even the best current medicines either do not work, or have side effects that leave them not feeling like themselves, or unable to experience life to the fullest.
•
Recent Advancements: In December 2024, Beckley Psytech, announced topline results from its open-label Phase 2a study of ELE-101 in six patients with MDD. The small proof-of-concept study evaluated the safety, tolerability, subjective effects and efficacy of a single intravenous dose of ELE-101 delivered via a 10-minute infusion. According to Beckley Psytech’s announcement, initial data showed that (i) a rapid and clinically significant meaningful antidepressant response was observed in the majority of patients, with these effects sustained in the four subjects that were evaluable at 3 months, (ii) a 25 point mean reduction in scores on the MADRS was observed the day after dosing, (iii) MADRS scores of 10 or less (considered as remission) were observed in four of six subjects the day after dosing, (iv) a greater than 20 point reduction in MADRS scores was observed at all time points through to 3 months after dosing, with MADRS scores of 10 or less observed for all four subjects evaluable at day 90 after dosing. According to the announcement, ELE101 was also well-tolerated with mostly mild, transient adverse events and no serious or severe AEs reported, and with acute effects resolved, and patients deemed ready to be discharged, within a mean time of approximately 2 hours. Beckley Psytech anticipates that further data will be available in 2025 and they will be used to inform the future clinical development of ELE-101.

Non-Psychedelic Program

RL-007: Pro-cognitive neuromodulator for CIAS (via Strategic Investment in Recognify)

•
Product Candidate Concept: RL-007 is an orally bioavailable compound that has demonstrated pro-cognitive effects in multiple pre-clinical and clinical studies, including two Phase 1 and two Phase 2 trials. Although the precise molecular target and mechanism of action for RL-007 has not yet been fully elucidated, RL-007 has been demonstrated to modulate the cholinergic, glutamatergic and GABA neurotransmitter systems. Overall, RL-007 putatively alters the excitatory/inhibitory balance in the brain. The compound has been assessed in ten completed Phase 1 and Phase 2 clinical trials. To date, over 500 participants have been dosed with no evidence of safety issues. Recognify is initially developing this compound for the treatment of CIAS.
•
Disease Overview: Schizophrenia is a severe mental health disorder, impacting 24 million people worldwide, that impairs one’s thought processes, perceptions, emotional responsiveness and social interactions. CIAS refers to the deficits in cognitive function commonly experienced by individuals with schizophrenia. These impairments affect key domains such as attention, memory, executive function, processing speed, and social cognition, significantly impacting daily life, employment, and social interactions. CIAS is a core and persistent feature of schizophrenia, often present before the onset of full psychotic symptoms and remaining throughout the illness. Current antipsychotic medications primarily target psychotic symptoms and offer little relief for CIAS.
•
Recent Advancements: Recognify is currently conducting a Phase 2b proof-of-concept clinical trial in the U.S. for RL-007 in 234 patients with CIAS. Recognify anticipates reporting topline results from this study in mid-2025.

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

The commercial opportunity for our product candidates could reduce or be eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Furthermore, we may also face competition from 501(c)(3) non-profit -=medical research organizations, including the Usona Institute and the Multidisciplinary Association for Psychedelic Studies ("MAPS"). Such non-profit organizations may be willing to provide products at cost or for free which could significantly disrupt the potential market for our products. Our competitors also may obtain FDA or other regulatory approval for their products faster than we may obtain approval for ours, which could result in our competitors establishing a market position before we are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, as well as the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Depression

Multiple therapies for depression exist, including common pharmacological treatments such as anti-depressants and psychosocial interventions such as cognitive based therapy. There are also non-pharmacological, somatic treatments for depression such as electroconvulsive therapy and transcranial magnetic stimulation, among others. However, these current therapies are ineffective or inadequately effective for a significant portion of patients. This treatment-resistant subset of depression is our initial therapeutic focus for several of our compounds. For TRD there are currently only two pharmacological treatments approved in the United States: (i) SPRAVATO (S-ketamine) nasal spray, an NMDA receptor antagonist, approved by the FDA in March 2019 and marketed by Janssen Pharmaceutical Companies of Johnson & Johnson, and (ii) a fixed dose combination of olanzapine and fluoxetine hydrochloride, which are individually available generically. In addition, there have been recent developments in the treatment of MDD, including AUVELITY, a therapeutic marketed by Axsome Therapeutics, which was recently approved by the FDA in August 2022. Psychosocial interventions and non-pharmacological, somatic treatments may also be used for patients. We are aware of several other biopharmaceutical companies with therapies in development for TRD and MDD including, GH Research, Cybin, Neumora Therapeutics, Alto Neuroscience, Neurocrine Biosciences, as well as COMPASS, in which we hold an equity stake.

Cognitive Impairment Associated with Schizophrenia

We are not aware of any pharmacological treatments approved for CIAS. While antipsychotics are most commonly used to treat psychotic symptoms of schizophrenia, these medications fail to address the cognitive and negative symptoms of schizophrenia and are often associated with severe dose limiting effects. Furthermore, over 50 assets in development for CIAS have been discontinued or are inactive, indicating the complexity of successfully developing a therapy for this condition. We are aware of biopharmaceutical companies with therapies in development for CIAS, including Alto Neuroscience. Other companies with therapies in development in schizophrenia not focused on CIAS that we are aware of include Newron Pharmaceuticals and AbbVie .

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

We are aware of several biopharmaceutical companies with therapies in development for anxiety disorders including VistaGen Therapeutics, Engrail Therapeutics, Neuphoria Therapeutics, MindMed, Cybin, Intracellular-Therapies and Lykos Therapeutics.

Overview of our Intellectual Property

Our success depends in part on our ability to obtain and maintain protection of intellectual property, particularly patents, in the United States and other countries with respect to product candidates and technology that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business for which we do not consider patent protection appropriate. The intellectual property covering the technologies and product candidates related to our programs for partially owned platform companies are handled directly by the applicable platform companies, and we are not actively involved in the management of such intellectual property. For information regarding risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

As of March 2025, our intellectual property portfolio includes 46 issued U.S. patents, 70 issued non-U.S. patents, 47 pending U.S. patent applications, 128 pending non-U.S. patent applications, 7 pending U.S. provisional applications, and 35 PCT applications. Our intellectual property portfolio for our key psychedelic programs, strategic investments and non-psychedelic program are summarized in the table below and described further for certain programs. In addition, we have, and may continue to, enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with counterparties for the development and commercialization of its product candidates.

A description of our patents for our key psychedelic programs, strategic investments and non-psychedelic program as of December 31, 2024, follows below:

VLS-01

Atai Therapeutics, Inc. owns two issued U.S. patents, three pending U.S. patent applications and three pending PCT patent applications, one pending U.S. provisional patent application and thirty-one pending foreign patent applications in Argentina, Taiwan, Australia, Brazil, Canada, Chile, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation and UAE, covering (i) DMT compositions exhibiting unique PK profiles following transmucosal administration (ii) new DMT salts and polymorphic forms, including DMT succinate, (iii) DMT parenteral formulations, and (iv) oral transmucosal films of DMT. These issued patents and any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. Atai Therapeutics, Inc. owns three issued U.S. patents, four pending U.S. patent applications, seven pending PCT patent applications, one pending U.S. provisional patent application and twenty pending foreign applications in Australia, Brazil, Canada, Chile, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russian Federation, UAE, Argentina, and Taiwan, covering novel analogues, products and conjugates of dimethyltryptamine, methods and pharmaceutical compositions thereof. These issued patents and any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

EMP-01

EmpathBio, Inc. owns three issued U.S. patents, nine pending U.S. patent applications, seven pending foreign patent applications in Canada, Europe and Mexico, and nine pending PCT patent applications, covering MDMA enantiomers and processes for the preparation of

MDMA, its enantiomers and derivatives thereof. These issued patents and any patents issuing from these pending patent applications, if granted, are expected to expire between 2042 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. EmpathBio, Inc. owns two pending U.S. patent applications, and two pending PCT patent applications covering salts of R-MDMA and polymorphic forms and compositions comprising R-MDMA and methods of treating with the same. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2043 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. EmpathBio, Inc. owns two pending U.S. patent applications and three pending PCT patent applications covering uses of MDMA for treating stress related disorders, increasing exposure of R-MDA, and modulating aggression responses. Any patents issuing from these pending patent applications, if granted, are expected to expire between 2043 and 2044, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

EGX-A & EGX-B

Atai Therapeutics, Inc. owns two issued U.S. patents, four pending U.S. patent applications, five pending PCT patent applications, and eighteen pending foreign patent applications in Australia, Brazil, Canada, Chile, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia and UAE and three pending U.S. provisional patent applications covering novel 5-HT2A agonists and methods of using the same. These issued patents and any patents issuing from these pending patent applications, if granted, are expected to expire between 2041 and 2044. Atai Therapeutics, Inc. owns one pending PCT patent application covering non-hallucinogenic 5-HT2A agonists. Any patents issuing from this application, if granted, are expected to expire in 2044.

BPL-003

Beckley Psytech owns two issued U.S. patents, fifteen foreign issued patents in Europe, three issued patents in the United Kingdom, one issued Chinese patent, four pending U.S. patent applications, thirteen pending foreign patent applications across Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea and New Zealand, four pending PCT patent applications and numerous pending United Kingdom and U.S. priority/provisional patent applications covering the benzoate salt of 5-methoxy-N,N-dimethyltryptamine (mebufotenin), methods of synthesis, methods of use, crystalline forms and formulations thereof. The aforementioned issued patents are expected to cover BPL-003 until at least 2041 in the respective jurisdictions. Atai Therapeutics, Inc. has a strategic investment in Beckley Psytech to accelerate the clinical development of short-duration psychedelics.

ELE-101

Beckley Psytech owns two issued U.S. patents, three pending U.S. patent applications, one pending PCT patent application and ten pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea and New Zealand, and numerous pending United Kingdom and U.S. priority/provisional patent applications covering the benzoate salt of 4-hydroxy-N,N-dimethyltryptamine (psilocin), methods of synthesis, methods of use, crystalline forms and formulations thereof. Beckley Psytech also co-owns with Board of Supervisors of Louisiana State of University and Agricultural and Mechanical College one pending U.S. patent application and one pending foreign patent application in Europe covering methods of use of psilocin and 3-[2-(Dimethylamino)ethyl]-1H-indol-4-yl dihydrogen phosphate (psilocybin). Atai Therapeutics, Inc. has a strategic investment in Beckley Psytech to accelerate the clinical development of short-duration psychedelics.

RL-007

Recognify in-licenses twelve issued U.S. patents and 36 foreign issued patents in Europe, Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand and Russia, covering RL-007, including the pharmaceutical composition of and methods of using RL-007. The patents licensed to Recognify are expected to expire between 2026 and 2034, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

Patents

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. With regard to our U.S. provisional patent applications, if we do not file any corresponding non-provisional patent applications within 12 months of the provisional patent application filing date, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. All taxes, annuities or maintenance fees for a patent, as required by the United States Patent and Trademark Office ("USPTO") and certain foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

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

Government Regulation and Product Approval

The FDA, the U.S. Department of Health and Human Services Office of Inspector General, Centers for Medicare and Medicaid Services ("CMS"), the U.S. Drug Enforcement Administration ("DEA"), and comparable regulatory authorities in state and local jurisdictions and in other countries impose requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state, local and foreign entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the "FDCA") and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND must become effective before human clinical trials may begin. An IND is a request to the FDA for allowance to initiate a clinical trial in the

United States. The central focus of an IND submission is on the non-clinical studies supporting the safe conduct of proposed clinical studies, the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the safety results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Once an NDA has been submitted, the FDA conducts a preliminary review of the application within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once an NDA has been accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act ("PDUFA"), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the product is distributed and used in a manner such that benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may withdraw or limit further marketing of the product based on the results of such post-marketing studies.

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

The FDA may also designate a product candidate as a “breakthrough therapy” if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track designation features, as well as more intensive FDA interaction and guidance.

An NDA may be eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide significant improvement in safety or efficacy compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for standard review of new molecular entity NDAs under its current PDUFA review goals.

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

Post-approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are also continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

DEA Regulation

The Controlled Substances Act (“CSA”) establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control and handling and distribution of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

After FDA market approval there is a process triggered for rescheduling controlled substances. At the initiation of review, the DEA, U.S. Department of Health and Human Services ("HHS") (via the FDA), or an external petitioner can initiate a scheduling review to evaluate an eight-factor analysis assessing abuse potential, pharmacology, public health risk, and dependence liability. HHS then makes a scheduling recommendation to the DEA, which reviews HHS’s findings, publishes a proposed rule in the Federal Register, and solicits public comments before finalizing the new schedule. This process can take several months, but there is a process for an interim final rule for expedited action to prevent delays in patient access. This law requires the DEA to issue an interim final rule within 90 days of FDA approval, allowing the drug to be prescribed while final scheduling is completed.

Foreign Government Regulation

Our product candidates are subject to similar laws and regulations imposed by jurisdictions outside of the United States, and, in particular, the EU, governing, among other things, clinical trials, marketing authorization (“MA”), applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, nonclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Cooperation and Development (“OECD”) requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCPs as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System (“CTIS”), which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate clinical trial application ("CTA") to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol, and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025 and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MA” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Product for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as: (i) medicinal products derived from biotechnological processes, such as genetic engineering, (ii) designated orphan medicinal products, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, or auto-immune diseases and other immune dysfunctions and viral diseases and (iv) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Controlled Substances

Controlled substances are not regulated at EU level and the EU legislation does not establish different classes of narcotic or psychotropic substances. However, the United Nations (“UN”) Single Convention on Narcotic Drugs of 1961 and the UN Convention on Psychotropic Substances of 1971 (“together, “the UN Conventions”) codify internationally applicable control measures to ensure the availability of narcotic drugs and psychotropic substances for medical and scientific purposes. The individual EU member states are all signatories to these UN Conventions. All signatories have a dual obligation to ensure that these substances are available for medical purposes and to protect populations against abuse and dependence.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAA must include a risk management plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

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

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (“UK”) is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the (EU) CTR is not applicable in Great Britain.

Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), is the UK’s standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026.

MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”) when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK or Great Britain. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicine on the market in the UK within three (3) years shall cease to be in force.

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

Healthcare Reform

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations and imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation intended to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.

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

In the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems, parallel distribution and parallel trade. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of our medicinal products in one EU member state could affect the price in other EU member states and, therefore, have a negative impact on our financial results.

Health Technology Assessment (“HTA”) of medicinal products in the EU is an essential element of the pricing and reimbursement decision-making process in a number of EU member states. The outcome of HTA has a direct impact on the pricing and reimbursement status granted to the medicinal product. A negative HTA by a leading and recognized HTA body concerning a medicinal product could undermine the prospects to obtain reimbursement for such product not only in the EU member state in which the negative assessment was issued, but also in other EU member states.

On December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022, and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Environmental, Health and Safety

We are also subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, the generation, handling, use, storage, treatment, release and disposal of, and exposure to, hazardous materials and wastes and worker health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials, and produce hazardous waste products and the risk of injury, contamination or non-compliance with environmental, health and safety laws and regulations cannot be eliminated. Certain of these laws also can result in liability without regard to fault or historic legality of actions. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent, and we may incur substantial costs in order to comply with such current or future laws and regulations.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including health, data privacy, and consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data, and may apply to our business. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital Management

As a company focused on the treatment of mental health disorders, we are dedicated to pioneering the development of highly effective mental health treatments that transform patient outcomes. Our team is the key to our success, and we believe it is essential to invest in building an engaged, diverse, supported, and incentivized workforce who can help us achieve our vision of creating new possibilities for everyone, everywhere struggling with a mental health disorder.

As of December 31, 2024, we had 54 full-time employees and nine contractors or consultants doing regular work for us. Of our full-time employees, 22 focus on driving forward research and development programs, either directly or through our subsidiaries. Others provide strategic business development, finance, and executive leadership expertise, as well as operational, communications, legal and administrative services. Approximately two-thirds of our employees are located in the U.S., with the remainder split between the United Kingdom and Germany.

In 2024 we revised our core atai values. Our evolved values are: Rooted in Purpose, See Opportunities Where Others See None, Work the Problem and Keep it Simple. Our human capital philosophy is deeply rooted in these values, which form the core of everything from performance management cycle to hiring decisions. See “—Professional Development and Performance Management” and “—Core Values and Ethics” below, for more information.

We have no collective bargaining agreements with our employees, and we have not experienced any significant work stoppages.

Recruiting

We remain committed to a talent acquisition strategy that prioritizes agility and alignment with our organizational goals. Our human resources team and hiring managers continue to take the lead in recruitment, leveraging their extensive networks and expertise to meet current hiring objectives. By focusing on delivering a seamless recruiting process and an outstanding candidate experience, we believe our approach attracts exceptional talent. Looking ahead, we are actively exploring innovative methods to connect with highly skilled professionals, keeping our recruitment efforts forward-thinking and impactful.

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

Core Values and Ethics

We have also developed a set of indicators of behavior to help staff and managers understand how to best live our values day to day. The core values are as follows:

•
Rooted in Purpose: We each have a personal 'why' that inspires our commitment to make a meaningful difference to those living with mental health disorders.
•
See Opportunities Where Others See None: We are trailblazers, thriving in the face of uncertainty and adversity while embracing challenges.
•
Work the Problem: We are hands-on, resilient, and adaptable, knowing that tackling issues together leads to effective solutions and shared success.
•
Keep it Simple: We prioritize clarity and simplicity in everything we do, enabling us to focus on what matters to drive meaningful results.

All of our managing directors, supervisory directors, officers and employees are responsible for upholding these values as set forth in our Code of Conduct, which forms the foundation of our policies and practices. Our Code of Conduct is available in the "Governance Overview" section of our website under "Investor - Corporate Governance," which is located at https://ir.atai.com.

Total Rewards and Employee Engagement

To attract and retain top talent, we offer a competitive total rewards package designed to align with market standards and individual performance. Our approach includes a combination of base salary, performance-based bonuses, and employee stock option grants to ensure a well-rounded compensation structure. A portion of every employee’s compensation is tied to performance, reinforcing our commitment to rewarding contributions that drive organizational success.

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

Inclusion and Belonging

We believe that an inclusive culture is critical to atai’s success. We are proud to promote voices within and outside our organization, regardless of background, and are eager to learn from others’ experiences, as we know that an inclusive workforce is a business imperative and key to our long-term success.

Hybrid office culture

As of December 31, 2024, we maintain offices in Berlin and New York to support our flexible, hybrid work culture. While we do not mandate office attendance, we encourage employees to make use of these spaces to foster creativity, cross-functional collaboration, and social connection. Our offices also provide opportunities for informal interactions that can spark innovation and valuable learning experiences, especially for junior team members. This approach ensures our teams have the flexibility to work in a way that best supports their productivity and well-being, while still benefiting from the unique advantages of in-person engagement.

atai Impact

Our philanthropic program, atai Impact, was launched in October 2021 to harness the power of innovative mental health approaches for positive social change. atai Impact is committed to advancing education, expanding access, and supporting the wider ecosystem of mental health care, with an initial focus on psychedelics. The establishment of atai Impact is based on our position that harmonization across commercial and non-profit entities represents the best path forward to address all aspects of the escalating global mental crisis.

Since its inception, atai Impact has announced multiple initiatives, such as the establishment of the atai Fellowship Fund in Psychedelic Neuroscience (the “atai Fellowship Fund”) in collaboration with Massachusetts General Hospital’s Center for the Neuroscience of Psychedelics. The $2.0 million atai Fellowship Fund has facilitated further research into the potential of psychedelics to address unmet patient needs in mental health and support promising graduate students in furthering their professional careers in this emerging field.

Corporate Information

The statutory seat of ATAI Life Sciences N.V. is in Amsterdam, the Netherlands. Our office address and our principal executive office is located at Wallstraße 16, 10179, Berlin, Germany, and our telephone number is +49 89 2153 9035. Our website address is www.atai.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available for download, free of charge, through our investor relations website at ir.atai.com as soon as reasonably practicable after filing such material with the SEC. The information contained on, or that can be accessed from, our website does not form part of this document. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. Additionally, the SEC maintains a website that contains our reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.

Item lA. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common shares could decline, and you could lose part or all of your investment. Please also refer to the section titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K.

Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never be profitable.

We are a clinical stage biopharmaceutical company with a limited operating history. We anticipate that we will incur significant losses for the foreseeable future and have incurred losses in each year since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders for the years ended December 31, 2024 and 2023 was $149.3 million and $40.2 million, respectively. We have no products that are approved for commercial sale and have not generated any commercial product revenue. We have financed operations predominantly through the sale of equity securities and debt financings. We continue to incur significant research and development and other expenses related to ongoing operations and building our business infrastructure and expect to incur losses for the foreseeable future.

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

Because of the numerous risks and uncertainties associated with the development of drugs and medical devices, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, the EMA, the Medicines and Healthcare Products Regulatory Authority, (“MHRA)”, or other comparable foreign regulatory authorities to perform preclinical studies or clinical trials in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our existing product candidates and any other product candidates that we may identify. Even if our existing product candidates or any future product candidates that we may identify are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product and ongoing compliance efforts.

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

As of December 31, 2024, we had cash and cash equivalents of $17.5 million, restricted cash of $10.0 million and short-term securities of $44.8 million. Based on our current operating plan, we estimate that our existing cash, including proceeds from our public offering of our common shares, marketable securities, and committed term loan funding as of the date this Annual Report on Form 10-K is filed with the SEC will be sufficient to fund operations into 2027. However, our operating plan has, and may continue to change as a result of many factors, some of which may be currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, sales of assets or programs, other sources, such as strategic collaborations or license and development agreements, or a combination of these approaches. We also may opportunistically seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any such additional fundraising efforts for us may divert our management from their day-to-day responsibilities, which may adversely affect our ability to develop and commercialize our product candidates or any future product candidates we may identify and pursue. Moreover, such financing may result in dilution to shareholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. For example, in February 2025, we issued and sold 30,119,048 common shares in an underwritten public offering, at a public offering price of $2.10 per common share. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

•	the costs of obtaining clinical and commercial supplies of raw materials and drug products for our product candidates, as applicable, and any other product candidates we may identify and develop;

•	our ability to successfully identify and negotiate acceptable terms for third-party supply and contract manufacturing agreements with contract manufacturing organizations (“CMOs”);

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

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect our expenses to increase in connection with our planned operations. In order to accomplish our business objectives and develop our product candidate pipeline, we expect to finance our future cash needs through a combination of public and private equity or debt financings, sales of assets or programs, and other sources, such as strategic collaborations or license and development agreements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. Our supervisory board has the authority to authorize certain offers and sales of additional securities without the vote of, or prior notice to, shareholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue additional securities to provide such capital. For example, On July 1, 2022, we filed a registration statement on Form S-3 (File No. 333-265970) with the SEC, declared effective on July 11, 2022 (the “Shelf Registration Statement”), in relation to the registration of common shares, debt securities, warrants and/or units of any combination thereof for the purpose of selling, from time to time, our common shares, debt securities or other equity securities in one or more offerings. Under the Shelf Registration Statement and a prospectus supplement filed on November 10, 2022, we registered $300.0 million of securities, of which $150.0 million was reserved for sales under our at-the-market equity offering program, all of which remained available as of December 31, 2024. In February 2025, under the Shelf Registration Statement and a prospectus supplement filed on February 13, 2025, we issued and sold 26,190,477 common shares in an underwritten offering. The common shares were sold at a public offering price of $2.10 per share, less underwriting discounts and commissions. We received aggregate net proceeds of $51.4 million. In connection with the underwritten public offering, we granted Berenberg Capital Markets LLC (the “Underwriter”) an option exercisable for 30 days to purchase up to an additional 3,928,571 common shares from us at the public offering price of $2.10 per share, less underwriting discounts and commissions. The Underwriter exercised its option to purchase all additional shares February 19, 2025, and we received $7.8 million. As a result of this offering, our shareholders experienced significant dilution. As of February 19, 2025, $150.0 million remains allocated and available under our at-the-market equity offering program and approximately $86.8 million remains available and unallocated under our Shelf Registration Statement. Such additional issuances may involve the issuance of a significant number of common shares at prices less than the current market price for the common shares. We have also filed a registration statement on Form S-8 registering the issuance of common shares issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, certain of our executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, shareholder ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing shareholders. In addition, the possibility of such issuance may cause the market price of our common shares to decline. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations and liens on our assets, limitations on our ability to acquire, sell or license intellectual property rights, and other operating and financing restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

Pursuant to our 2021 Incentive Award Plan (“2021 Incentive Plan”) we are authorized to grant various stock-based awards to our executive officers, directors, employees and consultants. If our supervisory board elects in the future to increase the number of shares available for future grant and, in the case of the 2021 Incentive Plan, if our shareholders approve of any such further increase to the overall share limit, our shareholders may experience additional dilution, and our share price may fall.

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

In August 2022, we entered into a Loan and Security Agreement, as amended in March 2023, May 2023, August 2024 and January 2025 (collectively, the “Loan Agreement”), with Hercules Capital, Inc., ("Hercules"), pursuant to which we have total borrowing capacity under several tranches of up to $175.0 million aggregate principal (the "2022 Term Loan Facility"). The 2022 Term Loan Facility is secured by a lien on substantially all of our assets, including intellectual property, with certain limited exceptions set forth in the Loan Agreement. The Loan Agreement contains various covenants that may restrict our ability, among other things, to sell, transfer, lease or dispose of certain assets; make material changes to our business; incur indebtedness; encumber or permit liens on certain assets; make certain investments and acquisitions; make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common shares; and enter into certain transactions. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

In addition, although we do not have a majority interest in certain of our atai companies, such as COMPASS and Beckley Psytech, a large proportion of our overall value may at any time reside in our ownership interest of such companies. Our interest in COMPASS or Beckley Psytech may also be reduced to the extent such company raises capital from additional third-party investors. Accordingly, any material adverse impact on the value of the business of a subsidiary, atai company or a clinical program, could have a material adverse effect on our business, financial condition, trading performance and/or prospects.

Our programs are difficult to value given they are in the development stage.

Investments in early-stage companies, such as ours, are inherently difficult to value since sales, cash flow and tangible asset values are very limited, which makes the valuation highly dependent on expectations of future development, and any future significant revenues, if they arise, would only arise in the medium to longer term and are uncertain. Similarly, investments in companies that are in the development stage, such as ours, are also difficult to value since sales, cash flow and tangible assets are limited, and valuations are still dependent on expectations of future development. For example, we utilize the equity method to account for certain of our atai noncontrolled entities, and we evaluate each of these investments at the end of each reporting period. We present income/losses from equity investments and any impairment related to equity method investments as losses from investments in equity method investees on our consolidated statements of operations, and these evaluations could result in a material impact on our financial statements and results of operations. There can be no guarantee that our valuations of our programs will be considered to be correct in light of the early stage of development for many of these entities and their future performance. As a result, we may not realize the full value of our ownership in such subsidiaries, which could adversely affect our business and results of operations.

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

From time to time, we may announce the timing of certain events that we expect to occur, such as the anticipated timing of results from our clinical trials. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ from what has been publicly disclosed. For example, we had previously announced that Phase 2a topline results of BPL-003 in the treatment of alcohol use disorder would be expected in 2024, but results are now expected to be announced in 2025. The timing of events such as initiation or completion of a clinical trial, filing of an application to obtain regulatory approval, or announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing may occur as a result of different events, including the nature of the results obtained during a clinical trial or during a research phase, timing of the completion of clinical trials, or any other event having the effect of delaying the publicly announced timeline. We undertake no obligation to update or revise any forward-looking information or statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones could have a material adverse effect on our business plan, financial condition or operating results and the trading price of our common shares.

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

We may use our existing cash, cash equivalents and short-term securities, to purchase digital currencies, including bitcoin, the price of which has been, and will likely continue to be, highly volatile.

We may use our cash, cash equivalents and short-term securities to purchase bitcoin. Bitcoin is a highly volatile asset that has traded below $40,000 per bitcoin and above $105,000 per bitcoin in the 12 months preceding the date of this annual report on Form 10-K. In addition, bitcoin does not pay interest or other returns and so the ability to generate a return on investment in bitcoin will largely depend on whether there is appreciation in the market price of bitcoin following our purchases of bitcoin.

Purchasing bitcoin exposes us to various risks, including the following:

•
Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin may influence our financial results and the market price of our common shares;
•
bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty;
•
our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings;
•
due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of the bitcoin we own;
•
the emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business;
•
bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents;
•
if we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected;
•
we may face risks relating to the custody of bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin; and

•
regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our common shares.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive preclinical and clinical testing to evaluate the safety and efficacy of the product candidates in humans. Such testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing product candidates, including conducting lead optimization, nonclinical studies, preclinical studies and clinical trials and providing general and administrative support for these operations. Some of our product candidates are in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support the planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the proposed clinical programs or if the outcome of preclinical studies will ultimately support the further development of the programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our clinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Moreover, the results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. The results of preclinical studies and clinical trials in one indication, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocol details. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA or other comparable foreign regulatory authorities to market and sell these product candidates. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

In addition, clinical trial design for some of our product candidates can be complex given their characteristics and issues associated with functional unblinding/disappointment effect. We also anticipate two independent, adequate, randomized, double blind and well-controlled pivotal trials in the patient populations will be necessary to support market approvals for all product candidates. Due to the substantial responses typically seen in the patient populations studied, placebo/control groups will be necessary to include to ensure that observed effects are not the result of spontaneous improvement, expectation bias, attention from health care professionals involved in the trial, regression to the mean, or other factors not related to the activity of the study drug.

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

All of our product candidates require additional development, management of preclinical, clinical and manufacturing activities and regulatory approval. In addition, we will need to obtain adequate manufacturing supply, build a commercial organization, commence marketing efforts and obtain reimbursement before they generate any significant revenue from commercial product sales, if ever. In addition, while our new program selection criteria include prior evidence in humans and we believe the product candidates we have selected have the potential for a favorable safety profile based on third-party trials and studies, many of our product candidates are in early-stage research phases of development, and the risk of failure for these programs is high. In addition, some of the product candidates we are developing are derivatives of compounds that have undergone clinical trials that failed to meet their primary endpoints. For example, we are developing RL-007 for the treatment of CIAS but the same compound was tested in a Phase 2 trial as an analgesic to treat pain associated with diabetic polyneuropathy, and no efficacy was demonstrated. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue operations, which may result in dissolution, out-licensing the technology or pursuing an alternative strategy.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU has recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025 and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations , or CROs, may impact our developments plans.

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

•

delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in identifying, recruiting and training suitable clinical investigators;

•	delays in obtaining required IRB or ethics committees' approval at each clinical trial site;

•

imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA, or amendment, investigational device exemption (“IDE”) or supplement, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; or a negative finding from an inspection of our clinical trial operations or study sites;

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

•

failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs or regulatory guidelines in other countries, including deficiencies in the manufacturing process, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•	occurrence of AEs undesirable side effects or other unexpected characteristics associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical trials of any product candidates that we may identify and pursue being greater than we anticipate;

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

Some of our product candidates are regulated by the DEA as “Controlled Substances” or scheduled substances, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled Substances Act (“CSA”). The DEA regulates compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

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

If approved by the FDA, and if any of our product candidates is listed by the DEA as a Schedule II, III, IV or V controlled substance, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, thereby delaying the launch of our product candidates in the United States. Furthermore, the FDA, DEA or any foreign regulatory authority could require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of our product candidates and any future product candidates containing controlled substances. In addition, product candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

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

The EU legislation does not establish different classes of narcotic or psychotropic substances. However, the UN Conventions codify internationally applicable control measures to ensure the availability of narcotic drugs and psychotropic substances for medical and scientific purposes. The individual EU member states are all signatories to these UN Conventions. All signatories have a dual obligation to ensure that these substances are available for medical purposes and to protect populations against abuse and dependence.

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

Our product candidates contain psychedelic substances that may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for our current product candidates and any future product candidates we may develop. Opponents of these compounds may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products, if approved. Adverse publicity from misuse of psychedelics, whether or not tied to our product candidates, may adversely affect the commercial success or market penetration achievable by our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our product candidates or any future therapeutic candidates.

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

Research and development of drugs targeting CNS is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results.

Discovery and development of new drug candidates designed to target CNS disorders are particularly difficult and time-consuming, evidenced by the higher failure rate for new drugs for CNS disorders compared with most other areas of drug discovery. For example, in 2019, both Rapastinel and SAGE-217, two third-party developed drug candidates designed to target MDD failed to meet their primary endpoints in Phase 3 clinical trials. The New Drug Application, or NDA, submitted by Alkermes for ALKS 5461, another drug candidate under development for MDD, was not approved by the FDA in 2019 because the FDA reportedly required additional clinical data to provide substantial evidence of effectiveness beyond the Phase 3 clinical trials that had already been conducted. Any such setbacks in our clinical development could decrease the likelihood our product candidates are approved and may ultimately have a material adverse effect on our business and operating results. In addition, our later-stage clinical trials may present challenges related to conducting adequate and well-controlled clinical trials, particularly as it regards managing placebo effects.

If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying trial participants to participate in clinical studies is critical to our success. The timing of our clinical trials depends, among other things, on the speed at which we can recruit trial participants to participate in testing our product candidates and our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Delays in enrollment and withdrawals from the trial may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates. If trial participants are unwilling to participate in our studies because of negative publicity from adverse events in our trials or other trials of similar products, or those related to specific therapeutic area, or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting trial participants, conducting studies, and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidate development, delays in testing the effectiveness of these product candidates, or termination of the clinical studies altogether.

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

As is the case with pharmaceuticals generally, it is likely that there may be unexpected or undesirable side effects, AEs and other risks associated with the use of our product candidates. For instance, there have been fatalities associated with the use of ibogaine including in third-party clinical trials, potentially due in part to the inappropriate management of cardiovascular risks, inadequate cardiac monitoring and drug product of unknown purity and concentration. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by these product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, or other comparable foreign regulatory authorities. The side effects related to the product candidate could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

Additionally, if any of our product candidates receive marketing authorization, the FDA or other regulatory authorities could impose contraindications or a boxed warning in the labeling of the product. For any of our drug product candidates receiving marketing authorization, the FDA or other regulatory authorities could require us to adopt a REMS or similar risk management measures and could apply elements to assure safe use to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidates if approved, several potentially significant negative consequences could result, including:

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

The approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our clinical trials or from clinical trials conducted by companies that we invest in, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

We cannot assure you that the FDA will grant breakthrough or fast track designation for our product candidates, even if requested. Breakthrough therapy designation and fast track designation do not change the standards for product approval, and there is no assurance that even if we receive such designation, it will result in expedited review or approval or that any approved indication will not be narrower than the indication covered by the breakthrough therapy designation or fast track designation. Therefore, even if we receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, and other comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP and similar regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any NDA or MAA or equivalent application. We and our CMOs are also subject to numerous other requirements pertaining to the registration of our and their manufacturing facilities and the listing of our product and product candidates with the FDA and other comparable foreign regulatory authorities, including with respect to manufacturing, production and quality control. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance. Additionally, under FDA regulations, certain of our product candidates that we expect to be regulated as combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation applicable to medical devices, which may delay or prevent approval, or prohibit or suspend marketing of our products in certain jurisdictions. Similar requirements may apply in foreign jurisdictions and for instance, in the EU, where medical devices are highly regulated.

Any regulatory approvals that we may receive for our product candidates may contain requirements for potentially costly post-marketing testing, such as additional clinical trials and surveillance to monitor the safety and efficacy of a drug product. We are required to report certain adverse reactions and production problems, if any, to the FDA, and other comparable foreign regulatory authorities. Any new legislation addressing drug or medical safety issues could result in delays in product development or commercialization or increased costs to assure compliance.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2024 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration may issue executive orders or take other actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. The policies and priorities of a new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Our product candidates contain controlled substances, including psychedelic substances, which are subject to strict legal requirements in certain jurisdictions where we will produce and intend to sell our products, if approved. Certain jurisdictions may not allow the use or production of the substances included in our product candidates, nor provide any possibilities for an exemption or regulatory approval that could allow for the lawful use or production of such substances. In addition, these jurisdictions may prohibit any form of contributing to the production or use of these drug candidates and may also directly or indirectly prohibit the receipt of any benefits following from the production and sale of these substances. Under certain circumstances, this may have consequences for the legality of the purchase of our shares or receipt of dividends in or from foreign jurisdictions.

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

Actual or perceived failure to comply with health and data protection laws, regulations, and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity or reputational impacts, each of which could have a materially adverse effect on our operating results, financial condition, and business.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or may constitute “personal data,” “personal information,” “individually identifiable health information,” “protected health information,” or similar terms under applicable data protection laws (collectively, “Personal Information”), including from and about actual or prospective clinical trial participants, patients, employees, and business contacts. We also depend on third party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf.

We, our vendors, and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, “HIPAA”), imposes, among other requirements, certain standards relating to privacy, security, and breach reporting for “protected health information.” HIPAA is applicable to healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting protected health information. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and therefore are not directly regulated under HIPAA, we may obtain protected health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, and therefore we may be considered a “business associate.” Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, consumer health data protection laws in Washington and Nevada impose significant obligations on entities that collect “consumer health data,” and a failure to comply with these laws may result in enforcement actions or litigation. We may also be subject to other state and federal laws governing the privacy, processing, and protection of Personal Information. For example, California enacted the California Consumer Privacy Act, which requires covered businesses that process the Personal Information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their Personal Information; (ii) receive and respond to requests from California residents to access, delete, and correct their Personal Information, or to opt out of certain disclosures of their Personal Information; and (iii) enter into specific contractual provisions with service providers that process California resident Personal Information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States

In Europe and the UK, we are subject to the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR, the “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health data and other sensitive data, obtaining consent of the individuals to whom the personal data relate, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, taking certain measures when engaging third-party processors and introducing a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as the legal basis for processing and the roles, responsibilities and liabilities as between clinical trial sites and sponsors. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million/GBP 17.5 million or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA or UK, including from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission or UK government does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”) rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October

12, 2023, the UK Extension to the DPF also came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

The applicable laws, rules and regulations relating to privacy and data security are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. Compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

In addition, we use AI, ML, and automated decision-making technologies (collectively, “AI Technologies”) in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs.

Payment methodologies may be subject to changes in healthcare legislation and regulatory challenges. For example, in order for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price (“ASP”) plus 6 percent to ASP minus 22.5 percent on specified covered outpatient drugs but did so without issuing a formal notice of proposed rulemaking, which was subsequently challenged in court. In June 2022, the U.S. Supreme Court held that although the Department of Health and Human Services (“HHS”) has authority to set reimbursement rates based on average price and discretion to “adjust” the price up or down, HHS may not vary the reimbursement rates by hospital group unless it conducts a survey of hospitals’ acquisition costs. Accordingly, the U.S. Supreme Court held that HHS’s changes to the 2018 and 2019 reimbursement rates for 340B hospitals were unlawful. Based on the foregoing, CMS issued a final rule, effective January 1, 2023, pursuant to which CMS pays 340B hospitals under Medicare Part B for certain outpatient drugs at the drug’s ASP, plus 6%, the same rate used for non-340B hospitals. It is unclear how future changes to the payment methodology may affect pharmaceutical manufacturers and hospitals who purchase their products now and in the future.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

In some countries, including member states of the EU, the pricing of prescription medicinal products is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

We face competition across our programs in depression, including from Axsome Therapeutics, GH Research, The Janssen Pharmaceutical Companies of Johnson & Johnson, Cybin, Neumora Therapeutics, Alto Neuroscience, Neurocrine Biosciences, as well as COMPASS, in which we hold an equity stake; CIAS, including from Neurocrine Biosciences and Alto Neuroscience and; SAD, including from VistaGen Therapeutics, Engrail Therapeutics, Neuphoria Therapeutics, MindMed, Cybin, Intracellular-Therapies and Lykos Therapeutics; as well as in other therapeutic areas and indications.

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

While we currently provide training to the therapists and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our therapies to patients and do not intend to do so in the future. We generally rely on qualified and certified third-party therapy sites to manage the therapists and monitor the administration of our therapies and ensure that the administration process of our therapies comply with our established protocols. If any of our current or any future product candidates are approved for commercialization, third-party therapy sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer such products. If the third-party therapy sites fail to recruit, train and retain a sufficient number of therapists, our ability to offer and administer our therapies will be greatly harmed, which may in turn reduce the market acceptance rate of our therapies. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed. Additionally, if the third-party therapy sites do not properly manage and supervise the therapists, there is a risk that therapists may deviate from our training protocols, fail to follow the guidelines we have established, or abuse patients during therapeutic administration sessions. The therapists might also administer unauthorized therapies to patients using illegal drug compounds in “underground” clinics. Such illegal activities would put the patients at risk and subject us to potential liabilities, litigation, regulatory proceedings and reputational harm. If this were to occur, we may face serious setbacks for our commercialization process and our financial condition and results of operations would be materially harmed.

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

We generally rely, and expect to continue to rely, on third-party manufacturers to produce our product candidates or other product candidates that we may identify for clinical trials, as well as for commercial manufacture if any product candidates receive marketing authorization and approval. Although we generally do not begin a clinical trial unless we believe they have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory authorization of our product candidates, which could harm our business and results of operations.

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

We and our CMOs must supply all necessary documentation, as applicable, in support of a marketing application, such as an NDA or MAA, on a timely basis and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must successfully complete a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not successfully complete a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified. For drug products, an NDA supplement or MAA variation, or equivalent foreign regulatory filing is also required, which could result in further delay. Similarly, for any product regulated as a medical device or drug-device combination product, a new marketing application or supplement may be required. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Obtaining and enforcing pharmaceutical and biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies. The Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI systems cannot be named as an “inventor” for UK patent law purposes.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending application or later invalidate or narrow the scope of an issued patent. For example, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. In some instances, we submit patent applications directly with the USPTO as provisional patent applications. However, U.S. provisional patent applications are not eligible to become issued patents unless and until, among other things, we file a non-provisional patent application within 12 months of the provisional application filing date. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Any pending and future patent applications that we own or in-license may not result in patents being issued that protect our product candidates or technology, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications that we own or license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative product candidates in a non-infringing manner.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If or when one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product candidate.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

Recent decisions, including by the U.S. Court of Appeals for the Federal Circuit, raise questions regarding the award of Patent Term Adjustment (“PTA”) for patents in families where related patents have issued without PTA. Therefore, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted.

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

Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, as well as the other members of our scientific and clinical teams, including Christian Angermayer, our co-founder and chair of our supervisory board of directors and Srinivas Rao, our co-founder and Chief Executive Officer. The loss of the services of any of our executive officers and other key personnel, and our inability to find suitable replacements could result in delays in product development and our financial condition and results of operations could be materially adversely affected. In addition, because certain of our key personnel provide a centralized source of support across multiple of our programs, the loss of any of these key personnel could negatively affect the operations of the affected programs, and our financial condition and results of operations could be materially adversely affected.

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

As we mature, we may need to realign our full-time employee base. This can include expansion or reductions in force, depending on our needs. Our management has diverted, and may need to continue, to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these realignment activities. We may not be able to effectively manage a potential realignment of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. For example, in 2024 we identified redundancies among certain positions, which resulted in a reduction in force of approximately 10% of our global workforce. If our management is unable to effectively manage our internal realignment, our expenses may increase more than expected in the event of an expansion, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future realignment of our employee base.

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

Cyberattacks, data security incidents, or other failures in our telecommunications or information technology systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption, legal liability, damage to our reputation, and significant disruption of our business operations which could materially affect our operating results, financial condition, and business.

We, our programs, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants rely on information technology, or IT, systems and networks (collectively, “IT Systems”) to process, transmit and store electronic information, including but not limited to intellectual property, confidential information, proprietary business information, preclinical and clinical trial data and personal information in connection with our business activities (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from breakdown, breach, interruption or damage from cyber incidents, including from diverse threat actors, such as sophisticated nation-state and nation-state-supported actors, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering or phishing, employee error or malfeasance, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our IT Systems, theft or misuse, malware (including ransomware), unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromises. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g. ransomware), viruses, spamming, social engineering or phishing attacks, denial-of-service attacks or other means, and deliberate attacks and attempts to gain unauthorized access to IT Systems and Confidential Information, have increased in frequency, intensity, and sophistication. These threats pose a risk to the security of our and our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ IT Systems, and the confidentiality, availability and integrity of our Confidential Information. There can be no assurance that we will be successful in preventing cyberattacks or successfully mitigating their effects. There can also be no assurance that our, our programs’, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

The risk of a security breach or disruption to our IT Systems and Confidential Information, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, varying parts of our workforce (and that of our third-party providers’) are currently working remotely on a part or full time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques - including artificial intelligence - that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our Confidential Information that is stored on their IT Systems. Any loss of Confidential Information, including clinical trial data from our completed or ongoing clinical trials for any of our product candidates, could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the Confidential Information. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We have experienced and expect to continue to experience actual and attempted cyberattacks of our IT Systems, such as through phishing scams and ransomware. Although we do not believe that we have experienced any material system failure, accident or cybersecurity incidents to date, we cannot guarantee that we will not experience such incidents in the future. Any adverse impact to the availability, integrity or confidentiality of our or third-party IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.
Any cyberattack that leads to unauthorized access, use, or disclosure of Confidential Information, data breach or destruction or loss of Confidential Information could result in a violation of applicable U.S. and international privacy, data protection and other laws and regulations, require us to notify affected individuals or supervisory authorities, subject us to litigation and governmental investigations, proceedings and regulatory actions by federal, state and local regulatory entities in the United States and by international regulatory entities, cause our exposure to material civil and/or criminal liability, damage our reputation, and cause us to breach our contractual obligations, which could result in significant legal and financial exposure and reputational damages. As cyber threats continue to evolve, we may be required to incur significant additional expenses in order to implement further data protection measures or to remediate any information security vulnerability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage wholly or in part, of any future claim. Accordingly, if our cybersecurity measures, and those of our service providers, fail to protect against unauthorized access, attacks and the mishandling of data by our employees and third-party service providers, then our business, financial condition, results of operations and prospects could be adversely affected.

Disruptions at the FDA, the SEC, and other U.S. and foreign government agencies caused by funding shortages, staffing limitations, global health concerns or government shutdowns could cause delays in our product candidate development or capital raising plans, or otherwise prevent new products and services from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business, financial condition, and operating results.

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

Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and comparable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize our company and continue our operations.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We or the third parties upon whom we depend may be adversely affected by a natural or man-made disaster or other catastrophic event and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current business operations are conducted in our offices in Berlin and New York. Any unplanned event, such as flood, fire, explosion, earthquake, epidemic, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest, that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or any future product candidates or interruption of our business operations. Such a disaster or catastrophic event could severely disrupt our operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural or man-made disaster, power outage, pandemic or other event occurred that prevented us from using all or a significant portion of our physical space, that damaged critical infrastructure, such as the manufacturing facilities of our programs or any of their third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), its books and records provisions, or its anti-bribery provisions.

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

Sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. This could also impair our ability to raise additional capital through the sale of our equity securities. In addition, the stock market in general has experienced, and will continue to experience from time to time, extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors have adversely impacted, and may continue to impact, the market price of our common shares, regardless of our operating performance. In February 2025, pursuant to our Shelf Registration Statement and a prospectus supplement filed with the SEC on February 13, 2025, we completed an underwritten public offering of 26,190,477 common shares. The common shares were sold at a public offering price of $2.10 per share. We received aggregate net proceeds of $51.4 million from the offering, after deducting underwriting discounts and commissions. In connection with the offering, we also granted to the Underwriter an option exercisable for 30 days to purchase up to an additional 3,928,571 common shares from us at the public offering price, less underwriting discounts and commissions. The Underwriter elected to purchase all additional shares we received net aggregate proceeds of $7.8 million, after deducting underwriting discounts and commissions. Following the date of this offering, the public trading price of our common shares decreased. If we sell, or the market perceives we intend to sell, substantial amounts of our common shares under our Shelf Registration Statement or otherwise, the market price of our common shares could decline significantly.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and reduced executive compensation disclosure. We could remain an emerging growth company for up to five years following the initial public offering of our common shares, although circumstances could cause us to lose that status earlier.

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

Furthermore, we believe that (i) on an unconsolidated basis less than 40% of our total assets (exclusive of U.S. government securities and cash items) are composed of assets that could be considered investment securities, and/or (ii) on a consolidated basis,, (A) less than 45% of our total assets (exclusive of U.S. government securities and cash items) are composed of, and less than 45% of our income is derived from, assets that could be considered investment securities, and/or (B) we satisfy the conditions of the nonexclusive safe harbor from “investment company” status provided in Rule 3a-8 under the Investment Company Act, which applies to certain research and development companies. We further believe that we maintain majority control for purposes of Section 3(a)(1)(C) under the Investment Company Act, or primary control for purposes of Rule 3a-1 and Rule 3a-8 thereunder, over the majority of the atai companies, and that none of the atai companies over which we have majority or primary control is in the business of investing, reinvesting or trading in securities or otherwise an investment company such that our interests in such atai companies are not considered investment securities for purposes of the Investment Company Act. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) under the Investment Company Act, the 45% tests in Rule 3a-1 thereof, as described in the second bullet point above, and/or the nonexclusive safe harbor set forth in Rule 3a-8 thereof. In addition, we believe that we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business.

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

We believe that we maintain majority control for purposes of Section 3(a)(1)(C) under the Investment Company Act, or primary control for purposes of Rule 3a-1 and Rule 3a-8 thereunder, over the majority of the atai companies, and that none of the atai companies over which we have majority or primary control is in the business of investing, reinvesting or trading in securities or is otherwise an investment company. We monitor and will continue to monitor our holdings in such atai companies in an effort to ensure continuing and ongoing control over such atai companies for purposes of compliance with the requirements of Section 3(a)(1)(C), Rule 3a-1 and/or Rule 3a-8. Additionally, we believe that we qualify for the nonexclusive safe harbor set forth in Rule 3a-8 under the Investment Company Act because we are engaged primarily in the business of developing treatments for mental health disorders and our historical development, public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business all support the conclusion that we are an operating company and not an investment company.

As a result, we do not believe our interests in such atai companies will be deemed investment securities for purposes of Section 3(a)(1)(C), Rule 3a-1 and/or Rule 3a-8. Accordingly, we believe that (i) on an unconsolidated basis less than 40% of our total assets (exclusive of U.S. government securities and cash items) are composed of assets that could be considered investment securities, and/or (ii) on a consolidated basis, (A) less than 45% of our total assets (exclusive of U.S. government securities and cash items) are composed of, and less than 45% of our income is derived from, assets that could be considered investment securities, and/or (B) we satisfy the conditions of the nonexclusive safe harbor from “investment company” status provided in Rule 3a-8 under the Investment Company Act; and we do not believe that we are deemed to be an investment company.

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

In 2022, the U.S. Treasury released proposed regulations that may change certain aspects of the PFIC rules described above, including the application of certain elections to partnerships and other pass through entities. It is unclear whether such proposed regulations will be finalized. U.S. holders should consult their tax advisors regarding the potential consequences of PFIC status, including with respect to making a qualified electing fund or mark-to-market election.

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

Dividends paid by us to our shareholders are subject to Dutch dividend withholding tax on the basis that we are a company incorporated under Dutch law. Given that we are also considered a tax resident of Germany on the basis of that fact that our place of effective management is in Germany, the tie-breaker rule taken up in the double tax treaty between Germany and the Netherlands (the “Convention”), concludes that we are solely considered a tax resident of the jurisdiction where our place of effective management is situated and restricts the Netherlands to levy Dutch dividend withholding tax on dividends distributed by us to our shareholders as long as our place of effective management is in Germany. The restriction for the Netherlands to levy Dutch dividend withholding tax does not apply to dividends distributed by us to shareholders who are deemed to be a resident in the Netherlands for Dutch tax purposes or if the common shares are attributable to a permanent establishment situated in the Netherlands of a holder that is not deemed resident of the Netherlands.

Our shareholders will need to be identified in order to establish whether we need to withhold Dutch dividend withholding tax on dividends distributed. If we are not able to identify our shareholders, we are required to withhold both Dutch as well as German dividend withholding tax which may have an adverse consequence on the actual amount received by our shareholders.

Furthermore, the Multilateral Convention to Implement Tax Treaty Related Measures (“MLI”) may have an impact on the restriction for the Netherlands to levy Dutch dividend withholding tax on dividends paid by us to our shareholders by amending the tie-breaker rule taken up in the Convention. If both Germany as well as the Netherlands list the Convention as covered by the MLI, or a Covered Convention, and opt-in to apply the amendment to the tie-breaker rule, the MLI would amend the tie-breaker rule taken up in the Convention on the basis of which we are considered a tax resident of Germany by introducing a mandatory MAP procedure. As it currently stands, the MLI is not applicable to the Convention because Germany did not include the Convention in the list of tax treaties covered by the MLI. If Germany changes its position in the future, we will not be entitled to any relief or exemption from tax provided by the Convention, including the withholding tax restriction, as long as Germany and the Netherlands do not reach an agreement on our tax residency for purposes of the Convention except to the extent and in such manner as may be agreed upon by the authorities. As a result, any dividends distributed by us during the period in which no such agreement has been reached between Germany and the Netherlands may be subject to withholding tax both in Germany and the Netherlands.

We may become taxable in a jurisdiction other than Germany and/or re-domicile our company to a jurisdiction other than the Netherlands and this may increase the aggregate tax burden on us and/or our shareholders.

We are subject to tax rules in the jurisdictions in which we qualify as a tax resident. We may in the future consider amendments to our articles, subject to applicable law, to (i) transition our governance model from a two-tier board model (with separate management and supervisory boards) to a one-tier board model (with a unitary board of directors comprising executive and non-executive directors) and (ii) eliminate certain limitations that were designed to reflect our status as a German tax resident. We also may make other changes to our governance model, including changes that may cause our place of “effective management” to no longer be in Germany. As a consequence, our overall effective income tax rate and income tax expense could materially increase, which could have a material adverse effect on our business, results of operations, financial condition and prospects, which could cause our share price and trading volume to decline, and dividends distributed by us, and interest or royalty payments made by us, if any, may become subject to withholding taxes in more than one jurisdiction.

Moreover, these changes do not imply that our company will continue to exist as a company incorporated under Dutch law. We and our management continue to assess opportunities to optimize our organizational and corporate structure and we may pursue a re-domiciliation of our company from the Netherlands to another jurisdiction. If such a re-domiciliation would be effected, this would have additional tax consequences for us and our shareholders and would alter the rights and protections afforded to our shareholders under Dutch law, as our new jurisdiction of incorporation will have different legal and governance requirements. This could include changes in shareholder voting rights, fiduciary duties of our directors and/or the ability of shareholders to bring certain legal claims. The foregoing could create uncertainty and adversely impact our business operations, financial condition, and the market value of our securities. Investors should carefully consider these risks when evaluating an investment in our company.

Our ability to use our net operating loss carryforward and other tax attributes may be limited.

We have net operating losses, or NOLs, in various jurisdictions including Germany and the United States. As of December 31, 2024, our German NOL carryforward was approximately $184.0 million. German tax law imposes certain limits on the utilization of NOLs that are carried forward or carried back to a particular year. Our ability to utilize NOLs may be further limited under Section 8c of the German Corporation Income Tax Act (Körperschaftsteuergesetz – KStG) and Section 10a of the German Trade Tax Act (Gewerbesteuergesetz –

GewStG). These additional limitations may apply if a qualified ownership change, as defined by Section 8c KStG, occurs and no exemption is applicable.

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

According to an appeal filed by the fiscal court of Hamburg dated August 29, 2017, Section 8c, paragraph 1, sentence 1 KStG is not in line with the German constitution. The appeal is still pending. It is unclear when the Federal Constitutional Court will decide this case. According to statements in German legal literature, there are good reasons to believe that the Federal Constitutional Court may come to the conclusion that Section 8, paragraph 1, sentence 1 KStG is not in line with the German constitution. In addition, our ability to utilize our NOLs and certain other tax attributes in the United States could be subject to limitation or expire unused under U.S. tax law. As of December 31, 2024, we had U.S. federal NOLs of $64.7 million. In addition, under Section 382 of the United States Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a cumulative change, by value, in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. If an ownership change occurs and our ability to use our net operating loss carryforward is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

One of our principal shareholders has a significant holding in the company which may give them influence in certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances.

As of December 31, 2024, Apeiron held an 20.1% interest in our Company. In February 2025, in connection with our underwritten public offering, Apeiron purchased an additional 10,835,718 common shares. As of March 1, 2025, Apeiron held a 22.7% interest in our Company. Accordingly, Apeiron may, as a practical matter, be able to influence certain matters requiring approval by shareholders, including approval of significant corporate transactions in certain circumstances. Such concentration of ownership may also have the effect of delaying or preventing any future proposed change in control. The trading price of our common shares could be adversely affected if potential new investors are disinclined to invest in us because they perceive disadvantages to a large shareholding being concentrated in the hands of a single shareholder. The interests of Apeiron and the investors that acquire our common shares may not be aligned. Apeiron may make acquisitions of, or investments in, other businesses in the same sectors as us or our programs. These businesses may be, or may become, competitors of us or our programs. In addition, other entities managed or advised by Apeiron may be in direct competition with us or our programs on potential acquisitions of, or investments in, certain businesses.

Claims of U.S. civil liabilities may not be enforceable against us.

We are organized and existing under the laws of the Netherlands. As such, under Dutch private international law, the rights and obligations of our shareholders vis-à-vis the Company originating from Dutch corporate law and our articles of association, as well as the civil liability of our officers (functionarissen) (including our managing directors, supervisory directors and executive officers) are governed in certain respects by the laws of the Netherlands. The ability of our shareholders in certain countries other than the Netherlands to bring an action against us, our managing directors and supervisory directors and executive officers may be limited under applicable law.

We are not a resident of the United States and our officers may also not all be residents of the United States. As a result, depending on the subject matter of the action brought against us and/or our officers, United States courts may not have jurisdiction. If a Dutch court has jurisdiction with respect to such action, that court will apply Dutch procedural law and Dutch private international law to determine the law applicable to that action. Depending on the subject matter of the relevant action, a competent Dutch court may apply another law than the laws of the United States. Also, service of process against non-residents of the United States can in principle (absent, for example, a valid choice of domicile) not be effected in the United States.

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

The United States and the Netherlands do not, as of the date of this filing, have a treaty providing for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. With respect to choice of court agreements in civil or commercial matters, it is noted that both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments

Convention (2019) have entered into force for the Netherlands, but have not entered into force for the United States. Consequently, a judgment rendered by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment rendered by a court in the United States that is enforceable under the laws of the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to a United States judgment if (i) the jurisdiction of the United States court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the United States court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such United States judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the United States court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a United States court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a United States judgment is given binding effect, a claim based thereon may, however, still be rejected if the United States judgment is not or no longer formally enforceable.

A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Finally, there may be specific other instances, including pursuant to anti-boycott rules and regulations, where Dutch law prohibits the recognition and enforcement of a United States judgment. Therefore, United States investors may not be able, or experience difficulty, to enforce a judgment obtained in a United States court against us or our officers.

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

The rights of shareholders and the responsibilities of managing directors and supervisory directors may be different from the rights and obligations of shareholders and directors in companies governed by the laws of U.S. jurisdictions. In the performance of their duties, our managing directors and supervisory directors are required by Dutch law to consider the interests of our Company and its business, considering the interests of our shareholders, its employees and other stakeholders, in all cases with due observation of the principles of reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder.

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

•

a provision allowing, among other matters, the former chairperson of our supervisory board to manage our affairs if all of supervisory directors are removed from office or otherwise incapacitated or prevented from acting and to appoint others to be charged with the supervision of our affairs, until new supervisory directors are appointed by the general meeting on the basis of a binding nomination discussed above; and

•

a requirement that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our management board with the approval of our supervisory board.

In addition, Dutch law allows for staggered multi-year terms of our managing directors and supervisory directors, as a result of which only some of our managing directors and supervisory directors may be subject to appointment or re-appointment in any one year.

We do not comply with all best practice provisions of the Dutch Corporate Governance Code ("DCGC").

We are subject to the DCGC. The DCGC contains principles and best practice provisions on corporate governance that regulate relations between the management board, the supervisory board and the general meeting and matters in respect of financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the provisions of the DCGC. If a company subject to the DCGC does not comply with those provisions (for example, because of a conflicting Nasdaq requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including Nasdaq. We do not comply with all best practice provisions of the DCGC. See “Description of Share Capital and Articles of Association.” This may affect your rights as a shareholder and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the DCGC.

Dutch and European insolvency laws are substantially different from U.S. insolvency laws and may offer our shareholders less protection than they would have under U.S. insolvency laws.

We are subject to Dutch insolvency laws in the event any insolvency proceedings are initiated against us, including, among other laws and regulations, Regulation (EU) 2015/848 of the European Parliament and of the Council of May 20, 2015 on insolvency proceedings. Should a court in another Member State of the European Union determine that our center of main interests is situated in that Member State, the courts in that Member State will in principle have jurisdiction over the insolvency proceedings initiated against us and the insolvency laws of that Member State will in principle apply to us, in accordance with and subject to such the aforementioned Regulation and the rules promulgated thereunder. Insolvency laws in the Netherlands or the relevant other Member State of the European Union, as applicable, may offer our shareholders less protection than they would have under U.S. insolvency laws and make it more difficult for our shareholders to recover the amount they could expect to recover in a liquidation or restructuring under U.S. insolvency laws.

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

We can give no assurance that material weaknesses will not be identified in the future. We continue to implement measures designed to improve our internal controls over financial reporting A material weakness in our internal control over financial reporting could result in an increased probability of fraud, litigation from our shareholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our share price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

General Risk Factors

If we engage in additional acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may continue to engage in various additional acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For example, in October 2024, we acquired all of the issued and outstanding shares of IGX, a subsidiary of IntelGenx, in exchange for our senior secured debt in IGX being discharged. Any acquisition or strategic partnership may entail numerous risks, including:

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

In addition, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico and a 10% tariff on imports from China, which was subsequently increased to 20%. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. For example, IntelGenx, a Canadian company which we acquired in October 2024, is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for our development candidate, VLS-01. These tariffs may increase the cost of such products and negatively impact our results of operations.

Moreover, persistent economic downturns may require us to undertake optimization and cost saving initiatives, including streamlining our organization and adjusting the size and structure of our workforce. For example, throughout 2022 to 2024, we implemented certain cost reduction efforts to reduce material spend and operating expenses. In February 2024, we eliminated approximately 10% of our global workforce in order to reduce redundancies among certain positions. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

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

We will continue to incur increased costs as a result of operating as a public company and our management team is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a U.S. public company we have, and expect to continue to, incur significant legal, accounting, reporting and other expenses, particularly after we no longer qualify as an emerging growth company. We also incur costs and expenses for managing directors’ and supervisory directors’ fees, increased director and officer insurance costs, investor relations costs, and various other costs of a public company.

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

A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.

We have faced and may face in the future risks related to pandemics, epidemics or outbreaks of infectious diseases. For example, the COVID-19 pandemic presented substantial public health and economic challenges and affected our employees, clinical trial participants, and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. The full extent to which any future pandemics, epidemic disease outbreaks or public health crises may negatively impact the broader global economy and our business and operations, including our research and development programs and related clinical trials, will largely depend on future developments and actions taken in response to such events, which are highly uncertain and cannot be predicted.

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

The increasing focus on ESG initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social, and governance and other sustainability matters, such as climate change and diversity, equity, and inclusion. We may experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Moreover, stakeholders have varying perspectives on environmental, social, and other sustainability matters, and both advocates and opponents of such matters are increasingly resulting to an array of activism forms; any failure to successfully navigate these expectations may result in adverse impacts. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Such requirements and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and cost of compliance. If we fail to comply with new laws, regulations or reporting requirements, or new interpretations of existing standards, our reputation and business could be adversely impacted. Additionally, many of our business partners and suppliers may be subject to similar reporting and stakeholder expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Certain policymakers have also adopted, or are considering adopting, legal or regulatory requirements regarding various aspects of climate change, which could result in us being subject to new or expanded carbon pricing or taxes, increased compliance costs, increased carbon disclosure and transparency, and upgrade of facilities to meet new building codes, which could increase our operating costs. Parts of our supply chain and other of our stakeholders are also subject to similar risks, which may increase or result in additional risks.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

As part of our risk management program, we reference security industry frameworks and other guidance to help us assess, identify, and manage cybersecurity risks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Cyberattacks, data security incidents or other failures in our telecommunications or information technology systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption, legal liability, damage to our reputation, and significant disruption of our business operations which could materially affect our operating results, financial condition, and business.”

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

Our management team, including other internal staff such as the Head of IT and Chief Operating Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team's and their delegates' collective experience include over ten years of cybersecurity, incident response, and the safeguarding of organizational assets expertise. Specifically, our Head of IT has over ten years of experience leading cybersecurity teams and programs, while our Chief Operating Officer has over seven years of experience risk management and three years of cybersecurity oversight.

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

Item 2. Properties.

Our principal executive office is located at Wallstraße 16, 10179, Berlin, Germany where we lease approximately 7,400 square feet of office space. The lease commenced in February 2023, and we will make payments over a five year term. We also lease office space in New York, New York. We believe that these facilities will be adequate for our near-term needs and that we will be able to renew these leases. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

In October 2024 we acquired IntelGenx Corp. and assumed leases of approximately 43,000 square feet of office, lab, and manufacturing spaces in Montreal, Canada. The leases are set to expire in February 2026.

Item 3. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. See Note 18, Commitments and Contingencies – Legal Proceedings, to our audited consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares began trading on The Nasdaq Global Market under the symbol “ATAI” on June 18, 2021. Prior to that time, there was no established public trading market for our common shares.

Holders of Record

As of March 11, 2025, there were 81 holders of record of our common shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common shares whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have never paid or declared any cash dividends on our common shares in the past, and we do not anticipate paying any cash dividends on our common shares in the foreseeable future. However, if we do pay a dividend or other distribution from our reserves on our common shares in the future, whether in cash, assets or otherwise, then under Dutch law, we may only do so to the extent our shareholders’ equity (eigen vermogen) exceeds the sum of our paid-in and called-up share capital plus the reserves we must maintain under Dutch law or our articles of association and (if it concerns a distribution of profits) after adoption of our statutory annual accounts by our general meeting from which it appears that such dividend distribution is allowed. Subject to such restrictions, any future determination to pay dividends or other distributions from our reserves will be at the discretion of our management board with the approval of our supervisory board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our management board and supervisory board deem relevant.

Recent Sales of Unregistered Securities

None.

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

Business Overview

We are a clinical-stage biopharmaceutical company on a mission to develop highly effective mental health treatments to transform patient outcomes. Founded in 2018, atai emerged from the urgent need for better mental health solutions for patients who are under-served by current treatment options. We are advancing a pipeline of product candidates designed to address the complex nature of mental health disorders. We believe that these investigational compounds have the potential to become rapid-acting, durable, and commercially scalable therapies for mental health patients in need of new treatment options.

Mental health disorders are highly prevalent and estimated to affect more than one billion people globally. The economic burden of these disorders is substantial and growing rapidly. Between 2009 and 2019, spending on mental health care in the United States increased by more than 50%, reaching $225 billion, and a Lancet Commission report estimates that the global economic cost will reach $16 trillion by 2030. While current treatments, such as selective serotonin reuptake inhibitors (“SSRIs”) and serotonin-norepinephrine reuptake inhibitors (“SNRIs”) are well established and effective for certain patients, approximately 65% of patients do not achieve remission of their symptoms after up to four antidepressant treatment trials, translating to a significant unmet medical need.

Our research is focused on developing rapid-acting, robust, and durable mental health treatments that can deliver large-scale patient impact. We are committed to leading a new era of mental health treatment – one that not only offers relief from symptoms, but the possibility of an improved quality of life and lasting change. We pursue this in two ways: we develop novel product candidates in-house and we make strategic investments in companies developing promising product candidates.

We have built a diversified pipeline of psychedelic product candidates that target mental health disorders that we believe have significant unmet medical need. Our in-house programs include: VLS-01 (N,N-Dimethyltryptamine (“DMT”)) for treatment-resistant depression (“TRD”); EMP-01 (R-3,4-methylenedioxy-methamphetamine ("R-MDMA")) for social anxiety disorder (“SAD”); and a drug discovery program to identify novel, non-hallucinogenic 5-HT2AR agonists for TRD.

We believe psychedelics are emerging as novel breakthrough therapies for mental health disorders, such as depression, supported by growing scientific evidence, recent regulatory advancements and increasing patient and physician acceptance. Clinical studies have demonstrated the potential safety and efficacy profile of psychedelics, particularly their rapid onset of effect and sustained efficacy after a short course of administration. We believe these programs, which include both novel molecular entities and optimized variants of known compounds, have the potential to address significant unmet needs in mental health treatment.

Our commitment to innovation extends to early-stage drug discovery through our discovery platform. Intellectual property development has been essential to our strategy since inception, particularly through key investments in novel chemical entity ("NCE") development. We have made substantial progress in our drug discovery efforts to date, synthesizing and screening more than 750 compounds and identifying novel scaffolds that display potential in targeting mental health disorders.

We have a strategic investment in Beckley Psytech Limited ("Beckley Psytech"), a private clinical-stage biopharmaceutical company developing two investigational compounds: BPL-003, 5 Methoxy N,N-dimethyltryptamine ("mebufotenin") benzoate, for TRD and alcohol use disorder ("AUD"), and ELE-101, psilocin, for the treatment of major depressive disorder ("MDD"). Our investment in Beckley Psytech is included in Other Investments in our consolidated balance sheets.

We have a strategic investment in Recognify Life Sciences, Inc. ("Recognify"), a company developing RL-007, an investigational pro-cognitive neuromodulator for the treatment of cognitive impairment associated with schizophrenia (“CIAS”). We hold a 51.9% ownership percentage in Recognify, and have consolidated this subsidiary into our consolidated financial statements with the noncontrolling interest reflected in our consolidated balance sheets and the portion of net earnings attributable to the noncontrolling interests reflected in our consolidated statements of operations.

We own IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”), a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for our development candidate, VLS-01.

We have incurred significant operating losses since our inception. Our net loss attributable to ATAI Life Sciences N.V. stockholders was $149.3 million and $40.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, our accumulated deficit was $700.2 million and $550.9 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Our historical losses resulted principally from costs incurred in connection with research and development activities, as well as general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization, and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from the development of our mental health research programs. Furthermore, we expect to continue to incur costs associated with operating as a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financing, strategic collaborations and alliances or licensing arrangements. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from the sale of our common shares, issuances of convertible notes and a term loan.

Capital Allocation and Strategic Value Capture

Consistent with our strategy, we provide the necessary funding and operational support to our programs to maximize their probability of success in clinical development and commercialization. We also regularly review the status of our programs to assess whether there are alternative forms of ownership, partnership or other forms of collaboration that would optimize our economic interests and the success of our programs. To that end, we are focusing on clinical phase programs and business development that we expect to generate meaningful data in the near term, and, therefore, prioritizing programs and opportunities that we believe have the highest return potential and value. As a result, in late 2023, we finalized and entered into agreements through which we disposed of our equity interests in Psyber, Inc. and TryptageniX Inc. In 2024, our strategic investment in Beckley Psytech Limited added more programs to our diverse portfolio of clinical-stage psychedelic product candidates with multiple upcoming clinical readouts. We are also exploring other opportunities, including but not limited to seeking strategic partnership options, for example, with Recognify Life Sciences, Inc. and Perception Neuroscience Holdings, Inc. In 2024, we finalized and entered into agreements through which we disposed of our equity interest in Psyprotix, Inc. and Kures, Inc.

In February 2023, we implemented a realignment initiative resulting in a reduction in force of approximately 30% of our global workforce in order to more effectively allocate our research and development and other resources supporting the revised business and program priorities and to reduce operational costs. In February 2024, we conducted a reduction in force of approximately 10% of our global workforce, predominantly reducing redundancy in our general & administrative functions to reduce operational costs. Refer to Note 22 in the Notes to the consolidated financial statements in Part II, Item 8 for further information.

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

The results of operations for the years ended December 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

Consolidation

Our consolidated financial statements include the accounts of atai and our subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary are consolidated. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity as well as a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in our consolidated balance sheets and consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in our consolidated statements of operations.

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

Components of Our Results of Operations

Revenue

On March 11, 2021, we entered into a license and collaboration agreement (the "Otsuka Agreement"), with Otsuka Pharmaceutical Co., LTD ("Otsuka"), under which we granted exclusive rights to Otsuka to develop and commercialize certain products containing arketamine in Japan for the treatment of depression and other select indications. We received an upfront, non-refundable payment of $20.0 million in June 2021 and we are also eligible to receive up to $35.0 million if certain development and regulatory milestones are achieved and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. We are eligible to receive tiered royalties ranging from low-teens to high-teens on net sales of licensed products subject to reduction in certain circumstances. In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective April 24, 2025. Following the effective termination date, we will no longer be eligible to receive any milestone payments or royalties pursuant to the Otsuka Agreement.

We do not expect to generate any further revenue under the Otsuka Agreement. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from year-to-year as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. Our ability to generate future revenues will also depend on our ability to complete preclinical and clinical development of product candidates or obtain regulatory approval for them.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, which include:

•
employee-related expenses, including salaries, related benefits, and stock-based compensation, for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including our agreements with third parties, such as consultants and contract research organizations ("CROs");
•
expenses incurred under agreements with consultants who supplement our internal capabilities;
•
the cost of laboratory supplies and acquiring, developing, and manufacturing preclinical study materials and clinical trial materials;
•
costs related to compliance with regulatory requirements; and
•
payments made in connection with third-party licensing agreements.

Research and development costs, including costs reimbursed under the Otsuka Agreement, are expensed as incurred, with reimbursements of such amounts being recognized as revenue. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

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

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits and stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions, professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses, facility-related expenses, and information technology-related expenses.

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

Benefit from research and development tax credit

Benefit from research and development tax credit consists of tax credits received in Australia under the Research and Development Tax Incentive ("RDTI") program and research and development tax credits received in Canada following our acquisition of IGX. Qualifying expenditures include employment costs for research staff, consumables, and relevant, permitted CRO costs incurred as part of research projects.

Change in fair value of assets and liabilities, net:

The Company carries various assets and liabilities at fair value and subsequent remeasurements are recorded as a Change in fair value of assets and liabilities, net as a component of Other income (expense), net. Assets held at fair value include securities held at fair value, investments held at fair value, and convertible notes receivable. Liabilities held at fair value include contingent considerations and convertible promissory notes and derivative liability.

Change in fair value of securities carried at fair value

Change in fair value of securities consists of changes in fair value of our available for sale securities for which we have elected the fair value option.

Change in fair value of other investments held at fair value

Change in fair value of other investments held at fair value consists of subsequent remeasurements of our investments held at fair value, including COMPASS Pathways plc ("COMPASS") and IntelGenx prior to the completion of our acquisition of IGX, for which we have elected the fair value option, as well as additional contingent warrants held with Beckley Psytech.

Change in fair value of convertible notes receivable - related party

Change in fair value of convertible notes receivable - related party consists of subsequent remeasurements of our convertible notes receivable with IntelGenx, for which we elected the fair value option, prior to the completion of our acquisition of IGX.

Change in fair value of contingent consideration liability - related party

Change in fair value of contingent consideration liability - related party consists of subsequent remeasurements of our contingent consideration liability related to our acquisition of Perception Neuroscience Holdings, Inc. ("Perception") for which we record at fair value.

Change in fair value of contingent consideration liabilities

Change in fair value of contingent consideration liabilities consists of subsequent remeasurements of our contingent consideration liabilities related to our acquisition of DemeRx IB, Inc. ("DemeRx IB") and TryptageniX, Inc. ("TryptageniX") for which we record at fair value.

Change in fair value of convertible promissory notes and derivative liability

Change in fair value of convertible promissory notes and derivative liability consists of subsequent remeasurements of certain convertible notes issued in 2020, some of which are held by a related party.

Gain on settlement of pre-existing contract

Gain on settlement of pre-existing contract consists of a non-cash gain recognized upon the acquisition of IGX related to the settlement of an existing contract with IntelGenx.

Impairment of other investments

Impairment of other investments consists of a reduction in the carrying value of our investments that do not have a readily determinable fair value and are accounted for under the measurement alternative under ASC 321, including DemeRx NB, Inc. ("DemeRx NB").

Gain on deconsolidation of a variable interest entity, net

Gain (loss) on deconsolidation of a variable interest entity is the result of removing assets and liabilities from our consolidated balance sheets following a loss of control or divestment of a variable interest entity.

Gain on dissolution of a variable interest entity

Gain on dissolution of a variable interest entity is the result of removing assets and liabilities from our consolidated balance sheets following a dissolution of a variable interest entity.

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

Other income (expense), net

Other income (expense), net consists principally of the changes in the carrying values of our assets and liabilities and net gains (losses) recognized on the sale of certain of our assets.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of December 31, 2024. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. The balances of unrecognized tax benefits for the years ended

December 31, 2024 and 2023 are an immaterial amount and $0.4 million, respectively, which represent the amounts that, if recognized, impact the effective income tax rate in future periods. For the years ended December 31, 2024 and 2023 we accrued an immaterial amount and $0.1 million for interest and penalties, respectively.

Losses from investments in equity method investees, net of tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage and IPR&D charges resulting from basis differences related to our equity method investments.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss that is allocated to the noncontrolling interests of certain consolidated variable interest entities ("VIEs"). Net losses in consolidated VIEs are attributed to noncontrolling interests considering the liquidation preferences of the different classes of equity held by the shareholders in the VIE and their respective interests in the net assets of the consolidated VIE in the event of liquidation, and their pro rata ownership. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our VIEs and our ownership percentage changes.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	For the Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
License revenue	$308	$314	$(6)	(2%)
Operating expenses:
Research and development	55,455	62,203	(6,748)	(11%)
General and administrative	47,544	63,582	(16,038)	(25%)
Total operating expenses	102,999	125,785	(22,786)	(18%)
Loss from operations	(102,691)	(125,471)	22,780	(18%)
Other income (expense), net:
Interest income	778	1,847	(1,069)	(58%)
Interest expense	(3,124)	(2,656)	(468)	18%
Benefit from research and development tax credit	525	2,445	(1,920)	(79%)
Change in fair value of assets and liabilities, net	(48,879)	86,583	(135,462)	(156%)
Gain on settlement of pre-existing contract	5,567	—	5,567	100%
Impairment of other investments	—	(1,011)	1,011	(100%)
Gain on deconsolidation of a variable interest entity, net	—	60	(60)	(100%)
Gain on dissolution of a variable interest entity	1,166	—	1,166	100%
Foreign exchange loss, net	(1,263)	(894)	(369)	41%
Other income (expense), net	(484)	(189)	(295)	156%
Total other income (expense), net	(45,714)	86,185	(131,899)	(153%)
Net loss before income taxes	(148,405)	(39,286)	(109,119)	278%
Benefit from (provision for) income taxes	356	(1,016)	1,372	(135%)
Losses from investments in equity method investees, net of tax	(2,000)	(3,593)	1,593	(44%)
Net loss	$(150,049)	$(43,895)	$(106,154)	242%
Net loss attributable to noncontrolling interests	(780)	(3,671)	2,891	(79%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(149,269)	$(40,224)	$(109,045)	271%

License revenue

License revenue was $0.3 million and $0.3 million for the years ended December 31, 2024, and 2023, respectively, which is related to the reimbursement of research and development expenses under the Otsuka Agreement. For the years ended December 31, 2024, and 2023, respectively, there were no milestones achieved under the Otsuka Agreement.

Research and development expenses

The table and discussion below present research and development expenses of our consolidated entities for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Core Psychedelic Programs
VLS-01	$10,606	$9,055	$1,551	17%
EMP-01	1,527	2,635	(1,108)	(42%)
Discovery (Non-Hallucinogenic)	2,649	144	2,505	1741%
Non-Psychedelic Program
RL-007	10,962	8,394	2,568	31%
Other Programs	5,396	9,840	(4,445)	(45%)
Enabling Technologies and Drug Discovery Platforms	598	3,099	(2,501)	(81%)
Unallocated research and development expenses:
Personnel expenses	20,935	26,415	(5,480)	(21%)
Professional and consulting services	1,052	1,952	(900)	(46%)
Depreciation	184	—	184	100%
Other	1,546	669	877	131%
Total research and development expenses	$55,455	$62,203	$(6,749)	(11%)

Research and development expenses were $55.5 million for the year ended December 31, 2024, compared to $62.2 million for the year ended December 31, 2023. The decrease of $6.7 million was primarily attributable to a $5.5 million decrease in personnel expenses (inclusive of a $2.0 million decrease in stock-based compensation and a $1.6 million decrease in restructuring charges), a $2.5 million decrease related to our enabling technologies and drug discovery platform as discussed below, and a $0.9 million decrease in professional and consulting fees. These decreases were partially offset by a $1.1 million net increase of direct costs in our Core Psychedelic and Non-Psychedelic programs as discussed below, a $0.9 million increase in other expenses related to impairment of certain intangible assets, and a $0.2 million increase in depreciation expense.

Core Psychedelic Programs

VLS-01: DMT for TRD

The $1.6 million net increase in direct costs was primarily due to a $3.6 million increase of clinical development costs related to our Phase 1b trial of VLS-01 designed to evaluate the efficacy, safety, tolerability, PK and PD of VLS-01 delivered using our proprietary OTF formulation, as well as costs related to our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 study of VLS-01. These increases were partially offset by a $1.5 million decrease in manufacturing costs and $0.5 million decrease in preclinical development costs.

EMP-01: MDMA for PTSD

The $1.1 million decrease in direct costs for our EMP-01 program was primarily due to a $1.2 million net decrease in clinical development costs relating to the wind-down and completion of our Phase 1 single ascending dose trial, and the start-up of an exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01 and a $0.2 million decrease in preclinical development costs. These decreases were offset by a $0.3 million increase in manufacturing costs.

Discovery (Non-Hallucinogenic)

The $2.5 million increase in discovery costs was primarily due to a $2.5 million increase of preclinical development costs related to our novel 5-HT2A receptor agonists.

Non-psychedelic Program

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $2.6 million increase in direct costs for our RL-007 program was primarily due to an increase of $2.3 million of clinical development costs, $0.2 million of manufacturing costs, and $0.2 million of preclinical development costs, all relating to our Phase 2b proof-of-concept clinical trial for RL-007 in CIAS.

Other Programs

The $4.4 million decrease in direct costs for our other programs was primarily due to a $5.2 million decrease in our PCN-101 program, $1.7 million decrease in our EGX-121 program, $0.2 million decrease in our KUR-101 program, and $0.1 million decrease in our RLS-01 program. These decreases were partially offset by a $2.6 million increase in IBX-210 costs and $0.2 million of IGX costs recognized following the completion of our acquisition in October 2024.

Enabling Technologies and Drug Discovery Platforms

The $2.5 million decrease in our enabling technologies and drug discovery platforms primarily relates to the wind-down costs of our Invyxis, TryptageniX, InnarisBio, and Psyber programs.

General and administrative expenses

General and administrative expenses were $47.5 million for the year ended December 31, 2024 compared to $63.6 million for the year ended December 31, 2023. The decrease of $16.1 million was primarily related to a $9.0 million decrease in personnel expenses (inclusive of a $5.4 million decrease in stock-based compensation and a $0.4 million increase in restructuring expenses), a $7.2 million decrease in professional services, and a $1.4 million decrease in insurance expenses; partially offset by a $1.1 million increase in non-income tax expense and a $0.5 million increase in investor relations and public company fees.

We expect that our general and administrative expenses will not materially increase in the near future. We may add more general and administrative head count in the future to support the potential commercialization of our product candidates.

Other income (expense), net

Interest income

Interest income for the years ended December 31, 2024 and 2023 primarily consisted of interest earned on our cash balances and notes receivable during these periods. We recognized interest income of $0.8 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively.

Interest expense

Interest expense for years ended December 31, 2024 and 2023 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility with Hercules Capital, Inc. Interest expense was $3.1 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Canadian Tax Authorities and Australian Tax Authorities as a benefit of $0.5 million for the year ended December 31, 2024. We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $2.4 million for the year ended December 31, 2023.

Change in fair value of assets and liabilities, net:

Change in fair value of securities carried at fair value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the years ended December 31, 2024 and 2023, we recognized a gain of $3.8 million and $5.4 million, respectively, relating to the change in fair value of our available for sale securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our short-term notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the year ended December 31, 2024 we recognized a $0.5 million loss related to the change in the fair value. We recorded an immaterial change in the fair value of short-term notes receivable - related party during the year ended December 31, 2023.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of short-term convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the year ended December 31, 2024 we recognized a $13.2 million loss related to the change in the fair value. We recognized an immaterial change in fair value for our short term convertible notes receivable - related party during the year ended December 31, 2023.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our American Depository Shares ("ADS") holdings in COMPASS, IntelGenx related investments, prior to the completion of our acquisition, and additional contingent warrants issued by Beckley Psytech. During the year ended December 31, 2024, we recognized a $39.4 million loss related to our ADS holdings in COMPASS, a $6.5 million loss related to our investments in IntelGenx, prior to the completion of our acquisition, and a $1.7 million gain related to additional contingent warrants issued by Beckley Psytech Limited. During the year ended December 31, 2023, we recognized a $81.9 million non-cash change in fair value of other investments held at fair value related to an accounting method change for our ADS holdings in COMPASS resulting in our election of fair value accounting following our loss of significant influence over COMPASS.

Change in fair value of contingent consideration liability—related party

The milestone and royalty payments in relation to the acquisition of Perception were recognized at the acquisition date, and are subsequently remeasured to fair value. For the years ended December 31, 2024 and 2023, we recognized a $0.5 million gain and an immaterial gain, respectively.

Change in fair value of contingent consideration liabilities

In October 2023, we acquired shares of the noncontrolling interest of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the years ended December 31, 2024 and 2023, we recognized a $1.2 million gain and a $0.1 million loss, respectively, related to the DemeRx IB contingent consideration. In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the years ended December 31, 2024 and 2023, we recognized a $0.2 million gain and an immaterial gain, respectively, related to the TryptageniX contingent consideration.

Change in fair value of convertible promissory notes and derivative liability

In December 2023 and April 2024, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible notes. We bifurcated the note and the conversion option and record the change in fair value of the conversion option quarterly. For the years ended December 31, 2024 and 2023, we recognized a $3.4 million gain and a $0.7 million loss, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Gain on settlement of pre-existing contract

For the year ended December 31, 2024, we recognized a $5.6 million non-cash gain upon the acquisition of IGX related to the settlement of an existing contract with IntelGenx. No such gain or loss was recognized for the year ended December 31, 2023.

Impairment of other investments

We did not recognize an Impairment of other investments for the year ended December 31, 2024. For the year ended December 31, 2023, we recognized a $1.0 million impairment of our DemeRx NB investment, which was transferred to DemeRx, Inc. in connection with our acquisition of the remaining equity in DemeRx IB.

Gain on deconsolidation of a variable interest entity, net

We did not recognize a Gain on deconsolidation of a variable interest entity, net for the year ended December 31, 2024. Gain on deconsolidation of a variable interest entity, net was $0.1 million for the year ended December 31, 2023 as a result of the gain upon deconsolidation of TryptageniX of $0.4 million, partially offset by the loss upon deconsolidation of Psyber, Inc. of $0.3 million.

Gain on dissolution of a variable interest entity

Gain on dissolution of a variable interest entity was $1.2 million for the year ended December 31, 2024 as a result of the gain upon dissolution of Kures. We did not recognize a Gain on dissolution of a variable interest entity for the year ended December 31, 2023.

Foreign exchange loss, net

We recognized a loss of $1.3 million related to foreign currency exchange rates for year ended December 31, 2024 and a loss of $0.9 million related to foreign currency exchange rates for the year ended December 31, 2023. This was primarily due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other income (expense), net

We recognized $0.5 million of other income (expense), net for year ended December 31, 2024, which primarily relates to a $2.1 million non-cash loss on the sale of our ADS holdings in COMPASS. This loss was partially offset by a $1.3 million gain related to our investment in Beckley Psytech upon the issuance of deferred shares pursuant to the Escrow Agreement, and a gain of $0.3 million from the forgiveness of certain accounts payable amounts associated with the Kures dissolution. See Notes 5 and 6 in the Notes to our consolidated financial statements in Part II, Item 8 for further information.

We recognized $0.2 million of other expense, net for the year ended December 31, 2023, which consists primarily of a $0.3 million increase to the allowances on receivables, partially offset by a $0.1 million gain recognized on our divestment of our investment in Juvenescence Limited ("Juvenescence").

Benefit from (provision for) income taxes

We recognized a current income tax benefit of $0.4 million and a current income tax expense of $1.0 million for the years ended December 31, 2024 and 2023, respectively. The incremental benefit is a result of losses generated in Germany, U.K., and the U.S. and favorable return to provision adjustments from our U.S. tax returns. We recognized no deferred tax expense for years ended December 31, 2024 and 2023, respectively. Given our early-stage development and lack of prior earnings history, we have a full valuation allowance primarily related to German and international tax loss carryforwards and temporary timing differences related to stock-based compensation that we consider-more-likely-than-not not to be realized.

Losses from investments in equity method investees

Losses from investment in equity method investees for the years ended December 31, 2024 and 2023 were $2.0 million and $3.6 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Net loss attributable to noncontrolling interests

Net losses attributable to noncontrolling interests for the years ended December 31, 2024 and 2023 were $0.8 million and $3.7 million, respectively which relate to the noncontrolling interests in Recognify, Perception, and Kures.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2024 and 2023, we had net losses attributable to ATAI Life Sciences N.V. shareholders of $149.3 million and $40.2 million, respectively. As of December 31, 2024 and 2023, our accumulated deficit was $700.2 million and $550.9 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue working towards commercializing any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, convertible promissory notes, investments, sales of common shares, including under our at-the-market equity offering program, and the 2022 Term Loan Facility, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

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

Sources of Liquidity

Convertible Promissory Notes

In November 2018 and October 2020, we issued an aggregate principal amount of €1.0 million or $1.2 million (collectively, the “Convertible Notes”). The Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG upon the payment of €17.00. The noteholders have agreed that, subsequent to converting the notes into ATAI Life Sciences AG share, they will exchange the ATAI Life Sciences AG share for ATAI Life Science N.V. shares.

In December 2023 and April 2024, respectively, a noteholder and a related party noteholder each entered into an agreement with us to exchange their respective Convertible Notes for new convertible notes issued by ATAI Life Sciences N.V. Each new note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

As of December 31, 2024 the Convertible Notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($6.9 million).

Investments

A significant potential source of non-dilutive funding resides in our investment in COMPASS's ADS, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $26.1 million as of December 31, 2024.

In September 2024, the Company sold 2,660,000 ADSs of COMPASS at a price of $6.05 per ADS in an open market transaction, resulting in net proceeds received of $16.1 million.

ATM Agreement

In November 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell our common shares, having an aggregate offering price of up to $150.0 million, from time to time through an “at-the-market” equity offering program under which Jefferies will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. There have been no sales under the Sales Agreement through December 31, 2024.

Underwritten Offering

In February 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Berenberg Capital Markets LLC in connection with the issuance and sale by us in a public offering of 26,190,477 of our common shares, at a public offering price of $2.10 per share, less underwriting discounts and commissions. The common shares were offered pursuant to our Shelf Registration Statement as well as a prospectus supplement filed with the SEC on February 13, 2025. Under the terms of the Underwriting Agreement, we granted to the Underwriter an option exercisable for 30 days to purchase up to an additional 3,928,571 common shares from us at the public offering price, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, the Underwriter exercised the option to purchase an additional 3,928,571 common shares.

The net proceeds from the offering of our common shares were approximately $59.2 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

Hercules Term Loan

On August 9, 2022, we entered into the Loan Agreement with Hercules, which was amended in May 2023, August 2024, and January 2025. See “ “—Liquidity and Capital Resources—Indebtedness—Hercules Term Loan” for additional information.

Liquidity Risks

As of December 31, 2024, we had cash and cash equivalents of $17.5 million, restricted cash of $10.0 million and short-term securities of $44.8 million. As of December 31, 2024, we believe our cash, cash equivalents and short-term securities and committed term loan funding will be sufficient to fund our operations for at least the next twelve months. Based on our current operating plan, we estimate that our existing cash, including proceeds from our public offering of our common shares, marketable securities, and committed term loan funding as of the date this Annual Report on Form 10-K is filed with the SEC will be sufficient to fund operations into 2027.

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

Cash Flows

The following table summarizes our cash flows for years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(82,437)	$(84,118)
Net cash provided by (used in) investing activities	59,172	(53,295)
Net cash provided by (used in) financing activities	5,374	(8,355)
Effect of foreign exchange rate changes on cash	362	189
Net decrease in cash, cash equivalents and restricted cash	$(17,529)	$(145,579)

Net Cash Used in Operating Activities

Net cash used in operating activities was $82.4 million for the year ended December 31, 2024, which consisted of a net loss attributable to stockholders of $150.0 million, adjusted by noncash benefit of $76.8 million and net cash outflows from the change in operating assets and liabilities of $9.2 million. The noncash loss primarily consisted of $51.6 million loss related to the net change in the fair value of our assets and liabilities carried at fair value, $25.5 million of stock-based compensation, $2.1 million of loss on sale of investment held at fair value, $2.0 million of losses from our equity method investments, $1.1 unrealized foreign exchange losses, $1.0 million of depreciation and amortization, $0.9 million impairment of intangible assets, and $0.4 million of noncash lease expense. These losses were partially offset by a $5.6 million gain on settlement of pre-existing contract, a $1.2 million gain on dissolution of a variable interest entity, and $1.0 million of other income (expense), net. The cash outflow from the change in operating assets and liabilities of $9.2 million was primarily due to a $6.2 million decrease in accrued liabilities and other liabilities and $1.9 million decrease in accounts payable; partially offset by a $1.1 million increase in prepaid expenses and other current assets.

Net cash used in operating activities was $84.1 million for the year ended December 31, 2023, which consisted of a net loss attributable to stockholders of $43.9 million, adjusted by noncash benefit of $47.7 million and net cash inflows from the change in operating assets and liabilities of $7.5 million. The noncash benefit primarily consisted of $86.6 million gain related to the net change in the fair value of our assets and liabilities carried at fair value, $0.5 million of other noncash expenses, and $0.1 million gain on deconsolidation of a variable interest entity, partially offset by $33.0 million of stock-based compensation, $3.6 million of losses from our equity method investments, $1.0 million impairment of other investments, $0.8 million unrealized foreign exchange losses, and $1.1 million of depreciation and amortization. The net cash inflows from the change in operating assets and liabilities of $7.5 million was primarily due to a $8.7 million decrease in prepaid expenses and other current assets and a $2.1 million increase in accounts payable; partially offset by a $3.3 million decrease in accrued liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $59.2 million for the year ended December 31, 2024, primarily driven by $65.6 million of proceeds from sale and maturities of securities at fair value, $16.1 million of proceeds from the sale of ADSs of COMPASS, and $0.4 million of cash received in the acquisition of IGX; partially offset by $15.0 million cash paid to Beckley Psytech pursuant to the Secondary Sale and the Escrow Agreement, $5.7 million of cash paid for short-term notes receivable – related party, $2.0 million of cash paid for short-term convertible notes receivable and warrant – related party, and $0.1 million of cash paid for intangible assets.

Net cash used in investing activities was $53.3 million for the year ended December 31, 2023, primarily driven by $160.3 million of cash paid for securities carried at fair value, $25 million of cash committed in anticipation of the closing of Beckley Psytech investment in January 2024, $3.5 million of loans remitted to related parties, $2.0 million of cash paid for convertible notes receivable - related party, $1.0 million of cash paid for investments held at fair value, $0.4 million cash paid out in variable interest entity deconsolidation, $0.3 million of cash paid for capitalized internal-use software development costs, and $0.3 million of cash paid for property and equipment; partially offset by $139.0 million of proceeds from sale and maturities of securities at fair value, and $0.5 million of proceeds from sale of other investments.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $5.4 million for the year ended December 31, 2024 consisted of $5.0 million of proceeds from debt financing and $0.5 million of proceeds from stock option exercises; partially offset by $0.2 million of financing costs paid.

Net cash used in financing activities was $8.4 million for the year ended December 31, 2023, primarily due to $8.5 million of cash paid for acquisition of noncontrolling interest and $0.1 million of debt financing costs paid; partially offset by $0.2 million of proceeds from stock option exercises.

Indebtedness

Convertible Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of 2018 Convertible Notes. In October 2020, we issued an additional principal amount of $1.0 million of 2018 and 2020 Convertible Notes. The 2018 and 2020 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each note has a face value of €1 and is convertible into one common share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO.

In December 2023 and April 2024, respectively, a noteholder and a related party noteholder each entered into an agreement with us to exchange their respective 2018 and 2020 Convertible Notes for new convertible notes issued by ATAI Life Sciences N.V. Each new note has a face value of €1 and is convertible into 16 common shares of ATAI Life Sciences N.V. upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

As of December 31, 2024, the new ATAI Life Sciences N.V. notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($6.9 million).

Hercules Term Loan

On August 9, 2022 (the “Closing Date”), we, ATAI Life Sciences AG (“ATAI AG” and together with us, the “Borrowers”) and certain of our subsidiary guarantors (collectively, the “Subsidiary Guarantors”) entered into a Loan and Security Agreement (the “Hercules Loan Agreement”). The Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (as amended by that certain First Amendment to Loan and Security Agreement, dated as of March 13, 2023, the “First Amendment,” that Second Amendment to Loan and Security Agreement, dated as of May 26, 2023, the “Second Amendment,” and that Third Amendment to Loan and Security Agreement, dated August 14, 2024, the “Third Amendment,” and the Fourth Amendment to Loan and Security Agreement, dated January 6, 2025, the “Fourth Amendment” and collectively, the “2022 Term Loan Facility”).

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

On August 14, 2024 (the “Third Amendment Date”), the Borrowers and certain Subsidiary Guarantors entered into the Third Amendment with the Lenders and Hercules, in its capacity as the Agent, which amended that certain Loan and Security Agreement, dated August 9, 2022 to, among other things, (i) provide Tranche 1B of $5.0 million on the Third Amendment Date, (ii) reduce the remainder of available Tranche 1 to $25.0 million, and extend the availability thereof (x) with respect to Tranche 1C, to be available after the Third Amendment Date until March 31, 2025, and (y) with respect to Tranche 1D, to be available upon the earlier to occur of (1) March 31, 2025 and (2) full borrowing of Tranche 1C, until June 30, 2025, (iii) increase Tranche 2 to $30.0 million, and extend the availability thereof to be available upon the earlier to occur of (1) June 30, 2025, and (2) full borrowing of Tranche 1D, until September 30, 2025, subject to the Tranche 2 Draw Test, (iv) extend the availability of Tranche 3 of $100.0 million, through March 31, 2026, available subject to lender’s investment committee approval, (v) extend the amortization date to September 1, 2025, and extend the timeline to achieve the second amortization extension condition, to June 30, 2025, upon the occurrence of which the amortization date may be extended to March 1, 2026, (vi) amend the financial covenant to commence on October 1, 2024, and require that so long as our market capitalization is less than $550.0 million, Borrowers shall maintain qualified cash equal to at least 50% of the sum of (x) the amount of outstanding debt under the facility plus (y) Qualified Cash A/P Amount (as defined in the Agreement), or upon the occurrence of certain conditions, 70% of the sum of (x) the amount of outstanding debt under the facility plus (y) Qualified Cash A/P Amount, and (vii) reduce the interest rate to equal the greater of (x) 9.05% or (y) prime rate plus 4.30% (or, upon achieving certain conditions, (y) shall equal prime rate plus 4.05%).

In January 2025 (the “Fourth Amendment Date”), the Borrowers and certain Subsidiary Guarantors entered into the Fourth Amendment with the Lenders and Hercules, in its capacity as the Agent, which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment the “2022 Term Loan Agreement”) to, among other things, consent to the conversion of ATAI AG from a German stock corporation (Aktiengesellschaft – AG) into a German limited liability company (Gesellschaft mit beschränkter Haftung – GmbH).

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

The 2022 Term Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the 2022 Term Loan Agreement requires that beginning on October 1, 2024, we shall maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, we shall at all times maintain Qualified Cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant shall not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on our and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by the Lenders. As of December 31, 2024, we were in compliance with all applicable covenants under the 2022 Term Loan Agreement.

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

Material Cash Requirements from Known Contractual and Other Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheets as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of milestone payments under existing license agreements. For information regarding our other contractual obligations, refer to Note 12. Leases, Note 18. Commitments and Contingencies, and Note 19. License Agreements.

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

In addition, under various licensing and related agreements to which we are a party, we are obligated to pay annual license maintenance fees and may be required to make milestone payments and to pay royalties and other amounts to third parties. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales, and the amount, timing and likelihood of such payments are not known. Such contingent payment obligations are described below. For additional information regarding our license agreements described below, see Note 19 to our consolidated financial statements included elsewhere in this Annual Report. For additional information regarding our contingent commitments and future put rights or options associated with our investments, see Note 4 to our consolidated financial statements included elsewhere in this Annual Report.

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

With the execution of the Otsuka Agreement, Perception received an upfront, non-refundable payment of $20.0 million. Perception is also entitled to receive aggregate payments of up to $35.0 million if certain development and regulatory milestones are achieved for the current or a new intravenous formulation of a product and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. Otsuka is obligated to pay Perception a tiered, double-digit royalty on net sales of products containing PCN-101 in Japan, subject to reduction in certain circumstances. In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective April 24, 2025. Following the effective termination date, we will no longer be eligible to receive any milestone payments or royalties pursuant to the Otsuka Agreement.

For the years ended December 31, 2024 and 2023, there were no additional milestones achieved under the Otsuka Agreement. We recognized revenues of $0.3 million and $0.3 million related to certain research and development services during the years ended December 31, 2024 and 2023, respectively.

National University Corporation Chiba University License Agreement

In August 2017, Perception entered into a license agreement or CHIBA License with the National University Corporation Chiba University ("CHIBA") relating to Perception’s drug discovery and development initiatives. Under the CHIBA License, Perception has been granted a worldwide exclusive license under certain patents and know-how of CHIBA to research, develop, manufacture, use and commercialize therapeutic products. Perception paid an upfront license fee and is required to pay an annual maintenance fee until the filing of a new drug application with the Food and Drug Administration. In addition, Perception is also required to pay tiered royalties ranging in the low to mid-single-digit on future net sales of licensed products that are covered by a valid claim of a licensed patent, if any. Perception is also obligated to make contingent milestone payments totaling up to $1.2 million upon the achievement of certain clinical or regulatory milestones for each of the first two licensed products and $1.0 million upon the achievement of certain clinical or regulatory milestones for each additional licensed product. The CHIBA License will remain in effect until terminated by the parties according to their rights.

During the years ended December 31, 2024 and 2023, we did not make any material payments pursuant to the CHIBA License.

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

During the years ended December 31, 2024 and 2023, we had made no material payments pursuant to the Allergan License agreement.

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

In April 2022, Kures issued shares of Series A-2 Preferred Stock to certain investors upon the achievement of Series A-2 milestone events. Accordingly, we issued certain anti-dilution common stock to Columbia worth $0.3 million. We expensed the cost incurred for acquiring the license as acquisition of in-process research and development expense at inception. Since, the additional anti-dilution shares were issued as partial consideration towards the same license arrangement, the cost of such additional shares of $0.4 million was also expensed as acquisition of in-process research and development expense during the year ended December 31, 2023.

In October 2024, in connection with the dissolution of Kures, Inc., Kures and Columbia mutually agreed to terminate the existing License Agreement ("the Termination Agreement"). Under the Termination Agreement, Kures assigned to Columbia all of Kures' intellectual property rights that were filed during the term of the License Agreement and agreed that all licenses granted to Kures by Columbia are terminated. In exchange, Kures received consideration through the relief and discharge of an immaterial amount of outstanding payment obligations due to Columbia.

During the years ended December 31, 2024 and 2023, we did not make any material payments in connection with the Columbia agreement.

Dalriada License Agreement

In December 2021, Invyxis, Inc. ("Invyxis") entered into an exclusive services and license agreement (the “Dalriada License Agreement”) with Dalriada Drug Discovery Inc. (“Dalriada”). Under the Dalriada License Agreement, Dalriada is to exclusively collaborate with Invyxis to develop products, services and processes with the specific purpose of generating products consisting of new chemical entities. Under the original agreement, Invyxis was obligated to pay Dalriada up to $12.8 million in service fees for research and support services. In May 2023, we executed an amendment to the Dalriada License Agreement, which reduced the amount Invyxis will pay Dalriada in service fees to $7.4 million. In addition, Invyxis will pay Dalriada development milestone payments and low single digit royalty payments based on net product sales. We have the right, but not the obligation, to settle future royalty payments based on net product sales with the our common shares. Invyxis, our wholly-owned subsidiary, and Dalriada will determine the equity settlement based on a price per share determined by both parties.

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

During the years ended December 31, 2024 and 2023, we recorded $0.4 million and $2.0 million, respectively as research and development expense.

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

Acquisitions and Dispositions

We evaluate each of our acquisitions under the accounting framework in ASC 805, Business Combinations, to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, we first perform a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, we further evaluate whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, we conclude that the acquired set is a business. During the year ended December 31, 2024, we completed the acquisition of IGX, that was accounted for as a business combination. Refer to Note 3 in the Notes to the consolidated financial statements within Part II, Item 8 for more information. We account for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions. Our estimates of fair value are based upon assumptions believed to be reasonable, but these assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. During the year ended December 31, 2023, we did not have any acquisitions that were accounted for as business combinations.

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

Interest Rate Sensitivity

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2024, we had cash and cash equivalents of $17.5 million, restricted cash of $10.0 million, and short-term securities of $44.8 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. We purchase treasury bills and money-market funds which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize our exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of December 31, 2024, we had $0.4 million in convertible promissory notes, which was comprised of non-interest-bearing borrowings under the 2018 and 2020 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, an immediate 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of ATAI Life Sciences N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ATAI Life Sciences N.V. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 17, 2025

We have served as the Company's auditor since 2020.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$17,505	$45,034
Securities carried at fair value	44,825	109,223
Short-term restricted cash for other investments	10,000	—
Committed investment funds	—	25,000
Prepaid expenses and other current assets	7,795	5,830
Short-term notes receivable - related party, net	—	505
Total current assets	80,125	185,592
Property and equipment, net	2,535	981
Operating lease right-of-use assets, net	1,334	1,223
Other investments held at fair value	28,887	89,825
Other investments	42,079	1,838
Intangible assets, net	3,246	1,772
Goodwill	331	—
Long-term notes receivable - related party, net	—	97
Convertible notes receivable - related party	—	11,202
Other assets	850	948
Total assets	$159,387	$293,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,616	$4,589
Accrued liabilities	9,847	15,256
Current portion of lease liabilities	477	275
Short-term convertible promissory notes and derivative liability - related party	1,150	—
Short-term convertible promissory notes and derivative liability	1,840	—
Current portion of long-term debt	6,374	—
Other current liabilities	2,647	—
Total current liabilities	24,951	20,120
Contingent consideration liability - related party	110	620
Contingent consideration liabilities	212	1,637
Noncurrent portion of lease liabilities	732	990
Convertible promissory notes and derivative liability - related party	—	164
Convertible promissory notes and derivative liability	—	2,666
Long-term debt, net	14,133	15,047
Other liabilities	2,695	7,918
Total liabilities	$42,833	$49,162
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, €0.10 par value ($0.10 and $0.12 par value at December 31, 2024 and December 31, 2023, respectively); 750,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 167,959,752 and 166,026,396 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	18,785	18,573
Additional paid-in capital	816,185	794,787
Accumulated other comprehensive loss	(18,466)	(19,460)
Accumulated deficit	(700,207)	(550,938)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	116,297	242,962
Noncontrolling interests	257	1,354
Total stockholders’ equity	116,554	244,316
Total liabilities and stockholders’ equity	$159,387	$293,478

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the year ended December 31,
	2024	2023
License revenue	$308	$314
Operating expenses:
Research and development	55,455	62,203
General and administrative	47,544	63,582
Total operating expenses	102,999	125,785
Loss from operations	(102,691)	(125,471)
Other income (expense), net:
Interest income	778	1,847
Interest expense	(3,124)	(2,656)
Benefit from research and development tax credit	525	2,445
Change in fair value of assets and liabilities, net	(48,879)	86,583
Gain on settlement of pre-existing contract	5,567	—
Impairment of other investments	—	(1,011)
Gain on deconsolidation of a variable interest entity, net	—	60
Gain on dissolution of a variable interest entity	1,166	—
Foreign exchange loss, net	(1,263)	(894)
Other income (expense), net	(484)	(189)
Total other income (expense), net	(45,714)	86,185
Net loss before income taxes	(148,405)	(39,286)
Benefit from (provision for) income taxes	356	(1,016)
Losses from investments in equity method investees, net of tax	(2,000)	(3,593)
Net loss	(150,049)	(43,895)
Net loss attributable to noncontrolling interests	(780)	(3,671)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(149,269)	$(40,224)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.93)	$(0.25)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	160,159,983	158,833,785

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the year ended December 31,
	2024	2023
Net loss	$(150,049)	$(43,895)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	994	2,242
Comprehensive loss	$(149,055)	$(41,653)
Net loss attributable to noncontrolling interests	(780)	(3,671)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	32	(1)
Comprehensive loss attributable to noncontrolling interests	(748)	(3,672)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(148,307)	$(37,981)

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Total
					Accumulated		Stockholders’
			Additional	Share	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2022	165,935,914	$18,562	$774,092	$(24)	$(21,702)	$(510,188)	$260,740	$5,026	$265,766
Issuance of shares upon exercise of stock options	74,562	9	172	—	—	—	181	—	181
Settlement of issuance of shares upon exercise of stock options	—	—	—	24	—	—	24	—	24
Issuance of shares upon note conversion	15,920	2	18	—	—	—	20	—	20
Adjustment to additional paid in capital upon consolidation of variable interest entity, net	—	—	(10,809)	—	—	—	(10,809)	—	(10,809)
Adjustment to additional paid in capital upon debt modification	—	—	(1,668)	—	—	—	(1,668)	—	(1,668)
Adjustment to accumulated deficit (pursuant to adoption of ASU 2016-13)	—	—	—	—	—	(526)	(526)	—	(526)
Stock-based compensation expense	—	—	32,982	—	—	—	32,982	—	32,982
Foreign currency translation adjustment, net of tax	—	—	—	—	2,242	—	2,242	(1)	2,241
Net loss	—	—	—	—	—	(40,224)	(40,224)	(3,671)	(43,895)
Balances at December 31, 2023	166,026,396	18,573	794,787	—	(19,460)	(550,938)	242,962	1,354	244,316
Issuance of shares upon exercise of stock options	453,043	49	485	—	—	—	534	—	534
Issuance of shares upon restricted stock units vest	1,480,313	163	(163)	—	—	—	—	—	—
Adjustment to additional paid in capital upon acquiring additional interest in variable interest entity	—	—	(115)	—	—	—	(115)	—	(115)
Adjustment to additional paid in capital upon debt modification	—	—	(3,590)	—	—	—	(3,590)	—	(3,590)
Adjustment to additional paid in capital upon dissolution of variable interest entity	—	—	(709)	—	—	—	(709)	(349)	(1,058)
Stock-based compensation expense	—	—	25,490	—	—	—	25,490	—	25,490
Foreign currency translation adjustment, net of tax	—	—	—	—	994	—	994	32	1,026
Net loss	—	—	—	—	—	(149,269)	(149,269)	(780)	(150,049)
Balances at December 31, 2024	167,959,752	$18,785	$816,185	$—	$(18,466)	$(700,207)	$116,297	$257	$116,554

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(150,049)	$(43,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-term assets	473	319
Noncash lease expense	416	383
Amortization of debt discount	515	371
Stock-based compensation expense	25,490	32,982
Noncash change in the fair value of assets and liabilities, net	51,579	(86,583)
Loss on sale of investment held at fair value	2,075	—
Gain on dissolution of a variable interest entity	(1,166)	—
Gain on settlement of pre-existing contract	(5,567)	—
Impairment of intangible assets	919	—
Gain on deconsolidation of a variable interest entity, net	—	(60)
Impairment of other investments	—	1,011
Unrealized foreign exchange loss, net	1,078	799
Losses from investments in equity method investees, net of tax	2,000	3,593
Other income (expense), net	(1,000)	(507)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,091)	8,663
Accounts payable	(1,872)	2,138
Accrued liabilities and other liabilities	(6,237)	(3,332)
Net cash used in operating activities	(82,437)	(84,118)
Cash flows from investing activities
Proceeds from sale and maturities of securities carried at fair value	65,560	138,983
Proceeds from sale of other investment held at fair value	16,093	—
Cash received in acquisition of IntelGenx Corp.	359	—
Cash paid for securities carried at fair value	—	(160,262)
Cash paid for investments	(15,000)	(25,000)
Cash paid for short-term notes receivable - related party	(5,745)	—
Cash paid for short-term convertible notes receivable and warrant - related party	(2,000)	—
Cash paid for intangible asset	(83)	—
Cash paid for long-term notes receivable - related parties, net	—	(3,500)
Cash paid for convertible notes receivable - related party	—	(2,014)
Cash paid for other investments held at fair value	—	(956)
Proceeds from sale of other investment	—	486
Cash paid for capitalized internal-use software development costs	(6)	(331)
Cash paid out in variable interest entity deconsolidation	—	(443)
Cash paid for property and equipment	(6)	(259)
Net cash provided by (used in) investing activities	59,172	(53,295)
Cash flows from financing activities
Proceeds from debt financing	5,000	—
Proceeds from issuance of shares upon exercise of stock options	535	205
Proceeds from conversion of convertible notes to common stock	—	20
Cash paid for acquisition of noncontrolling interest	—	(8,480)
Financing costs paid	(161)	(100)
Net cash provided by (used in) financing activities	5,374	(8,355)
Effect of foreign exchange rate changes on cash	362	189
Net decrease in cash, cash equivalents and restricted cash	(17,529)	(145,579)
Cash, cash equivalents and restricted cash – beginning of the period	45,034	190,613
Cash, cash equivalents and restricted cash – end of the period	$27,505	$45,034
Supplemental disclosures:
Cash paid for interest	$2,159	$1,923
Cash paid for taxes	$411	$1,475
Supplemental disclosures of noncash investing and financing information:
Discharge of notes receivable	$5,356	$—
Noncash exchange of convertible promissory note modification	$3,586	$1,668
Noncash consideration for acquisition of noncontrolling interest, net	$—	$2,315
Noncash receipt of call option	$—	$(5,062)
Noncash deferred credit	$—	$5,062
Right of use asset obtained in exchange for operating lease liabilities	$—	$1,377
Noncash consideration for variable interest deconsolidation	$115	$—

See accompanying notes to the consolidated financial statements.

ATAI LIFE SCIENCES N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

ATAI Life Sciences N.V. (“atai”, "Company"), headquartered in Berlin, Germany is the parent company of ATAI Life Sciences AG and, along with its subsidiaries, is a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. Founded in 2018, atai emerged from the urgent need for better mental health solutions for patients who are under-served by current treatment options. The Company is advancing a pipeline of interventional psychiatric product candidates designed to address the complex nature of mental health disorders. The Company believes that these investigational compounds have the potential to become fast-acting, durable, and commercially scalable therapies for mental health patients in need of new treatment options.

The Company's research is focused on developing rapid-acting, effective and durable mental health treatments that can deliver large-scale patient impact. The Company is committed to leading a new era of mental health treatment – one that not only offers relief from symptoms, but the possibility of an improved quality of life and lasting change. The Company pursues this in two ways: the Company develops novel product candidates in-house and the Company makes strategic investments in companies developing promising product candidates.

The Company has built a diversified pipeline of drug and discovery development programs, including psychedelic and nonpsychedelic compounds. Psychedelics are emerging as novel therapies for mental health disorders, such as depression and, with growing scientific support, recent regulatory advancements and increasing patient and physician acceptance. There is a growing body of clinical evidence that supports the development of psychedelics, which the Company believes may have potential therapeutic benefits, such as a rapid onset of effect and sustained efficacy after a short-course of administration. The Company believes these programs, which include new molecular entities as well as variants of known compounds with unique pharmacology, have the potential to address unmet needs in mental health disorders.

These programs vary across stage of development, targeted indication and proposed mechanism of action, which the Company believes will improve the commercial potential and risk profile of our pipeline in the aggregate. The Company also prioritizes the development of, and investments in companies who are developing, compounds and compound classes that have shown potential for efficacy and safety in prior clinical trials or observational studies.

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

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2024, the Company had cash and cash equivalents of $17.5 million, restricted cash of $10.0 million, and short-term securities of $44.8 million and its accumulated deficit was $700.2 million. The Company has historically financed its operations through the sale of equity securities, sale of convertible notes, debt financings, and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

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

Reclassifications

Certain reclassifications were made to prior period amounts in the consolidated financial statements and accompanying notes to conform with current year presentation due to the increase in the balances of the Company's intangible assets during the period.

Consolidation

The Company's consolidated financial statements include the accounts of atai and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The Company's reporting currency is the U.S. dollar.

The Company's policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, entities that meet the definition of a variable interest entity (“VIE”) for which atai is the primary beneficiary are consolidated. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity as well as a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Company's consolidated balance sheets and consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in the Company's consolidated statements of operations.

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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of securities carried at fair value, the fair value of other investments held at fair value, the fair value of convertible notes receivable, definite-lived intangible assets, accruals for research and development costs, the fair value of contingent consideration liabilities, the fair value of assets acquired and liabilities assumed in acquisitions, noncontrolling interests recognized in acquisitions, revenue recognition, the valuation of stock-based awards, impairment of long-lived assets, including goodwill, income taxes, including uncertain tax positions, and the valuation allowance of deferred tax assets.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company’s cash is mainly held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. The Company does not believe that it is exposed to any significant credit risk related to these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consisted of cash on deposit and cash held in high-yield savings accounts and money market funds, and at times in excess of federally insured limits.

Investment Securities Portfolio

The Company maintains an investment portfolio, which is comprised of money market funds and U.S. treasury securities as well as corporate notes and bonds and U.S. government agencies in the prior year. The Company classified securities in the investment portfolio as available-for-sale securities. Furthermore, the Company elected the fair value option for the available-for-sale securities in the investment portfolio. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument-by-instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a Change in fair value of assets and liabilities, net on the consolidated statements of operations and the amortized cost of investments approximates their fair value. The Company's securities in the investment portfolio will mature within one year.

Accounts Receivable

The Company's accounts receivable relate to licensing and collaboration agreements, including agreements for product development, licensing, and supply agreements assumed through its acquisition of IntelGenx Corp. ("IGX") in October 2024 as well as for the Company's licensing agreement with Otsuka, and services performed on behalf of non-consolidated VIEs (defined below). These accounts receivable are short-term in nature. The Company estimates expected credit losses over the life of the financial assets as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. For the years ended December 31, 2024 and 2023, the Company recognized its accounts receivable in Other current assets within its consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company had no allowance for credit losses.

Property and Equipment

The Company's property and equipment consists of manufacturing equipment, laboratory and office equipment, furniture and fixtures, and computer equipment and is recorded at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets once the asset has been placed in service. Leasehold improvements are amortized using the straight-line method over the estimated useful life or remaining lease term, whichever is shorter. The Company estimates useful lives by asset class based on the below useful lives:

Asset	Estimated useful lives used
Manufacturing equipment	5 to 20 years
Laboratory and office equipment	5 to 10 years
Furniture and fixtures	7 years
Computer equipment	5 years

Leases

The Company accounts for its leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases ("ASC 842"). At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease right-of-use (ROU) assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. For lease arrangements with an initial term of 12 months or less, the Company does not recognize a lease liability and ROU asset; instead, the Company recognizes the related lease payments as lease expense on a straight-line basis over the lease term.

The Company, through its various subsidiaries, are lessees for several leases designated as operating leases under ASC 842. The Company presents operating leases on the consolidated balance sheets within Operating lease right-of-use assets, net, Current portion of lease liabilities, and Noncurrent portion of lease liabilities. On the consolidated statements of operations, the Company presents amortization of operating leases as lease expense within Research and development expenses or General and administrative based on operating lease use.

Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at the Company's discretion. The Company does not include any of these options within the expected lease term, as it is not reasonably certain it will exercise these options.

Intangible Assets

The Company has definite-lived intangible assets that are amortized on a straight-line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In the Company’s evaluation of the intangible assets, it considers the term of the underlying asset life and potential limitations to its useful life, including any legal, regulatory, contractual, or economic factors.

The Company also owns certain developed and acquired in-process research and development (“IPR&D”) intangible assets. These IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. These IPR&D assets are not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. Acquired IPR&D pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of Research and development expense in the consolidated statements of operations.

The Company presents definite- and indefinite-lived intangible assets on the consolidated balance sheets within Intangible assets, net. On the consolidated statements of operations, the Company presents amortization of definite-lived intangible assets as amortization expense within General and administrative or Research and development based on intangible asset use.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired.

Business Combinations

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

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but these assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

During the measurement period, which may be up to one year from the acquisition date, the Company adjusts the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s consolidated statements of operations.

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets the Company acquires and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The Company determines the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the assets and liabilities are recognized and the results of operations of the acquired business are included in the Company's consolidated financial statements from the effective date of the acquisition. For the year ended December 31, 2024, the Company completed a transaction that was accounted for as a business combination. The Company did not have any acquisitions that were accounted for as business combinations for the year ended December 31, 2023.

If the Company's screen test determines the fair value of gross assets acquired is concentrated into a single identifiable asset, and the Company is the primary beneficiary, the transactions are accounted for under ASC 810, Consolidation, and no goodwill is recognized. Rather, the Company recognizes the identifiable assets acquired (excluding goodwill), the liabilities assumed, and any noncontrolling interests as though the VIE was a business and subject to the guidance on recognition and measurement in a business combination under ASC 805, and recognizes a gain or loss for the difference between (a) the sum of the fair values of consideration paid (including any contingent consideration) and noncontrolling interests, (b) the fair value of the VIE’s identifiable assets and liabilities, and (c) the reported amounts of any previously held interests. Acquisition-related expenses incurred by the Company in asset acquisitions that involve the initial consolidation of a VIE that is not a business, are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. In an asset acquisition, including the initial consolidation of a VIE that is not a business, acquired IPR&D with no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

Variable Interest Entities and Voting Interest Entities

The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either the variable interest model (the “VIE model”) or the voting interest model (the “VOE model”) as prescribed under ASC 810, Consolidation.

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

Other Investments Held at Fair Value

Prior to the Company's acquisition of IGX in October 2024, as permitted under Accounting Standards Codification 825, Financial Instruments ("ASC 825"), the Company elected the fair value option to account for its investment in IntelGenx, which otherwise would have been subject to ASC 323. In accordance with ASC 825, the Company recorded this investment at fair value under the Other investments held at fair value in the Company's consolidated balance sheets and changes in the fair value are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

In January 2024, the Company received Additional Warrants (defined in Note 5) pursuant to the Beckley subscription and shareholders' agreement. The Company determined that the Additional Warrants meet the definition of a derivative instrument under Accounting Standards Codification 815, Derivatives and Hedging, and recorded the additional Warrants under the Other investments held at fair value in the consolidated balance sheets, with subsequent changes in fair value being reflected through the consolidated statements of operations in the Change in fair value of assets and liabilities, net.

As of August 2023, the Company evaluated its ability to continue to exercise significant influence over its investment in Compass and determined that it no longer had significant influence. The Company's COMPASS investment is accounted for at fair value under Accounting Standards Codification 321, Investments-Equity Securities ("ASC 321") and recorded in Other investments held at fair value on the consolidated balance sheets and changes in fair value are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

Other Investments

The Company holds investments in various equity securities that do not have a readily available fair value. The Company records these investments under either the alternative measurement under ASC 321 or as an equity method investment within Other investments on the Company's consolidated balance sheets.

Alternative Measurement

Other investments include ownership rights that either (i) do not provide the Company with control or significant influence, or (ii) do not have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. The Company records such investments under the measurement alternative method pursuant to ASC 321 as these investments do not have readily determinable fair values. Under the measurement alternative method, the Company records the investment at cost less impairment losses, if any, unless it identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, in which case the Company will measure its investments at fair value as of the date that the observable transaction occurred. Such investments are presented as Other Investments on the consolidated balance sheets and any impairment recognized related to these investments are presented as Impairment of other investments, a component of other income (expense), net in the consolidated statements of operations.

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

The Company subsequently adjusts the carrying amount of the investment by the Company’s proportionate share of the net earnings or losses and other comprehensive income or loss of the investee based on the Company’s percentage of common stock or in-substance common stock ownership during the respective reporting period. The Company records its share of the results of equity method investees and any impairment related to equity method investments as earnings or losses from investments in equity method investees, net of tax in the consolidated statements of operations. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if the Company has other investment or other outstanding loans and advances to the investee and would be determined based on the Company’s proportionate share of the respective class of securities

Currently the Company is not obligated to make additional capital contributions for its equity method investments, and therefore only records losses up to the amount of its total investment, inclusive of other investments in and loans to the investee, which are not accounted for as equity method investments. To the extent that the Company’s share of losses of the equity method investee on a cumulative basis exceeds its total investment amount, inclusive of its equity method investment, other investments, and loans, the Company will discontinue equity method loss recognition as the Company does not have guaranteed obligations of the investee nor has the Company otherwise committed to provide further financial support for the investee. The Company will resume recording its share of losses in future periods only after its share of the earnings of the equity method investee equals the Company’s share of losses not recognized during the suspended period. The Company evaluates additional equity method investments made after the suspension of loss recognition to determine whether such investments represent the funding of prior suspended losses of the equity method investee.

Equity method investments are reviewed for indicators of other-than-temporary impairment at each reporting period. Equity method investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Methodologies that the Company may use to estimate the fair value of its equity method investments include, but are not limited to, considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has declined below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of losses from investments in equity method investees, net of tax on the consolidated statements of operations. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee, implied values in recent transactions of investee securities, or other publicly available information that may affect the value of the Company’s investments. The Company presents income/losses from equity investments and any impairment related to equity method investments as Income (losses) from investments in equity method investees, net of tax on the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including goodwill, identifiable intangible assets subject to amortization, and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheets. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss in the statements of operations if the carrying value of the intangible asset exceeds its fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Events that could result in an impairment, or trigger an interim impairment assessment, may include actions by regulatory authorities with respect to the Company or its competitors, new or better products entering the market, changes in market share or market pricing, changes in the economic lives of the assets, changes in the legal framework covering patents, rights or licenses, and other market changes which could have a negative effect on cash flows and which could result in an impairment. For the year ended December 31, 2024, the Company recognized impairment charges for certain indefinite-lived intangible assets. Refer to Note 10 for more information. The Company did not recognize impairment charges for any of their long-lived assets for the year ended December 31, 2023.

The Company evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit exceeds the fair value of the reporting unit, in accordance with Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed in accordance with ASC 350. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value.

Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write‑downs are treated as permanent reductions in the carrying amount of the assets.

Convertible Notes Receivable

Prior to the Company's acquisition of IGX in October 2024, as permitted under ASC 825, Financial Instruments, or ASC 825, the Company elected the fair value option to account for its IntelGenx convertible notes, which otherwise would have been subject to ASC 320. In accordance with ASC 825, the Company recorded this investment at fair value under Convertible notes receivable - related party in the Company's consolidated balance sheets and changes in fair value are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

Notes Receivable

Prior to the Company's acquisition of IGX in October 2024, the Company had certain notes receivable that were carried at cost, which included the principal value of the note receivable, accrued interest and net of any payments received and expected credit losses. Management utilized an undiscounted probability-of-default (“PD”) and loss-given-default (“LGD”) method for estimating credit losses on its assets pool, which was comprised of loans to other companies. Under the PD and LGD method, the expected credit loss percentage (or “loss rate”) is calculated as the probability of default (i.e., the probability the asset will default within the given time frame) multiplied by the loss given default (i.e., the percentage of the asset not expected to be collected because of default).

For the year ended December 31, 2024, the notes receivable balance was zero. For the year ended December 31, 2023, based on the terms of the notes receivable, certain notes receivable were classified as long-term as their payments were due after twelve months from the balance sheet date.

Contingent Consideration Liabilities

The Company may record contingent consideration as part of the cost of acquisitions. Contingent consideration is recognized at fair value as of the date of acquisition and accounted under Contingent consideration liabilities or Contingent consideration liability - related party on the consolidated balance sheets. Contingent considerations are remeasured on a quarterly basis, as appropriate, using a discounted cash-flow valuation technique until fulfillment of the contingency. Changes in the fair value of the contingent consideration are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

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

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability rather than as an asset, consistent with the presentation of debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method.

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

Revenue Recognition

The Company accounts for its revenue in accordance with ASC 606, Revenue Recognition. ASC 606 outlines a five-step process for recognizing revenue from contracts with customers: i) identify the contract with the customer, ii) identify the performance obligations in the contract, (iii) determine the transaction price, iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied or as it is satisfied. Payments received in advance of the Company satisfying performance obligations will be recognized as deferred revenue which is presented within Other current liabilities on the consolidated balance sheets. As noted above, the Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company does recognize revenue through their licenses of intellectual property and manufacturing contracts.

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

As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations; b) the transaction price; c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price; and d) the measure of progress. The Company uses judgment to determine whether milestones or other variable consideration, except for sales-based milestones and royalties on license arrangements, should be included in the transaction price as described further below.

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

The carrying amount reflected in the accompanying consolidated balance sheets for cash and cash equivalents, committed investment funds, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

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

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the years ended December 31, 2024 and 2023, the Company reports a combined basic net loss and diluted loss per share of common stock.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were subsequent events that required disclosure or adjustment in these financial statements. See Note 24 to the Company's Consolidated Financial Statements for a discussion of subsequent events.

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

ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The guidance is effective for all fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The new standard must be adopted on a retrospective basis and early adoption is permitted. The Company adopted this standard for fiscal year 2024, and applied the amendments retrospectively to all prior periods presented in the Company's consolidated financial statements. Refer to Note 23 for more information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard and is currently evaluating this guidance to determine its impact on the Company's consolidated financial statements.

In November 2024, the FASB issued new guidance designed to improve income statement expense disclosures, primarily by requiring new financial statement disclosures in tabular format and disaggregating information about prescribed categories underlying any relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the new standard may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption may have on its disclosures in its consolidated financial statements.

In November 2024, the FASB issued new guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of adoption on the consolidated financial statements.

3. Acquisitions and Dispositions

2024 Acquisitions

IntelGenx Corp.

IntelGenx Technologies Corp. ("IntelGenx") is a novel drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market. In March 2021, IntelGenx and the Company entered into the Strategic Development Agreement and Purchaser Rights Agreement (“PPA”), (described in Note 5). In May 2021, IntelGenx and the Company executed a Securities Purchase Agreement (the “2021 IntelGenx SPA”), (described in Note 5), under which the Company held a 25% voting interest in IntelGenx. Pursuant to the PPA, the Company is entitled to designate a number of directors to the IntelGenx’s board of directors in the same proportion as the shares of common stock held by the Company to the outstanding IntelGenx Common Shares.

The Company and IntelGenx also entered into certain loan agreements and convertible promissory note agreements, including the IntelGenx Term Loan, 2023 Initial Notes, 2023 Subsequent Notes, 2023 Term Loan, and the DIP Loan (as defined and described in Note 6).

In May 2024, IntelGenx announced that its board of directors authorized IntelGenx to bring an application in the Quebec Superior Court to seek protection from creditors under the Companies' Creditors Arrangement Act (“CCAA”) to allow time to review its strategic alternatives. IntelGenx was granted protection pursuant to an initial order ("Initial Order"), which also authorized interim debtor-in-possession financing ("DIP Financing") provided by the Company in order to allow IntelGenx to continue its operations during a restructuring process. Subsequently, IntelGenx obtained approval to implement a sale and investment solicitation process (the "SISP" and the approval, the "SISP Approval Order"). As part of the SISP Approval Order, the Court approved the agreement of a purchase and sale between IntelGenx and the Company, solely for the purpose of constituting the “Stalking Horse Bid" under the SISP. The Stalking Horse Bid established a baseline price and deal structure for the solicitation of superior bids from qualified interested parties.

On September 30, 2024, the Superior Court of Quebec issued an Approval and Vesting Order, sanctioning the transactions contemplated in ATAI’s stalking horse bid, which consisted of the Company acquiring IntelGenx Corp. ("IGX"), the operating company and a subsidiary of IntelGenx Technologies Corp. The acquisition closed on October 2, 2024.

The Company did not exchange any equity or cash in this transaction. Rather, the transaction was structured as a credit bid, which resulted in the Company receiving all issued and outstanding shares of IGX in exchange for the discharge of all senior secured debt payable to the Company by IntelGenx, which included solely the DIP Loan and the IntelGenx Term Loan (described in Note 6). The transaction was further structured to include only the assumption of the assets and liabilities which the Company designated within their Stalking Horse Bid (the “Purchase Transaction”). All remaining unsecured debt payable by IntelGenx, and any remaining assets and liabilities not assumed by the Company in the Purchase Transaction, continue to be held by IntelGenx, and IntelGenx continues to be subject to protections under the CCAA.

The Company continues to hold investments in IntelGenx's common stock, Warrants, and Call Option as well as various notes receivable, as defined and discussed further in Note 5 and Note 6.

The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The purchase consideration transferred at the acquisition date was $5.7 million, which was the fair value of the aforementioned discharged senior secured debt. The Company did not include any cash or equity as part of the consideration transferred.

The allocation of the purchase price is based upon certain preliminary valuations and other analyses. As a result, the purchase price amount for the transaction and the allocation of the preliminary purchase consideration are preliminary estimates, and may be subject to change within the measurement period, but no later than one year after the acquisition date.

The following table sets forth the preliminary allocation of the IGX purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

Amounts recognized at the Acquisition Date
Assets acquired:
Cash	$359
Accounts receivable	46
Prepaid expenses and other current assets	971
Property and Equipment	1,892
Right-of-use assets, net	527
Definite-lived intangible assets	2,625
Other assets	275
Total assets	$6,695
Liabilities assumed:
Accounts payable	$214
Deferred revenue	575
Accrued liabilities	136
Right-of-use liabilities	327
Other current liabilities	59
Total liabilities	$1,311
Total identifiable net assets acquired	5,384
Goodwill	331
Total consideration transferred	$5,715

IGX results from the acquisition date of October 2, 2024 through December 31, 2024, which are included in the consolidated statements of operations, are as follows (in thousands):

Classification in Consolidated Statements of Operations	Acquisition Date through December 31, 2024
Total revenues	$12
Net loss	$(960)

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the years ended December 31, 2024 and 2023, as if the IGX acquisition had occurred on January 1, 2023. This pro forma information does not purport to represent what the Company's actual results would have been if the acquisition had occurred as of January 1, 2023, and is not indicative of what such results would be expected for any future period (in thousands):

	For the year ended December 31,
	2024	2023
Total revenues	$457	$501
Net loss	$(138,803)	$(50,740)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and IGX. The summary pro forma financial information primarily reflects the following pro forma adjustments:

•
Removal of the acquisition-related transaction fees and costs;
•
Removal of any revenue recognized by IGX in connection with services performed for the Company;
•
Removal of IGX’s interest expense and the Company's interest income in connection with certain notes receivable instruments;
•
Derecognition of any fair value adjustments recognized by the Company for their equity and notes receivable instruments;
•
Additional amortization expense from the acquired intangible assets;
•
Additional depreciation of fixed assets; and
•
Additional lease expense on the ROU assets.

2023 Dispositions

Psyber, Inc.

In October 2023, the Company entered into a Framework Agreement with the founders of Psyber, Inc. ("Founders") through which the Company transferred its equity interest in Psyber, Inc. ("Psyber") to the Founders in exchange for certain intellectual property.

As a result of the disposition, the Company ceased having controlling financial interest in Psyber. The Company determined that it was no longer the primary beneficiary, no longer had the power to direct the significant activities of Psyber, and accordingly, deconsolidated Psyber. The Company derecognized all of Psyber's assets and liabilities, with the exception of the retained intellectual property, from its consolidated balance sheets and recognized a loss of $0.3 million, which was reported as Loss on deconsolidation of a variable interest entity, a component of other income (expense), net in the consolidated statements of operations for the year ended December 31, 2023.

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

As a result of the disposition, the Company ceased having controlling financial interest in TryptageniX. The Company determined that it was no longer the primary beneficiary, no longer had the power to direct the significant activities of TryptageniX, and accordingly, deconsolidated TryptageniX. The Company derecognized all of TryptageniX's assets and liabilities from its consolidated balance sheets, and recognized a gain of $0.4 million, which was reported as Gain on deconsolidation of a variable interest entity, a component of other income, net in the consolidated statements of operations for the year ended December 31, 2023.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s consolidated financial statements from the date of acquisition to December 31, 2024.

As of December 31, 2024 and 2023, the Company has accounted for the following consolidated investments as VIEs:

Consolidated Entities	Relationship as of December, 31, 2024	Relationship as of December 31, 2023	Date Control Obtained	Ownership % December 31, 2024	Ownership % December 31, 2023
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%

As of December 31, 2024 and 2023, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

Non-Consolidated VIEs as of December 31, 2024

The following investments no longer meet the requirements to consolidate as VIEs as of December 31, 2024:

Kures, Inc.

Kures Inc. (“Kures”) was a pre-clinical stage biotech company focusing on developing new opioid-based therapeutics for mood disorders and psychiatry or physical pain using mitragynine and tianeptine derivatives. In August 2019, through a series of transactions, the Company acquired a controlling financial interest in Kures through its purchase of Kures' Series A-1 preferred stock. Immediately following the closing of these transactions, the Company's ownership in Kures was approximately 57.1%. Based on the Company's assessment of the transaction at the time of acquisition, the Company concluded that Kures was not a business and accounted for the Company's investment as an initial consolidation of a VIE that is not a business under ASC 810.

In July 2024, the Board of Directors for Kures determined it was in the best interests of the company to wind up operations and dissolve Kures through a Plan of Liquidation and Dissolution ("the Plan"). The Plan consisted of several components, including (i) the dissolution of Kures, (ii) transfer of all outstanding shares of Kures Australia Pty Ltd, a wholly owned subsidiary of Kures, to the Company, and (iii) transfer of all clinical trial data relating to the clinical safety and activity of KUR-101 to the Company.

In October 2024, in connection with the dissolution of Kures, Kures and Columbia mutually agreed to terminate the existing License Agreement (the “Termination Agreement”). Under the Termination Agreement, Kures assigned to Columbia all of Kures’ intellectual property rights that were filed during the term of the License Agreement and agreed that all licenses granted to Kures by Columbia are terminated. In exchange, Kures received consideration through the relief and discharge of an immaterial amount of outstanding payment obligations due to Columbia.

Immediately prior to the transaction the Company's ownership in Kures was approximately 64.5%. The transaction and dissolution closed in November 2024, with the purchase consideration transferred on the acquisition date of $0.1 million. The Company determined the dissolution of Kures in November 2024 meant the Company no longer held a controlling financial interest, and, therefore, accounted for the dissolution as a deconsolidation of a VIE under ASC 810. The Company derecognized all of Kures's assets and liabilities, with the exception of the retained intellectual property from its consolidated balance sheets and recognized a gain of $1.2 million, which was reported as Gain on dissolution of a variable interest entity, a component of other income (expense), net in the consolidated statements of operations for the year ended December 31, 2024. Pursuant to the Plan, the Company recognized $0.1 million of intellectual property from the transaction within Intangible assets, net on the consolidated balance sheets.

As of December 31, 2023, the Company's ownership in Kures was 64.5% and was a consolidated VIE.

PsyProtix, Inc.

On February 3, 2021, PsyProtix, Inc. ("PsyProtix") was created as a joint venture between the Company and Chymia (the “Founders”), with the intent of PsyProtix becoming a newly formed corporate subsidiary of the Company. PsyProtix was created for the purpose of exploring and developing a metabolomics-based precision psychiatry approach. Based on the Company's assessment of the transaction at the time of acquisition, the Company concluded that PsyProtix was not a business and accounted for the Company's investment as an initial consolidation of a VIE that is not a business under ASC 810.

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

In December 2024, PsyProtix entered into an Agreement and Plan of Merger ("Merger Agreement") with atai Therapeutics Inc., a wholly-owned atai subsidiary. Pursuant to the Merger Agreement, all common stock issued and outstanding of PsyProtix was automatically canceled and retired and ceased to exist. Upon the merger, all assets and liabilities were transferred to atai Therapeutics Inc. and the Company recognized no gain or loss from the transaction in its consolidated statements of operations.

As of December 31, 2023, the Company's ownership in PsyProtix was 75% and was a controlled VIE.

Consolidated VIE Balance Sheets

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of December 31, 2024 (in thousands):

	Perception	Recognify
Assets:
Current assets:
Cash	$31	$819
Accounts receivable	261	—
Prepaid expenses and other current assets	88	40
Total current assets	380	859
Total assets	$380	$859
Liabilities:
Current liabilities:
Accounts payable	$276	$221
Accrued liabilities	195	961
Other current liabilities	83	4
Total current liabilities	554	1,186
Total liabilities	$554	$1,186

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

Non-Consolidated VIEs as of December 31, 2023

The following investments no longer met the requirements to consolidate as VIEs as of December 31, 2023:

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

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”). As a result of the Stock Purchase, the Company owned 100% of the outstanding common stock of DemeRx IB. The Stock Purchase consideration included an $8.0 million upfront cash payment, transfer of the Company's ownership in DemeRx, NB, Inc., settlement of a related term loan, and earn-out consideration contingent upon the achievement of certain development milestones directly related to DemeRx’s oral capsule formulation of ibogaine (“DMX-1002”) program. At the execution of the Stock Transfer, the earn-out consideration was recorded as a liability at an estimated fair value of $1.3 million and reflected in Contingent consideration - related parties in the consolidated balance sheets. The Stock Purchase was accounted for as an equity transaction with no gain or loss recognized. The difference between the carrying amount of DemeRx IB's noncontrolling interest and the consideration given for the acquisition of the additional equity interest was recorded as a reduction in Additional paid-in capital in the consolidated balance sheets and consolidated statements of stockholders' equity.

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

In October 2023, InnarisBio and UniQuest entered into an Assignment, Termination and Release Agreement ("ATRA") which resulted in InnarisBio reacquiring UniQuest’s equity interest in exchange for the assignment of intellectual property and the termination of certain license and research agreements. The assigned intellectual property has an approximate fair value of $0.1 million, and the termination of agreements resulted in the extinguishment of a $0.1 million contingent commitment liability. As a result of the ATRA, the Company owned 100% of the outstanding common stock of InnarisBio, and InnarisBio became a wholly owned subsidiary of the Company. The ATRA was accounted for as an equity transaction with no gain or loss recognized. The difference between the carrying amount of InnarisBio's noncontrolling interest and the consideration given for the acquisition of the additional equity interest was recorded as a reduction in Additional paid-in capital in the consolidated balance sheets and consolidated statements of stockholders' equity.

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a rollforward of the noncontrolling interests balance, as follows (in thousands):

	Perception	Kures	Recognify	Total
Balance as of December 31, 2022	$1,731	$451	$2,844	$5,026
Net loss attributable to noncontrolling interests - preferred	(1,302)	(84)	(2,287)	(3,673)
Comprehensive income attributable to noncontrolling interests	(1)	2	—	1
Balance as of December 31, 2023	$428	$369	$557	$1,354
Net loss attributable to noncontrolling interests - preferred	(207)	(16)	(557)	(780)
Adjustment to noncontrolling interests upon dissolution of variable interest entity	—	(349)	—	(349)
Comprehensive loss attributable to noncontrolling interests	35	(3)	—	32
Balance as of December 31, 2024	$256	$—	$—	$257

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”) and Beckley Psytech Limited (collectively “non-consolidated VIEs”) and determined that the investments are not VIEs as of the date of the Company’s initial investment through December 31, 2024. The Company is not the primary beneficiary of the non-consolidated VIEs as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of the non-consolidated VIEs that would require consolidation as of December 31, 2024 and 2023.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 5). As of December 31, 2024, the Company’s maximum exposure for its non-consolidated VIEs was $10.0 million of Short-term restricted cash for the purchase of Beckley Deferred Shares (as defined and described in Note 5).

As of December 31, 2023, the Company’s maximum exposure for its non-consolidated VIE regarding IntelGenx was $6.1 million relating to the carrying values in its Other investments, $0.1 million of Long-term notes receivable – related party, net and $11.2 million of Convertible notes receivable - related party, each as shown in the consolidated balance sheets.

5. Investments

Other investments held at fair value

As of December 31, 2024 and 2023, the carrying values of Other investments held at fair value were as follows (in thousands):

	December 31, 2024	December 31, 2023
COMPASS Pathways plc	$26,104	$83,701
Beckley Psytech Additional Warrants	2,783	—
IntelGenx Technologies Corp.:
2023 Subscription Agreement, as Amended	—	6,124
Total	$28,887	$89,825

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

Following the August 2023 financing, the Company evaluated its ability to continue to exercise significant influence over its investment and determined that it no longer had significant influence and as such will account for its COMPASS investment under ASC 321 at fair value. Any changes in fair value of the Company's investment in COMPASS will be recorded as a Change in fair value of assets and liabilities, net in its audited consolidated statements of operations.

In September 2024, the Company sold 2,660,000 American Depositary shares ("ADS") of COMPASS at a price of $6.05 per ADS in an open market transaction, resulting in net proceeds received of $16.1 million. The Company recognized a non-cash loss of $2.1 million on the sale during the year ended December 31, 2024, which is recorded as a component of Other income (expense), net in its consolidated statements of operations.

Based on quoted market prices, for the years ended December 31, 2024 and 2023, the fair value of the Company’s COMPASS investment was $26.1 million and $83.7 million, respectively. For the years ended December 31, 2024 and 2023, the Company recorded $39.4 million loss and $81.9 million gain related to changes in the fair value of the Company’s investment in Compass within Change in fair value of assets and liabilities, net in its consolidated statements of operations, respectively.

IntelGenx Technologies Corp.

In October 2024, the Company acquired all issued and outstanding shares of IGX (see Note 3). As of December 31, 2024, the Company continues to hold the following equity instruments of IntelGenx, which were all determined to have a carrying value of zero as IntelGenx continues to be party to proceedings under the CCAA.

2021 Securities Purchase Agreement

In May 2021, IntelGenx and the Company executed a Securities Purchase Agreement (the “IntelGenx SPA”) after obtaining IntelGenx shareholder approval, whereby IntelGenx issued shares of its common stock (the "IntelGenx Common Shares") and warrants to the Company at a price of approximately $12.3 million. The carrying amount of the investment was reduced to zero as of December 31, 2021. During the years ended December 31, 2024 and 2023, the Company did not recognize a change in fair value related to its investment in IntelGenx in the consolidated statements of operations. The carrying value of the investment remained at zero as of December 31, 2024 and 2023.

2023 Subscription Agreement, as Amended

In August 2023, IntelGenx and the Company entered into a subscription agreement (the “Subscription Agreement”), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "2023 Initial Units"), with each convertible debenture unit consisting of:

i.
$1,000 principal amount convertible promissory notes (the “2023 Initial Notes”) bearing interest at a rate of 12.0% per annum, payable quarterly in arrears beginning September 30, 2023, with all principal and accrued interest convertible into common shares of IntelGenx, at any time from the date that is six months following their issuance up to and including August 31, 2026 at a conversion price equal to $0.185 per common share; and
ii.
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

The Company qualified for and elected to account for its investment in the convertible debenture units and call option under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the convertible debenture units and call option. The convertible promissory notes are accounted for at fair value under ASC 320 and recorded in Short-term convertible notes receivable - related party in the consolidated balance sheets, as described further in Note 6. The warrants and call option are accounted for pursuant to the fair value option election and recorded in Other investments held at fair value in the consolidated balance sheets.

For the Initial Units, the Company applied a calibrated model and determined that the initial aggregate fair value of its $2.2 million investment was equal to the transaction price and recorded the 2023 Initial Notes at $1.5 million and the 2023 Initial Warrants at $0.7 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the Initial Units as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of December 31, 2024 and 2023, the fair value of the 2023 Initial Warrants was zero and $0.7 million, respectively. For the years ended December 31, 2024 and 2023, the Company recognized a $0.7 million loss and an immaterial change in Change in fair value of assets and liabilities, net relating to the 2023 Initial Warrants in its consolidated statements of operations, respectively.

In November 2023, upon shareholder approval, the Company paid $750,000 for the 2023 Subsequent Units. The Company applied a calibrated model and determined that the initial aggregate fair value of its $0.8 million investment was equal to the transaction price and recorded the 2023 Subsequent Notes at $0.6 million and the 2023 Subsequent Warrants at $0.2 million on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations. The Company will recognize subsequent changes in fair value of the Subsequent Units as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. As of December 31, 2024 and 2023, the fair value of the 2023 Subsequent Warrants was zero and $0.2 million, respectively. For the years ended December 31, 2024 and 2023, the Company recognized a $0.2 million loss and an immaterial change in Change in fair value of assets and liabilities, net relating to the 2023 Subsequent Warrants in its consolidated statements of operations, respectively.

In November 2023, upon shareholder approval, the Call Option had an estimated fair value of $5.1 million and is recorded in Other investments held at fair value in the consolidated balance sheets. As of December 31, 2024 and 2023, the fair value of the Call Option was zero and $5.2 million, respectively. For the years ended December 31, 2024 and 2023, the Company recognized a $5.2 million loss and a $0.1 million gain in Change in fair value of assets and liabilities, net relating to the Call Option in its consolidated statements of operations, respectively.

The Call Option is additional value conveyed to the Company relating to its investment in and Strategic Development Agreement with IntelGenx. Accordingly, the Company recognized a $5.1 million deferred credit, included in Other liabilities in the consolidated balance sheets as of December 31, 2023. The Company accounted for the deferred credit as a reduction of research and development expense in its consolidated statements of operations until the credit is exhausted or until the Company is no longer receiving goods or services from IntelGenx. Pursuant to the acquisition of IGX as described in Note 3, the Company has determined that it is no longer a customer of IntelGenx, as IGX has become a wholly-owned subsidiary as of October 2024. As such, the Company released the $5.1 million deferred credit and recognized a $5.1 million gain, which is included in Gain on settlement of pre-existing contract in the consolidated statements of operations.

2024 Term Loan Warrants

In March 2024, the Company and IntelGenx entered into a third amendment to the amended and restated loan agreement (the "Third Amendment"), as further described in Note 6 below. In connection with the Third Amendment, the Company received warrants to purchase up to 4.0 million shares of IntelGenx Common Shares at an exercise price of $0.17, subject to certain adjustments and beneficial ownership limitations ("2024 Warrants"). The Company recorded the 2024 Warrants fair value of $0.4 million in Other investments held at fair value in the consolidated balance sheets, with a corresponding deferred vendor credit included in Other liabilities in the consolidated balance sheets. As of December 31, 2024, the 2024 Warrants have a fair value of zero. For the year ended December 31, 2024, the Company recorded a $0.4 million loss in Change in fair value of assets and liabilities, net for the change in fair value of the 2024 Warrants. Pursuant to the acquisition of IGX as described in Note 3, the Company has determined that it is no longer a customer of IntelGenx, as IGX has become a wholly-owned subsidiary as of October 2024. As such, the Company released the $0.4 million deferred credit and recognized a $0.4 million gain, which is included in Gain on settlement of pre-existing contract in the consolidated statements of operations.

Strategic Development Agreement

Prior to the Company's acquisition of IGX in October 2024 and pursuant to the Strategic Development Agreement, the Company engaged IntelGenx to conduct research and development projects (“Development Project”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company could select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the years ended December 31, 2024 and 2023, research and development expense relating to the Strategic Development Agreement were $0.6 million and $0.7 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement.

Other investments

The Company’s investments in the preferred stock of Beckley Psytech Limited, GABA, defined below, and Innoplexus are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to the common stock.

During the years ended December 31, 2024 and 2023, the Company evaluated all of its other investments to determine if certain events or changes in circumstance had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

During the years ended December 31, 2024 and 2023 there were no observable changes in price recorded related to the Company’s Other Investments.

As of December 31, 2024 and 2023, the carrying values of Other investments, which consisted of investments in the investee’s preferred stock and common stock not in the scope of ASC 323, were as follows (in thousands):

	December 31, 2024	December 31, 2023
Beckley Psytech Limited	$42,079	$—
GABA Therapeutics, Inc.	—	1,838
Innoplexus AG	—	—
Total	$42,079	$1,838

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

Subscription and shareholders' agreement

On January 3, 2024, the Company entered into a subscription and shareholders' agreement with Beckley Psytech and certain other shareholders as identified in the agreement (the "SSA"). Pursuant to the terms of the SSA, the Company (a) has the right to acquire 24,096,385 newly issued series C preferred shares, par value £0.0001 per share, of Beckley Psytech (the “Series C Shares”) for a total purchase price of $40.0 million (the “Primary Investment”); and (b) undertakes to enter into a Share Purchase Deed (the “Secondary Sale SPA”) within 10 business days, pursuant to which the Company will acquire a total of 11,153,246 shares of Beckley Psytech from certain existing shareholders of Beckley Psytech (the “Secondary Sale” and together with the Primary Investment, the “Investment”), all of which will be re-designated into Series C Shares immediately prior to completion of the Secondary Sale, for a total purchase price of $10.0 million. The Primary Investment is comprised of $25.0 million to be paid upon the closing of the SSA and an additional $15.0 million to be deposited under an Escrow Agreement (as defined below).

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

Initial Subscription

On January 3, 2024, the Company made the initial payment of $25 million for 15,060,241 Series C Shares at a subscription share price of $1.66 (“Initial Shares”) and delivered the executed deferred payment escrow agreement ("Escrow Agreement") to Beckley Psytech which was a condition for the closing or completion of the transaction (“Initial Subscription”).

Deferred Shares

On January 5, 2024, subject to the terms of the Escrow Agreement, the Company deposited $15.0 million into an escrow account. Prior to April 1, 2025, Beckley Psytech may, at its sole discretion, draw down up to $5.0 million from the escrow account, with the remaining balance to be paid to Beckley Psytech on April 1, 2025. Beckley shall credit as fully-paid such corresponding number of Series C Shares as corresponds with the value of each draw-down. The total number of deferred payment shares ("Deferred Shares") is 9,036,144 with a share price of $1.66.

Secondary Sale

On January 18, 2024, the Company and Beckley Psytech entered into the Secondary Sale SPA pursuant to which the Company agreed to purchase 11,153,246, £0.0001 par value, re-designated Series C shares (the “Secondary Sale Shares”) at a price of $0.8966 from the existing shareholders for an aggregate consideration of $10.0 million. On January 18, 2024, the Secondary Sale Shares were acquired by the Company.

Upon closing of the Initial Subscription, executed Escrow Agreement, and Secondary Sale Shares, the Company recognized a fair value of $35.3 million in Other Investments in the consolidated balance sheets related to the Initial Shares, Secondary Shares, and Series C Warrants and a fair value of $2.6 million in Other investments held at fair value related to the Additional Warrants.

The Company qualified for and elected to account for the investment acquired per the SSA using the measurement alternative under ASC 321, and is included in Other Investments in the consolidated balance sheets. The Company applied a calibrated model for the $35.3 million investment, to account for the Initial Shares, option to purchase the Deferred Shares, Secondary Shares, and Series C Warrants, on a relative fair value basis resulting in no initial gain or loss recognized in the consolidated statements of operations.

Pursuant to the Escrow Agreement, the Company recognized the fair value of the Deferred Shares as additional consideration for its investment in Beckley as the fair value of the Deferred Shares is less than the purchase price of $1.66 per share. The Company recognized a $2.9 million liability for the Deferred Shares recorded within Other current liabilities in its consolidated balance sheets. Upon Beckley drawing on the Escrow Agreement, the Company will reduce its liability related to the Deferred Shares and recognize gain or loss based on the fair value of the Series C shares as Other income (expense), net in the consolidated statements of operations.

Escrow Agreement Draw

In October 2024, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew $5.0 million from the escrow account and the Company was credited 3,012,048 Series C shares. The Company determined that the fair value of the shares received was $5.3 million, which is recorded as Other investments in the consolidated balance sheets. The Company recognized a gain of $1.3 million related to the investment for the year ended December 31, 2024, which is recognized as Other income (expense), net in the consolidated statements of operations. The Company reflects the remaining $10.0 million held in escrow in Short-term restricted cash for other investments within the consolidated balance sheets as of December 31, 2024. The Company reflects the remaining $1.9 million liability related to the Deferred Shares in Other current liabilities within the consolidated balance sheets as of December 31, 2024.

Additional Warrants

The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the $2.6 million fair value at the transaction date in Other investments held at fair value in the consolidated balance sheets, with subsequent changes in fair value being reflected through the consolidated statements of operations in the Change in fair value of assets and liabilities, net.

In May 2024, Beckley Psytech issued equity pursuant to the deferred equity arrangement, and, per the SSA, the Company received 4,393,400 warrants. The Company determined that once received the Additional Warrants will no longer meet the definition of a derivative instrument under ASC 815. The Company qualified for and elected to account for the warrants under ASC 321, and recorded the warrants received in Other Investments in the consolidated balance sheets. At the time of receipt, the warrants had a fair value of $1.5 million.

As of December 31, 2024, the remaining Additional Warrants had a fair value of $2.8 million recorded in Other investments held at fair value in the consolidated balance sheets. For the year ended December 31, 2024, the Company recorded a $1.7 million gain in the Change in fair value of assets and liabilities, net in its consolidated statements of operations.

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

The carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of December 31, 2024.

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

In May 2021, GABA and the Company entered into an Amendment to Preferred Stock Purchase Agreement (the "Amended GABA PSPA”) under which the GABA PSPA was amended and shares of its Series A preferred stock were issued to the Company at a price of approximately $0.6 million. Pursuant to the Amended GABA PSPA, the Company is obligated to purchase additional shares of Series A preferred stock from GABA for up to $1.5 million with the same price per share as its initial investment upon the achievement of specified contingent clinical development milestones. In September 2022, pursuant to the Amended PSPA, GABA issued additional shares of its

Series A preferred stock to the Company at a price of approximately $0.6 million based on the achievement of certain development milestones. As of December 31, 2024, the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones.

In accordance with the Amended GABA PSPA, the Company also has the option to purchase the aforementioned additional shares of Series A preferred stock at any time prior to the achievement of any milestone at the same price per share as its initial investment.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. As of December 31, 2024 and 2023, the investment in GABA’s preferred stock is zero and $1.8 million, and is recorded in Other investments in the consolidated balance sheets. During the year ended December 31, 2024 and 2023, the Company recognized its proportionate share of GABA’s net loss of $2.0 million and $3.6 million, respectively, as Losses from investments in equity method investees, net of tax on the consolidated statements of operations.

Innoplexus AG

Innoplexus AG is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018, which consisted of common stock and preferred stock.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.2 million as of December 31, 2024 and 2023, which is included in Other liabilities in the Company’s consolidated balance sheets. The Company will continue to account for its investment in Innoplexus’ common stock under the equity method of accounting and its investment in Innoplexus’ preferred shares under the measurement alternative.

In addition, the Innoplexus SPA also provides the rights for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis for the years ended December 31, 2024 and 2023.

The carrying value of the Company’s investment in Innoplexus was zero as of December 31, 2024 and December 31, 2023.

The Company's ownership of Innoplexus common stock was 35.0% as of December 31, 2024 and December 31, 2023.

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

Juvenescence Limited

During the year ended December 31, 2023, the Company divested its investment in Juvenescence Limited ("Juvenescence") and recognized a $0.1 million gain on the transaction reflected in Other income (expense), net on the consolidated statements of operations. Prior to the divestment of Juvenescence, the Company’s investment was in common stock, however, it was not able to exercise significant influence over the operating and financial decisions of Juvenescence.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	December 31, 2024	December 31, 2023
	GABA	GABA
Current assets	$112	$1,720
Total assets	$112	$1,720

Current liabilities	$2,805	$1,546
Total liabilities	$2,805	$1,546

Statements of Operations

	For the year ended December 31, 2024	For the year ended December 31, 2023	Nine Months Ended September 30, 2023
	GABA	GABA	COMPASS (1)
Loss from continuing operations	$(3,227)	$(3,593)	$(98,514)
Net loss	$(3,227)	$(3,593)	$(85,932)

(i) As of August 18, 2023, the Company determined that it no longer had significant influence. At this remeasurement date, the Company qualified for and elected to account for its investment in COMPASS under the fair value option. Summarized financial information is as of and for the nine month period ending September 30, 2023 as this information is not readily available as of August 18, 2023 and the Company has no practical way to estimate otherwise.

6. Notes Receivable

IntelGenx Technologies Corp.

Prior to the Company's acquisition of IGX in October 2024, the Company had outstanding loan agreements and convertible notes with IntelGenx, as described below. The Company discharged its secured debt it held with IntelGenx in consideration for IGX, which included the DIP Loan and the IntelGenx Term Loan. The Company continues to hold the 2023 Initial Notes, the 2023 Subsequent notes, and the IntelGenx 2023 Term Loan Note with IntelGenx, which continues to be subject to protections under the CCAA. The Company determined that the fair value of the 2023 Initial Notes, the 2023 Subsequent notes, and the IntelGenx 2023 Term Loan Note with IntelGenx is zero as of December 31, 2024.

IntelGenx Term Loan, as amended

In March 2021, the Company and IntelGenx entered into a loan agreement (the "Original Loan Agreement") under which the Company provided a loan to IntelGenx for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. In September 2021, the Company entered into an amended and restated loan agreement which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million. The additional $6.0 million loan amount was funded via two separate $3.0 million tranches. The first $3.0 million tranche was funded in January 2022 and the second $3.0 million tranche was funded in January 2023. The loan bears an annualized interest rate of 8% and such interest is accrued daily. The Company recorded this loan at cost in Long-term notes receivable - related parties, net on the consolidated balance sheets.

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

In November 2023, upon shareholder approval, the Conversion Feature was effective. The Company evaluated this modification subject to accounting guidance in ASU 2022-02, Financial Instruments - Credit Losses and determined the Conversion Feature is considered the addition of a substantive conversion option and the modification is more than minor. Therefore, the Second Amendment should be treated as an extinguishment of the existing loan and the issuance of a new convertible debt instrument. The IntelGenx Term Loan, as amended, meets the definition of a security and will be accounted for under ASC 320. Pursuant to the remeasurement event, the Company is eligible and has elected the fair value option to account for its investment in the IntelGenx Term Loan. The Company believes that the fair value option better reflects the underlying economics of the loan. The Company recorded the new convertible debt instrument at its fair value of $9.2 million in Convertible notes receivable - related party on the consolidated balance sheets. The existing carrying value of the extinguished loan was $9.3 million ($8.5 million of principal and $1.2 million of accrued interest, net of $0.4 million allowance for credit losses). The difference of $0.1 million was recorded as an extinguishment loss and included in Change in fair value of assets and liabilities, net in the consolidated statements of operations. The IntelGenx Term Loan was subsequently remeasured at each reporting date until settled or converted. The Company recognized subsequent changes in fair value of the IntelGenx Term Loan in Change in fair value of assets and liabilities, net, a component of other income (expense), net in its consolidated statements of operations.

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

i.
any portion of the outstanding and unpaid principal under the Initial Tranches and/or the Tranche 1 Additional Term Loan into conversion shares (the “Conversion Shares”) at a conversion price per share of $0.185 (the “Initial Conversion Price”);
ii.
any accrued interest under the Initial Tranches into Conversion Shares at the Initial Conversion Price;
iii.
any portion of the outstanding and unpaid principal under the Tranche 2 Additional Term Loan into Conversion Shares at a conversion price per share equal to the greater of: (1) the Initial Conversion Price; and (2) the 5-day volume-weighted average price (the “5-day VWAP”) of the Shares, less the maximum permitted discount under the applicable rules of the Stock Exchange, ending on the date immediately prior to the advancement of the Tranche 2 Additional Term Loan (the “Tranche 2 Conversion Price”); and
iv.
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

In connection with the Third Amendment, the Company received warrants to purchase up to 4.0 million shares of IntelGenx Common Shares at an exercise price of $0.17, subject to certain adjustments and beneficial ownership limitations, which were recorded at fair value of $0.4 million in Other investments held at fair value in the consolidated balance sheets, with a corresponding deferred vendor credit included in Other liabilities in the consolidated balance sheets. See Note 5 above for further discussion.

As a result of the Third Amendment, the Company recorded the Tranche 1 Additional Term Loan principal of $1.0 million in Convertible notes receivable – related party on the consolidated balance sheets.

In May 2024, the Company paid the Tranche 2 Additional Term Loan and recorded the principal of $1.0 million in Convertible notes receivable – related party on the consolidated balance sheets.

Immediately prior to the Company's acquisition of IGX in October 2024, the Company estimated that the fair value of the underlying collateral of the secured debt was less than the principal and interest of the DIP Loan (as defined below). As the DIP Loan is senior secured, the Company determined that the fair value of the IntelGenx Term Loan was zero and IntelGenx Term Loan was subsequently discharged on the acquisition date. As of December 31, 2023, the $8.6 million fair value of the amended IntelGenx Term Loan was recorded in Convertible notes receivable – related party on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized a loss of $10.9 million and $0.3 million, respectively, in Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations for the reduction in fair value of IntelGenx Term Loan.

For the years ended December 31, 2024 and 2023, the Company recognized zero and $0.6 million of interest income, respectively, associated with the IntelGenx Term Loan.

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

The Company has estimated the fair value of various notes receivables with IntelGenx based on the fair value of the underlying collateral of the secured debt. As the 2023 Initial Notes and 2023 Subsequent Notes are not secured by underlying collateral, the Company has determined the fair value of the 2023 Initial Notes and 2023 Subsequent Notes are zero, respectively as of December 31, 2024. As of December 31, 2023, the fair value of the 2023 Initial Notes and 2023 Subsequent Notes was $1.8 million and $0.5 million, respectively, and recorded in Convertible notes receivable - related party in the consolidated balance sheets.

For the years ended December 31, 2024 and 2023, the Company recognized losses of $1.8 million and $0.3 million within Change in fair value of assets and liabilities, net relating to the 2023 Initial Notes, respectively, in its consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company recognized losses of $0.5 million and an immaterial amount within Change in fair value of assets and liabilities, net relating to the 2023 Subsequent Notes, respectively, in its consolidated statements of operations.

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

The Company qualified for and elected to account for the 2023 Term Loan Note under the fair value option. The Company believes that the fair value option better reflects the underlying economics of the 2023 Term Loan Note. The IntelGenx 2023 Term Loan Note is accounted for at fair value under ASC 825 and recorded in Short-term notes receivable - related party, net in the consolidated balance sheets. The Company will recognize unpaid interest and subsequent changes in fair value of the IntelGenx 2023 Term Loan Note as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

The Company has estimated the fair value of various notes receivables with IntelGenx based on the fair value of the underlying collateral of the secured debt. As the 2023 Term Loan Note is not secured by underlying collateral, the Company has determined the fair value of the 2023 Term Loan Note is zero as of December 31, 2024. As of December 31, 2023, the 2023 Term Loan Note had a fair value of $0.5 million and recorded in Short-term notes receivable - related party, net.

For the years ended December 31, 2024 and 2023, the Company recognized a $0.5 million loss and an immaterial loss, respectively, in Change in fair value of assets and liabilities, net relating to the IntelGenx 2023 Term Loan Note in its consolidated statements of operations.

Debtor-in-Possession Loan

In May 2024, pursuant to the Initial Order authorizing the DIP Financing, the Company and IntelGenx entered into a senior secured super-priority, interim, non-revolving multiple draw credit facility ("DIP Loan") up to a maximum of CDN $8.0 million. The DIP Loan bears an annualized interest rate equal to the National Bank of Canada prime rate. The outstanding principal and interest of the DIP Loan is due and payable on the earlier of (i) September 30, 2024, (ii) the termination of the stay period in the CCAA proceedings, (iii) the CCAA proceedings are converted into a bankruptcy or receivership, (iv) implementation of a restructuring plan or sale of the IntelGenx business during the CCAA proceedings, or (v) an event of default as defined in the DIP Loan agreement.

The Company qualified for and elected to account for the DIP Loan under the fair value option. The Company believed that the fair value option better reflects the underlying economics of the DIP Loan. The DIP Loan was accounted for at fair value under ASC 825 and recorded in Short term notes receivable - related party, net in the consolidated balance sheets. The Company recognized unpaid interest and subsequent changes in fair value of the DIP Loan Note as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. Prior to the Company's acquisition of IGX in October 2024, IntelGenx drew CDN $7.8 million (USD $5.7 million) pursuant to the DIP Loan.

Immediately prior to the Company's acquisition of IGX, the Company estimated the fair value of the DIP Loan to be based on the fair value of the underlying collateral of IntelGenx's secured debt and the relative seniority of the debt. The fair value of the DIP Loan immediately prior to the IGX acquisition was $5.7 million, and the DIP Loan was subsequently discharged as of the acquisition date. For the year ended December 31, 2024, the Company recognized an immaterial change in Change in fair value of assets and liabilities, net relating to the DIP Loan in its consolidated statements of operations.

Subsequent DIP Loan Commitment

Upon entering into the DIP Loan in May 2024, the Company was obligated to fund IntelGenx up to CDN $8.0 million. Accordingly, the Company recognized a liability and related expense of $0.7 million for the remaining committed and unpaid balance of the DIP Loan as of June 30, 2024 ("Subsequent DIP Loan Commitment"). The Subsequent DIP Loan Commitment was accounted for at fair value under ASC 825 and was recognized within Other current liabilities in the consolidated balance sheets, with the related expense recognized as Other income (expense), net in the consolidated statements of operations. As the Company made further payments pursuant to the DIP Loan, it recognized a reduction in the Subsequent DIP Loan Commitment liability and recognized a related gain within Other income (expense), net, in the consolidated statements of operations. Accordingly, the Company recognized a related gain of $0.5 million during the three months ended September 30, 2024 and an additional gain of $0.2 million during the three months ended December 31, 2024, all recorded within Other income (expense), net the consolidated statements of operations.

Immediately prior to the Company's acquisition of IGX, the fair value of the Subsequent DIP Loan Commitment was zero as the DIP Loan was discharged in consideration for the acquisition of IGX, resulting in no remaining future committed payments.

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

For the years ended December 31, 2024, and 2023, the Company did not earn any interest income associated with the DemeRx Note.

7. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,196	$—	$—	$6,196
Investment in securities at fair value:
U.S. treasuries	—	44,825	—	44,825
Other investments held at fair value	26,104	—	2,783	28,887
	$32,300	$44,825	$2,783	$79,908
Liabilities:
Contingent consideration liability - related party	$—	$—	$110	$110
Contingent consideration liabilities	—	—	212	212
Convertible promissory note conversion option - related party	—	—	995	995
Convertible promissory note conversion option	—	—	1,616	1,616
	$—	$—	$2,934	$2,934

	Fair Value Measurements as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56	$—	$—	$56
Investment in securities at fair value:
U.S. treasuries	—	67,119	—	67,119
Corporate notes/bonds	—	5,007	—	5,007
U.S. government agencies	—	37,097	—	37,097
Other investments held at fair value	83,701	—	6,124	89,825
Convertible notes receivable - related party	—	—	11,202	11,202
	$83,757	$109,223	$17,326	$210,306
Liabilities:
Contingent consideration liability - related party	$—	$—	$620	$620
Contingent consideration liabilities	—	—	1,637	1,637
2018 convertible promissory note conversion option	—	—	2,385	2,385
	$—	$—	$4,643	$4,643

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

For the year-ended December 31, 2024 and 2023, the Company recognized a $3.8 million and $5.5 million gain related to the change in fair value in its available for sale securities recorded as a Change in fair value of assets and liabilities, net in its consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

As described in Note 5 above, pursuant to the August 2023 financing, the Company determined that it no longer had significant influence and accounted for its COMPASS investment at fair value under ASC 321 with any changes in fair value recorded as a Change in fair value of assets and liabilities, net in its consolidated statements of operations. The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value. For the years ended December 31, 2024 and 2023, the Company recognized a $39.4 million loss and a $81.9 million gain within Change in fair value of assets and liabilities, net, respectively.

Beckley Psytech

As described in Note 5, the Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the consolidated statements of operations in the Change in fair value of assets and liabilities, net. The Additional Warrants have a fair value of $2.8 million as of December 31, 2024.

The significant unobservable inputs that are included in the valuation of the Additional Warrants as of December 31, 2024 are (i) probability of issuances under the deferred equity arrangement of 55%-80%, and (ii) volatility of 95%.

IntelGenx Technologies Corp.

As described in Note 5, prior to the completion of the Company's acquisition of IGX in October 2024, the Company's investment in IntelGenx included common shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, (the 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants are collectively referred to as the “Warrants”), and Call Option. The Company determined that the Warrants and the Call Option did not meet the definition of a derivative instrument under ASC 815. The Company classified the common shares as Level 2 assets and the Warrants and the Call Option as Level 3 assets in the fair value hierarchy. The Warrants and Call Option were measured at fair value on a quarterly basis and any changes in the fair value were recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

Considering the aforementioned facts and circumstances in Note 3 and Note 5, the Company estimated a zero fair value to be attributable to the Warrants and the Call Option as of December 31, 2024.

As of December 31, 2023, the Warrants and Call Option were recorded at fair value utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model was based on the estimated market value of the underlying IntelGenx Common Shares at the valuation measurement date, the remaining contractual term of the Warrants and Call Option, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying IntelGenx Common Shares. The expected volatility was based on a peer group volatility which is a Level 3 input within the fair value hierarchy. As of December 31, 2023, the fair value of the 2023 Initial Warrants, the 2023 Subsequent Warrants and Call Option was $0.7 million, $0.2 million and $5.2 million, respectively, and was recorded in Other investments held at fair value in the consolidated balance sheets.

The significant unobservable inputs that were included in the valuation of the Initial Warrants, 2023 Initial Warrants, 2023 Subsequent Warrants and Call Option as of December 31, 2023 were (i) estimated market value of the underlying common stock of $0.13, including discount for lack of marketability and (ii) volatility of 100%.

An additional significant unobservable input that was included in the valuation of the Call Option as of December 31, 2023 was discount rate of 45.9% based on an assessment of IntelGenx credit risk and market yields of companies with similar credit risk.

IntelGenx notes receivable

As described in Note 6, prior to October 2024, the Company's notes receivable with IntelGenx included the IntelGenx Term Loan, the 2023 Initial Notes, the 2023 Subsequent Notes, the DIP Loan, and the 2023 Term Loan Note. The fair value of these instruments were estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

For the year ended December 31, 2023, the fair value of the 2023 Initial Notes and the 2023 Subsequent Notes were estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of IntelGenx was modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the 2023 Initial Notes and the 2023 Subsequent Notes were calculated based on the contractual terms (incorporating any optimal early exercise), and then discounted at the term-matched risk-free rate. Finally, the value of the 2023 Initial Notes and the 2023 Subsequent Notes were calculated as the probability-weighted present value over all future modeled payoffs. Additionally, the fair value of the 2023 Term Loan Note was estimated as the present value of the debt cash-flows plus the fair value of the Conversion Feature. The Conversion Feature fair value was estimated utilizing the Black-Scholes option pricing model. The Black Scholes option pricing model was based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the Conversion Feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility was based on a peer group volatility which is a Level 3 input within the fair value hierarchy.

As described in Note 3 above, the Company served as a Stalking Horse for IntelGenx as they sought protection from creditors under the CCAA. The Company's bid was to acquire certain assets and liabilities of IntelGenx in exchange for the discharge of all senior secured debt payable by IntelGenx, which included the DIP Loan and the IntelGenx Term Loan. The underlying collateral of such senior secured debt was determined to be the net assets and liabilities of IGX as acquired by the Company and as included in the Company's Stalking Horse proposal. Accordingly, the Company has estimated the fair value of the underlying collateral, which included the fair value of the acquired intangible assets, based on a probability adjusted forecasted revenue and expenses and a discount rate of 12.5%. The Company adjusted the fair value of the DIP Loan to agree to this determined fair value of the net assets and liabilities acquired. As of the Company's acquisition date of IGX in October 2024, the fair value of the DIP Loan was $5.7 million and the fair value of the IntelGenx Term Loan was zero.

Considering relevant facts and circumstances, the Company estimated the fair value attributable to the various notes receivables with IntelGenx based on the remaining fair value of the underlying collateral. As the 2023 Initial Notes, 2023 Subsequent Notes, and the 2023 Term Loan Note (collectively the "IntelGenx Unsecured Debt") were not secured by the underlying collateral, the Company determined the fair value of IntelGenx Unsecured Debt to be zero as of December 31, 2024.

IntelGenx Subsequent DIP Loan Commitment

As described in Note 6, there are no additional commitments under the DIP Loan as of the IGX acquisition date in October 2024. Accordingly, the fair value of the Subsequent DIP Loan Commitment was reduced to zero as of the acquisition date and remained zero as of December 31, 2024.

Contingent consideration liability - related party

The contingent consideration liability - related party in the table above relates to milestone and royalty payments in connection with the acquisition of Perception Neuroscience Holdings, Inc. (“Perception”). The fair value of the contingent consideration liability - related party was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
market-based discount rates,
•
the probability and timing of achieving the specified milestones and royalties as of each valuation date,
•
the probability of executing the license agreement, and
•
the expected first year of revenue.

Perception

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of December 31, 2024 and 2023, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.1 million and $0.6 million as of December 31, 2024 and 2023, respectively.

The fair value of the Perception contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		December 31, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.6%	13.5%
	Probability of the milestone	5.0%	28.0%
Discounted cash flow with Scenario-Based Method	Royalty contingent consideration:
	Discount rate for royalties	3.8% - 4.3%	13.0% - 14.2%
	Discount rate for royalties on milestones	3.8% - 4.3%	13.0% - 14.2%
	Probability of success rate	5.0%	13.4% - 28.0%

Contingent Consideration Liabilities

The contingent consideration liabilities in the fair value table above relates to milestone payments in connection with the acquisition of DemeRx IB, Inc. ("DemeRx"), and TryptageniX. The fair value of the contingent consideration liabilities were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
market-based discount rates, and
•
the probability and timing of achieving the specified milestones as of each valuation date

DemeRx

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”), in exchange for consideration that included, among other items, earn-out consideration of up to an additional $8.0 million payable to DemeRx, Inc. contingent upon the achievement of certain development milestones directly related to DemeRx’s oral capsule formulation of ibogaine (“DMX-1002”) program. The earn-out consideration was recorded at fair value in contingent consideration as a liability under ASC 480 and the fair value is adjusted each quarter and reflected in other income and expense in the statements of operations.

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of December 31, 2024 , used inputs that were unobservable inputs with the most significant being the discount rates clinical milestones and probability of success, which represent Level 3 measurements within the fair value hierarchy.

For the years ended December 31, 2024 and 2023, the fair value of the contingent milestone for DemeRx was estimated to be $0.2 million and $1.4 million, respectively.

The fair value of the DemeRx contingent consideration liability - related parties was calculated using the following significant unobservable inputs:

		December 31, 2024	December 31, 2023

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.7%-11.8%	13.9%
	Probability of the milestone	4.0% - 5.0%	20.0% - 25.0%

TryptageniX

The fair value of the contingent liability for TryptageniX was estimated to be an immaterial amount and $0.2 million as of December 31, 2024 and 2023, respectively. The contingent liability is comprised of research and development milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Convertible Promissory Note

As described in Note 13, in December 2023 and April 2024, the Company entered into subscription agreements with each of a noteholder and a related party noteholder, respectively (together the "Subscription Agreements") whereby each of the noteholder and the related party noteholder exchanged their ATAI Life Sciences AG notes (the "Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. (the "New NV Notes"). The exchange resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Short-term convertible promissory notes and derivative liability and Short-term convertible promissory notes and derivative liability - related party, respectively, in the consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company recognized a loss of $3.4 million and $0.7 million, respectively, as a result of the change in fair value of the New NV Notes.

The conversion option fair value was estimated utilizing the Black-Scholes option pricing model and is classified as Level 3 in the fair value hierarchy based on the nature of the inputs and valuation techniques. The Black-Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the conversion feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is based upon the historical volatility of daily lognormal returns on atai shares.

A significant input that is included in the valuation of the conversion feature as of December 31, 2024 and December 31, 2023 is volatility of 75.0% and 78.6%, respectively.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Beckley Psytech Additional Warrants	IntelGenx Debt (i)	IntelGenx Investments Held at Fair Value (ii)	IntelGenx Subsequent DIP Loan Commitment	Contingent Consideration Liabilities - Related Parties (iii)	Contingent Consideration Liabilities (iv)	New NV Notes Conversion Feature
Balance as of December 31, 2023	$—	$11,202	$6,124	$—	$620	$1,637	$2,385
Initial fair value of instrument	2,645	8,243	420	680	-	-	3,590
Change in fair value, including interest	1,676	(13,729)	(6,544)	—	(510)	(1,425)	(3,363)
Additional Warrants received	(1,538)	—	—	—	—	—	—
Reduction in commitment	—	—	—	(680)	—	—	—
Consideration for acquisition	—	(5,715)	—	—	—	—	—
Balance as of December 31, 2024	$2,783	$—	$—	$—	$110	$212	$2,611

(i) Includes the IntelGenx Term Loan, the 2023 Initial Notes, the 2023 Subsequent Notes, the DIP Loan, and the 2023 Term Loan Note.
(ii) Includes the 2023 Initial Warrants, the 2023 Subsequent Warrants, the 2024 Warrants, and the Call Option Units.
(iii) Includes Perception milestone based contingent consideration liability.
(iv) Includes contingent consideration liability related to DemeRx IB Stock Purchase and contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

	IntelGenx Convertible Notes Receivable	IntelGenx Investments Held at Fair Value (i)	Contingent Consideration Liability - Related Parties (ii)	Contingent Consideration Liability (iii)	2018 Convertible Notes Call Option
Balance as of December 31, 2022	$—	$—	$743	$210	$—
Initial fair value of instrument	10,800	5,787	—	1,329	1,668
Change in fair value	(116)	105	(34)	98	717
Additional contribution	518	232	—	—	—
Extinguishment of liability	—	—	(89)	—	—
Balance as of December 31, 2023	$11,202	$6,124	$620	$1,637	$2,385

(i) Includes, Initial Warrants, Additional Unit Awards, 2023 Initial Warrants, 2023 Subsequent Warrants, and Call Option Units.
(ii) Includes Perception's milestone-based contingent consideration liability.
(iii) Includes the contingent consideration liability related to DemeRx IB Stock Purchase and the contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid research and development related expenses	$4,900	$1,822
Tax receivables	1,348	1,752
Other	775	846
Prepaid insurance	772	1,410
Total	$7,795	$5,830

9. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Manufacturing equipment	$1,572	$—
Laboratory and office equipment	236	—
Furniture and fixtures	973	1,017
Computer equipment	152	117
	$2,933	$1,134
Less: accumulated depreciation and amortization	398	153
Total	$2,535	$981

As of December 31, 2024, substantially all of the Company’s in use manufacturing equipment, laboratory and office equipment and computer equipment were located in Canada and are comprised of assets acquired with the Company's acquisition of IGX. The Company has $1.0 million of manufacturing equipment not in service located in Germany also acquired with the Company's acquisition of IGX. For the years ended December 31, 2024 and 2023, approximately $0.7 million and $0.9 million of the Company's remaining property and equipment was located in Germany, respectively, and $0.1 million and $0.1 million in the U.S, respectively.

For the years ended December 31, 2024 and 2023, depreciation and amortization expense on property and equipment was $0.2 million and $0.1 million, respectively.

10. Intangible Assets and Goodwill

Intangible Assets

Definite-lived Intangible Assets

In connection with the Company’s acquisition of IGX (see Note 3 above), the Company acquired ownership and intellectual property rights to IGX’s Oral Thin Film (“OTF”) platform technology. This platform technology serves as the foundation and platform to deliver active pharmaceutical ingredients for both the Company’s and other potential customer products. The Company determined there to be legal and competitive factors that limit the useful life of these OTF Technologies and therefore designated them as a definite-lived intangible asset.

In addition, the Company acquired a manufacturing contract with regards to IGX's right to manufacture gBelBuca, a generic version of Belbuca®, an opioid that is used to manage chronic pain severe enough to require daily, around-the-clock, long-term treatment. This manufacturing contract includes potential future royalty and milestone payments, for which the Company is now eligible to receive.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the transaction to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The value allocated to the OTF Technology was $2.4 million, which will be amortized over the remaining estimated useful life of approximately 10 years. The value allocated to the gBelBuca contract was $0.2 million, which will be amortized over the estimated remaining useful life of approximately 19 years.

In addition to the definite-lived intangible assets above, the Company's definite-lived intangible assets also includes $0.6 million of previously capitalized internal-use software costs, which will be amortized over the estimated remaining useful life of approximately 2 years.

Indefinite-lived Intangible Assets

The Company owns various intellectual property, including in-process digital therapeutics application platforms, clinical trial data from previously consolidated or wholly-owned subsidiaries, and other intangible assets. The Company has designated each of these intangible assets to be indefinite-lived as there are no characteristics that limit each asset's useful life.

As of December 31, 2024, the Company determined they were no longer pursuing digital therapeutics as an enabling technology for their product compounds. The Company performed an impairment assessment and concluded their in-process digital therapeutics application platforms were fully impaired. The carrying value of these indefinite-lived intangible assets prior to the Company's assessment was $0.9 million. Accordingly, the Company recognized a $0.9 million impairment loss, which the Company presented as Research and development expense in the Company's consolidated statements of operations.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. Other than the impairment explained above, as of December 31, 2024, the Company determined that no other intangible assets were impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

For the year ended December 31, 2023, the $1.8 million intangible asset balance was included in Other assets in the Company's consolidated balance sheets.

Intangible assets consisted of the following (in thousands):

		December 31, 2024				December 31, 2023
	Remaining Useful Lives	Cost	Accumulated Amortization	Impairment	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
OTF Technology	10 years	$2,433	$(57)	$—	$2,376	$—	$—	$—
gBelBuca manufacturing contract	19 years	192	(2)	—	190	—	—	—
Internal-use software	2 years	647	(466)	—	181	686	(329)	357
In-process research and development	indefinite-lived	1,059	—	(917)	142	959	—	959
Other	various	368	(11)	—	357	464	(8)	456
Total		$4,698	$(536)	$(917)	$3,246	$2,109	$(337)	$1,772

For the years ended December 31, 2024 and 2023, amortization expense related to these intangible assets was $0.2 million and $0.2 million, respectively.

Estimated future amortization expense for intangible assets subsequent to December 31, 2024 is as follows (in thousands):

2025	$418
2026	288
2027	249
2028	249
2029	249
Thereafter	1,234
$2,687

The weighted average remaining useful lives of all amortizable assets is approximately 9.9 years.

Goodwill

In connection with the Company's acquisition of IGX (see Note 3 above), the Company also recognized $0.3 million in goodwill, which was the difference between the amount of consideration associated with the transaction in excess of the fair value of net assets acquired. The goodwill is primarily attributable to the synergies of merging operations, expected future cash flows and the value of the acquired workforce. The following table presents the goodwill balances for the years ended December 31, 2024 and 2023 and the associated changes in goodwill through December 31, 2024 (in thousands).

Balance at December 31, 2023	$—
IGX acquisition	331
Measurement period adjustments	—
Balance at December 31, 2024	$331

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll	$3,776	$4,941
Accrued external research and development expenses	2,479	3,031
Accrued accounting, legal, and other professional fees	2,867	5,468
Other liabilities	537	1,101
Taxes payable	188	715
Total	$9,847	$15,256

12. Leases

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

In connection with the Company's acquisition of IGX on October 2, 2024, the Company assumed lessee rights to approximately 43,000 square feet of office, lab, and manufacturing spaces in Montréal, Canada. The leases expire in February 2026. The lease terms include an option to renew for an additional 5 years, which may be exercised at the Company's sole discretion.

The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that is it not reasonably certain that any options will be exercised.

The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2024 was 2.9 years. The weighted-average discount rate for the Company’s operating leases as of December 31, 2024 was 12.7%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Right-of-use assets	Operating lease right-of-use asset, net	$1,334	$1,223
Current lease liabilities	Current portion of lease liability	477	275
Non-current lease liabilities	Non-current portion of lease liability	732	990

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the year ended December 31, 2024 and 2023 (in thousands):

		For the Year Ended December 31,
Lease Cost Components	Statements of Operations Classification	2024	2023
Operating lease cost	Operating expenses: General and administrative	$387	$663
Operating lease cost	Operating expenses: Research and Development	125	—
Short-term lease cost	Operating expenses: General and administrative	137	338
Total lease cost		$649	$1,001

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2025	$601
2026	391
2027	349
2028	116
2029	—
Total lease payments	1,457
Less: Imputed interest	(248)
Present value of lease liabilities	$1,209

Supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$436	$440
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,377

13. Debt

Convertible Promissory Notes

Convertible Promissory Notes—Related Parties

During November 2018 and October 2020, the Company executed a terms and conditions agreement (the “Convertible Note Agreement”) under which it would issue convertible promissory notes to investors. An investor would become a party to the Convertible Note Agreement and would be issued a convertible promissory note by executing and delivering a subscription form. In November 2018 and October 2020, certain investors subscribed to the Convertible Note Agreement and the Company issued convertible promissory notes in the aggregate principal amount of €1.0 million or $1.2 million (collectively, the “Convertible Notes”). The Convertible Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each Convertible Note has a face value of €1 and is convertible into one share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO. The Convertible Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the Convertible Notes may no longer be exercised.

The Company concluded that both the embedded conversion feature, which is exercisable by the investor at any time during the maturity, and the contingent put option, which would trigger upon the occurrence of an event of default of the Convertible Notes, do not meet the criteria to be bifurcated and separately accounted for as derivatives and the notes were recorded net of discount and issuance costs, or a reduction to the carrying value of the notes issued in November 2018, with a corresponding adjustment to additional paid in capital. The discount is being amortized using the effective interest method over the period from the respective date of issuance to the Maturity Date.

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

In April 2021, the Company undertook a corporate reorganization. Upon the corporate reorganization, ATAI Life Sciences N.V became the sole shareholder of ATAI Life Sciences AG. In connection with the corporate reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares of ATAI Life Sciences AG to ATAI Life Sciences N.V. and received sixteen shares in ATAI Life Sciences N.V. for every one share of ATAI Life Sciences AG. In 2023, certain November 2018 noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V for an immaterial amount. As of December 31, 2023, all notes issued in November 2018 have been converted and the only outstanding Convertible Notes are those issued in October 2020. As of December 31, 2024, the Convertible notes issued in October 2020 continue to be outstanding.

Exchange of Convertible Promissory Notes

In November 2023 and April 2024, a noteholder and a related party noteholder, respectively, of the Convertible Notes issued in October 2020 and ATAI Life Sciences AG executed exchange agreements (together the "Exchange Agreements") where each noteholder agreed to exchange its Convertible Notes issued by ATAI Life Sciences AG ("Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences NV ("New NV Notes"). The New NV Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each New NV Note has a face value of €1 and is convertible into sixteen shares of ATAI Life Sciences NV upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity. The New NV Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the New NV Notes may no longer be exercised.

In December 2023 and April 2024, the Company entered into subscription agreements with each of the noteholder and related party noteholder, respectively (together the "Subscription Agreements") and exchanged their respective Old AG Notes into New NV Notes. The Company determined that the note exchanges were modifications of the debt. The Exchange Agreements and Subscription Agreements resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the Exchange Agreements modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability in the consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company recognized a gain of $3.4 million and a loss of $0.7 million, respectively, as a result of the change in fair value of the New NV Notes.

For the years ended December 31, 2024 and 2023, the fair value of the Convertible Notes and derivative liability was $1.8 million and $2.7 million, respectively. For the year ended December 31, 2024, the fair value of the Short-term convertible promissory note and derivative liability - related party was $1.2 million. As of December 31, 2023, the carrying amount and fair value amount of the 2020 Convertible Notes was $0.2 million and $1.5 million, respectively.

Term Loan

Hercules Loan and Security Agreement

In August 2022 (the “Closing Date”), the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement the “Hercules Loan Agreement”. The Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (as amended by that certain First Amendment to Loan and Security Agreement, dated as of March 13, 2023, the "First Amendment”, that Second Amendment to Loan and Security Agreement, dated as of May 26, 2023, the “Second Amendment,” and that Third Amendment to Loan and Security Agreement, dated August 14, 2024, the “Third Amendment,” and collectively, the “2022 Term Loan Facility”).

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

The 2022 Term Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the 2022 Term Loan Agreement requires that beginning on October 1, 2024, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, the Company shall at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the Company and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of December 31, 2024, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

In addition, the Company is required to make a final payment fee (the “End of Term Charge”) upon the earlier of (i) the Maturity Date, (ii) the date that the Company prepays, in full or in part, the principal balance of the 2022 Term Loan Facility, or (iii) the date that the outstanding balance of the 2022 Term Loan Facility becomes due and payable. The End of Term Charge is 6.95% of the aggregate principal amount of the term loans so repaid or prepaid under the 2022 Term Loan Agreement.

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

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income, net in the Company’s consolidated statements of operations. During the years ended December 31, 2024 and 2023, respectively, interest expense included $0.5 million and $0.4 million of amortized deferred financing costs related to the 2022 Term Loan Facility, respectively.

Outstanding debt obligations are as follows (in thousands):

	December 31, 2024	December 31, 2023
Principal amount	$20,000	$15,000
End of the term charge	1,390	1,042
Less: unamortized issuance discount	(123)	(204)
Less: unamortized issuance costs	(51)	(84)
Less: unamortized end of term charge	(709)	(707)
Net carrying amount	20,507	15,047
Less: current maturities	(6,374)	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$14,133	$15,047

For the years ended December 31, 2024 and 2023, the fair value of the outstanding Hercules debt obligations was $21.5 million and $16.2 million, respectively. The fair value of the Hercules debt obligations represent Level 3 measurements within the fair value hierarchy.

14. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s supervisory board. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of December 31, 2024 and December 31, 2023, no cash dividends have been declared or paid.

In November 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell its common shares, nominal value €0.10 per share, having an aggregate offering price of up to $150.0 million, from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent. There have been no sales under the Sales Agreement for the years ended December 31, 2024 and 2023.

15. Stock-Based Compensation

atai Equity Incentive Plans

The Company has stock options and restricted stock units (“RSUs”) outstanding under various equity incentive plans, including the 2021 Incentive Plan, 2020 Incentive Plan, and HSOP Plan (all as defined below).

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

The Company has reserved up to 63,336,909 shares of common stock, for issuance to executive officers, directors and employees and consultants of the Company pursuant to the 2021 Incentive Plan. In accordance with the evergreen clause in the Company's 2021 Incentive Plan, the number of shares initially available for issuance was increased by 8,296,796 and 8,301,319 shares of common stock effective January 1, 2023 and 2024, respectively. Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of December 31, 2024, 42,963,222 shares were available for future grants under the 2021 Incentive Plan.

Atai Life Sciences 2020 Equity Incentive Plan

Prior to the effective date of the 2021 Incentive Plan, the Company granted equity awards to eligible executive officers, directors, employees and consultants of the Company under the 2020 Employee, Director and Consultant Equity Incentive Plan (as amended from time to time, “2020 Incentive Plan”). As of the effective date of the 2021 Incentive Plan, the Company has not granted any further awards under the 2020 Incentive Plan.

As of December 31, 2024, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding stock options originally granted under the 2020 Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive

In October 2024, the Company modified all outstanding pre-IPO stock options under the 2020 Equity Incentive Plan to extend the contractual term to be ten years, to align with stock options granted under the 2021 Incentive Plan, which is consistent with prevailing market practices. The Company recognized approximately $3.2 million in non-cash stock-based compensation expense related to this modification, including $2.0 million of research and development expenses and $1.2 million of general and administrative expenses.

Stock Options

The stock options outstanding below consist primarily of both service and performance-based options to purchase common shares of the Company. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2023 to December 31, 2024:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	39,066,454		$4.62	5.56	$6,294
Granted	11,411,894	(i)	1.71	—	—
Exercised	(453,043)		1.93	—	—
Cancelled or forfeited	(9,982,384)		4.78	—	—
Outstanding as of December 31, 2024	40,042,921	(ii)	$3.81	7.29	$5,119
Options exercisable as of December 31, 2024	24,312,752		$4.66	6.52	$4,558

(i) Includes (a) 7,757,000 stock options with 25% vesting on January 1, 2025 and the remaining over a three-year service period, (b) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, (c) 1,711,800 stock options that will vest over a four-year service period, (d) 515,000 stock options that will vest after a one-year service period, and (e) 412,000 stock options with 33% vesting on the first anniversary of the grant date and the remaining over a two-year service period.

(ii) Includes 15,730,170 outstanding unvested stock options; (a) 7,574,659 that will continue to vest over a one to four-year service period, (b) 6,046,762 options with 25% vesting on January 1, 2025 and the remaining over a three-year service period, (c) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, (d) 992,654 that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, and (e) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $1.35 and $1.02, respectively.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2024 and 2023, the assumptions used in the Black-Scholes option pricing model were as follows:

	December 31,
	2024	2023
Weighted average expected term in years	5.95	6.23
Weighted average expected stock price volatility	95.7%	85.7%
Risk-free interest rate	3.53% - 4.40%	3.50% - 4.18%
Expected dividend yield	0%	0%

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options of $23.5 million and $27.9 million, respectively.

As of December 31, 2024, total unrecognized compensation cost related to the unvested stock options was $19.2 million, which is expected to be recognized over a weighted average period of 2.29 years.

Restricted Stock Units

The Company has granted RSUs to certain of its employees under the 2021 Incentive Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock. The restricted stock units noted below consist of service-based awards vesting over a two-year period, subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The Company reflects restricted stock units as issued and outstanding common stock when vested and the shares have been delivered to the individual.

The following is a summary of restricted stock unit activity from December 31, 2023 to December 31, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,944,935	$1.18
Granted	—	—
Vested	1,830,313	1.18
Forfeited	395,065	1.18
Unvested at December 31, 2024	719,557	$1.18

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to restricted stock units of $1.8 million and $1.4 million, respectively.

The total fair value of restricted stock units vested during the year ended December 31, 2024 was $2.2 million. As of December 31, 2024, total unrecognized compensation cost related to the unvested restricted stock units was $0.2 million, which is expected to be recognized over a weighted average period of 0.20 years.

Atai Life Sciences Hurdle Share Option Plan

On August 21, 2020, the Partnership (as defined below) approved and implemented an employee stock option plan for selected executives, employees, and consultants of the Partnership (the "Hurdle Share Options Program" or the “HSOP Plan”), which became effective on January 2, 2021, the date the first grants under the HSOP Plan were made (“HSOP Options”). This plan is primarily aimed at German-based executives, employees, and consultants of the Company (collectively as “HSOP Participants”). The purpose of the HSOP Plan is to permit these individuals to indirectly participate in the appreciation in value of the Company through a German law private partnership, ATAI Life Sciences HSOP GbR (the “Partnership”). The HSOP Plan was established under the Partnership Agreement of the Partnership. The HSOP Plan requires the exercise price to be equal to the fair value of the shares on the date of grant.

The Partnership acquired 7,281,376 shares of atai common stock (“HSOP Shares”) pursuant to the HSOP Plan. HSOP Options that are canceled or forfeited without having been fully exercised will be available for future awards. As of December 31, 2024, 257,419 HSOP Options were available for future grants under the HSOP Plan.

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

The HSOP Shares issued under the HSOP Plan to the Partnership are indirectly owned by HSOP Participants (being the holders of HSOP Options) via their interest in the Partnership. However, each HSOP Participant signed a nonrevocable power of attorney ceding virtually all rights and decisions, including their rights as shareholders to the Managing Partner (as defined in the Partnership agreement) of the Partnership. HSOP Participants have a forfeitable right to distributions until the HSOP Options vest, at which time the right becomes nonforfeitable. Accordingly, the HSOP Shares issued to the Partnership and allocated to the HSOP Options holders are not considered outstanding for accounting purposes. Therefore, the Company accounted for the Nominal Upfront Payment as an in-substance early exercise provision under ASC 718 as the nominal amount is deducted from the exercise price upon exercise. As of December 31, 2024, the $0.5 million Nominal Upfront Payment was recorded as an Other liability on the consolidated balance sheets. The HSOP Options include a provision that requires the HSOP Options holders pay compensation equal to 2% per annum interest on the unpaid exercise price less the €0.06 nominal amount paid upon grant (“Non-recourse Loan”) upon qualifying events (as defined in the Partnership agreement).

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

The following is a summary of stock option activity under the HSOP Plan from December 31, 2023 to December 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	6,921,829	$6.64	12.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of December 31, 2024	6,921,829	$6.64	11.01	$—
Options exercisable as of December 31, 2024	6,921,829	$6.64	11.01	$—

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. As shown above, the Company did not grant any new HSOP options during the year ended December 31, 2024 or 2023. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to HSOP Options of $0.1 million and $3.1 million, respectively.

As of December 31, 2024, there was no unrecognized compensation cost related to any unvested HSOP Options.

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

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $0.2 million and $0.5 million, respectively, in relation to subsidiary EIPs. As of December 31, 2024, there was an immaterial amount of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 1.08 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either Research and development or General and administrative expense on the consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the year ended December 31, 2024 (in thousands):

	For the year ended December 31, 2024
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$10,247	$—	$150	$10,397
General and administrative	14,963	117	13	$15,093
Total stock-based compensation expense	$25,210	$117	$163	$25,490

The following table summarizes the total stock-based compensation expense by function for the year ended December 31, 2023 (in thousands):

	For the year ended December 31, 2023
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$12,262	$—	$426	$12,688
General and administrative	17,203	3,052	39	$20,294
Total stock-based compensation expense	$29,465	$3,052	$465	$32,982

16. Income Taxes

The component of German and overseas income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Germany	$(95,551)	$19,916
International	(52,854)	(59,201)
Total loss before income taxes and loss from equity method investments	$(148,405)	$(39,285)

The tax benefit from (provision for) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current income tax benefit (provision):
Germany	$—	$—
International	356	(1,016)
Total current income tax provision:	$356	$(1,016)

The international current tax provision for December 31, 2024 and 2023 is primarily comprised of corporate income taxes incurred in the United States, United Kingdom and Australia.

A reconciliation of the statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Loss before income taxes:
Germany	$(96,160)	$19,916
International	(52,245)	(59,201)
Total loss before income taxes:	(148,405)	(39,286)
German statutory rate	30.18%	30.18%
Expected income tax expense (benefit)	(44,781)	(11,856)

US state income taxes, net of US federal tax benefit	$(1,010)	$(3,662)
International tax rate differential	4,589	5,188
Effect of Australian R&D tax credit incentives	(134)	582
Effect of consolidation and deconsolidation of subsidiaries	88	3,250
Effect of share-based compensation expense	305	975
Effect of statutory to US GAAP accounting adjustments	—	—
Compensation Expenses not deductible under IRC Section 162(m)	975	1,368
Expenses not deductible for tax purposes	525	600
Return to Provision and deferred tax adjustments	(10,438)	10,188
Uncertain Tax Positions	(22)	96
Change in German and International valuation allowance	49,547	(5,713)
Total income tax expense	$(356)	$1,016

Effective income tax rate:	0.24%	-2.59%

The Company is headquartered in Berlin, Germany and has subsidiaries in the United States, Australia, the United Kingdom, and Canada as well as minority investments in Canada, Germany, and the United Kingdom. The Company incurred tax losses in most jurisdictions, however, generated taxable profits in certain United States subsidiaries, United Kingdom, and Australian subsidiaries. The weighted-average combined German corporate income tax rate for the year ended December 31, 2024 and 2023 was 30.18% (inclusive a corporate income tax rate of 15.00%, solidarity surcharge of 0.83%, and trade tax rate of 14.35%). The weighted-average United States corporate income tax rate for year ended December 31, 2024 and 2023 was 21.00%. The weighted-average Australia corporate income tax rate for the year ended December 31, 2024 and 2023 was 25.00%. In 2024, atai Therapeutics Pty Ltd, atai Life Sciences Australia Pty ltd, Kures Australia Pty Ltd. and Empathbio Australia Pty Ltd. would not qualify for the reduced rate under the base rate entity ("BRE") test as the amount of passive income exceed 90% of total income. This entity was therefore subject to a 30% tax rate. The weighted-average United Kingdom corporate income tax rate for the year ended December 31, 2024 and 2023 was 25.00%, respectively. The combined Canada federal and provincial corporate income tax rate for the year ended December 31, 2024 was 26.5%.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.

Significant components of deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
German tax loss carryforward	$55,507	$49,014
International tax loss carryforward	26,869	16,270
Share compensation	39,975	35,062
Capitalized research and experimentation expenses	31,010	19,312
Operating lease right-of-use liability	—	13
Other deductible timing differences	1,300	1,127
Total deferred tax assets, gross	154,661	120,798
Valuation allowance	(139,514)	(89,968)
Total deferred tax assets, net	$15,147	$30,830
Deferred tax liabilities:
Fixed and intangible assets	$(1,626)	$(930)
Unrealized foreign exchange	(6,571)	(4,904)
Outside basis differences in equity and other investments	(2)	(2)
Investments	(6,948)	(24,982)
Operating lease right-of-use asset	—	(12)
Total deferred tax liabilities	(15,147)	(30,830)
Total deferred tax asset	$—	$—

The valuation allowance provided against net deferred tax assets as of December 31, 2024 and 2023 was $139.5 million and $90.0 million, respectively. The valuation allowance recorded at both periods was primarily related to German and international tax loss carryforwards, capitalized research and experimental costs, and stock-based compensation timing differences that, in the judgment of management, are not more-likely-than-not, to be realized. In 2023, a valuation allowance was provided against net deferred tax assets recognized with regard to certain subsidiaries in the United States and United Kingdom where in the judgment of management, are not more-likely-than-not to be realized as a result of a change in tax and finance policies.

As relevant to certain United States subsidiaries, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize certain research and experimental (“R&D”) expenditures under Internal Revenue Code ("IRC") Section 174 for tax years beginning after December 31, 2021 resulting in the capitalization of certain R&D costs within the Company's tax provision in 2024 and 2023. IRC Section 174 costs attributable to R&D performed in the United States and outside of the United States is amortizable over 5 years and 15 years, respectively. The majority of the Company's R&D costs incurred in 2024 and 2023 was performed outside of the United States and are amortizable over a 15 year period.

In assessing the realizability of deferred tax assets, the Company regularly considers whether it is more-likely-than-not that some or all of the recorded deferred tax assets will be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law. Additionally, deferred tax assets with respect to tax losses in the United States may be subject to limitation as a result of ownership changes within the meaning of Section 382 of the IRC. The Company considers its limited history and historical tax losses, future projected taxable income, including the character and jurisdiction of such income, the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), and tax-planning strategies in making this assessment. In the event that there is a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed.

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

As of December 31, 2024 and 2023 the Company did not have any significant unremitted earnings in its foreign subsidiaries.

The Company’s gross tax loss carryforward for tax return purposes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Germany tax losses	$183,952	$162,436
International tax losses	97,985	56,691
Total	$281,937	$219,127

The Company's tax loss carryforwards have an indefinite carryforward period, however, for tax years 2021 and beyond, in the United States, utilization of certain tax losses may not exceed 80% of United States taxable income in any one year, computed without regard a deduction for tax losses utilized.

The Company's 2020 through 2023 tax returns are currently open to audit. The 2021 tax return for Perception Neuroscience Holdings, Inc. was under routine audit by the Internal Revenue Service and was settled in 2024. The Company is not under examination for any other entity.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. As of December 31, 2024 and 2023, the Company notes the following unrecognized tax benefits.

	Year Ended December 31,
	2024	2023
Beginning of year balance	$369	$—
Decreases - prior year tax positions	(369)	—
Increases - current year tax positions	—	369
Ending of year balance	$—	$369

The balances of unrecognized tax benefits as of December 31, 2024 were written down as the company has settled the 2021 audit.

17. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2024	2023
Basic and Diluted EPS
Numerator:
Net loss	$(150,049)	$(43,895)
Net loss attributable to noncontrolling interests	(780)	(3,671)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(149,269)	$(40,224)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	160,159,983	158,833,785
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.93)	$(0.25)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of December 31,
	2024	2023
Options to purchase common stock	40,042,921	39,066,454
HSOP options to purchase common stock	6,921,829	6,921,829
2018 short-term convertible promissory notes - related parties	2,367,200	2,367,200
2018 short-term convertible promissory notes	3,818,704	3,818,704
Unvested restricted stock units	719,557	2,944,935
	53,870,211	55,119,122

18. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, supervisory board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with supervisory directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as supervisory directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated financial statements.

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the consolidated financial statements as a result of these provisions.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly has not accrued a related liability. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

19. License Agreements

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

With the execution of the Otsuka Agreement, Perception received an upfront, non-refundable payment of $20.0 million. Perception is also entitled to receive aggregate payments of up to $35.0 million if certain development and regulatory milestones are achieved for the current or a new intravenous formulation of a product and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. Otsuka is obligated to pay Perception a tiered, double-digit royalty on net sales of products containing PCN-101 in Japan, subject to reduction in certain circumstances. In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective April 24, 2025. Following the effective termination date, the Company will no longer be eligible to receive any milestone payments or royalties pursuant to the Otsuka Agreement.

For the years ended December 31, 2024 and 2023, there were no additional milestones achieved under the Otsuka Agreement. The Company recognized revenues of $0.3 million and $0.3 million related to certain research and development services during the years ended December 31, 2024 and 2023, respectively.

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

During the years ended December 31, 2024 and 2023, respectively, the Company did not make any material payments pursuant to the CHIBA License.

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

During the years ended December 31, 2024 and 2023, respectively, the Company did not make any material payments pursuant to the Allergan License Agreement.

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

In October 2024, in connection with the dissolution of Kures, Inc., Kures and Columbia mutually agreed to terminate the existing License Agreement ("the Termination Agreement"). Under the Termination Agreement, Kures assigned to Columbia all of Kures' intellectual property rights that were filed during the term of the License Agreement and agreed that all licenses granted to Kures by Columbia are terminated. In exchange, Kures received consideration through the relief and discharge of an immaterial amount of outstanding payment obligations due to Columbia.

During the years ended December 31, 2024 and 2023, Kures did not make any material payments in connection with the Columbia agreement.

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

During the years ended December 31, 2024 and 2023, the Company recorded $0.4 and $2.0 million, respectively as research and development expense. During the years ended December 31, 2024 and 2023 Invyxis made no other service fee payments to Dalriada.

20. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders, Apeiron, Galaxy Group Investments LLC. (“Galaxy”) and HCS Beteiligungsgesellschaft mbH (“HCS”) whereby these shareholders contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for atai’s common stock of equivalent value. Apeiron is the family office of the Company’s founder who owns 20.1% and 19.7% of the outstanding common stock in the Company as of December 31, 2024 and 2023, respectively.

Consulting Agreement with Mr. Angermayer

In January 2021, the Company entered into a consulting agreement, (the “2021 Consulting Agreement”), with Mr. Angermayer, one of the Company’s co-founders and supervisory director. Apeiron is the family office and merchant banking business of Mr. Angermayer. Pursuant to the Consulting Agreement, Mr. Angermayer agreed to render services to the Company on business and financing strategies in exchange for 624,000 shares under the 2020 Incentive Plan upon achievement of certain performance targets.

In January 2024, the Company and Mr. Angermayer entered into the Termination and New Consultancy Agreement (the “2024 Consultancy Agreement"). Pursuant to the 2024 Consultancy Agreement, the parties agreed to terminate the 2021 Consulting Agreement (as defined above) between ATAI AG and Mr. Angermayer and enter into a new consultancy agreement between the Company and Mr. Angermayer to, among other things, extend the term of the 2021 Consultancy Agreement to January 5, 2028, increase the services to include various business objectives (including related to business and finance, communication and investor relations), and provide for the grant of an option to purchase 1,658,094 shares of the Company that vests over four years in part based on continued service and in part based on the Company's total shareholder return compared to the four-year total shareholder return of the companies comprising the XBI.

As a result of the 2024 Consulting Agreement, for the year ended December 31, 2024, the Company recognized $0.4 million of stock-based compensation included in general and administrative expense in its consolidated statements of operations. Additionally, as a result of the Consulting Agreement, for the year ended December 31, 2023, the Company recorded $0.7 million of stock-based compensation included in general and administrative expense in its consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded $0.3 and $0.6 million, respectively, of stock-based compensation included in general and administrative expense in its consolidated statements of operations related to Mr. Angermayer's service as Chairman of the Company's supervisory board.

21. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recorded $0.5 million and $0.5 million of related compensation expense for the years ended December 31, 2024 and 2023.

22. Corporate Restructurings

2024 Restructuring

In February 2024, the Company restructured its workforce and eliminated approximately 10% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the year ended December 31, 2024, resulted in $2.0 million of restructuring expense, which consisted of $1.6 million of cash expenditures for severance and other employee separation-related costs and $0.4 million of non-cash stock-based compensation expense. Of the restructuring expense, for the year ended December 31, 2024, $0.3 million and $1.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the consolidated statements of operations.

As of December 31, 2024, all restructuring liabilities had been paid in full and there were no restructuring liabilities included in accrued expenses on the Company's consolidated balance sheets.

2023 Restructuring

In February 2023, the Company restructured its workforce and eliminated approximately 30% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the year ended December 31, 2023, resulted in $3.2 million of restructuring expense, which consisted of $3.0 million of cash expenditures for severance and other employee separation-related costs and $0.2 million of non-cash stock-based compensation expense. Of the restructuring expense, for the year ended December 31, 2023, $1.8 million and $1.4 million were recorded in research and development expenses and general and administrative expenses, respectively, in the consolidated statements of operations.

As of December 31, 2023, all restructuring liabilities had been paid in full and there were no restructuring liabilities included in accrued expenses on the Company's consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Restructuring costs expensed during the period	$2,029	$3,206
Non-cash impact of stock-based compensation	(358)	(195)
Cash payments of restructuring liabilities, net	(1,671)	(3,011)
Ending Restructuring liability	$—	$—

23. Segment Reporting

The Company's operations are organized into one operating and reportable segment dedicated to the global discovery, research, development, and commercialization of highly effective mental health treatments to transform patient outcomes. The Company's Chief Executive Officer is the Company's Chief Operating Decision Maker (“CODM”) and makes key operating decisions and assesses performance on a consolidated basis. The Company's determination that it operates as a single operating segment is consistent with the financial information regularly reviewed by the CODM.

The Company's primary operations are located in the United States, Germany, and Canada. The measure of segment assets is reported on the Company's consolidated balance sheets as total assets. Refer to Note 9 for more information regarding the Company's property and equipment assets by geographic region.

The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company does recognize revenue through its licenses of intellectual property and manufacturing contracts. Refer to Note 19 for more information.

For the Company's single reportable segment, the CODM uses net loss that is reported on the consolidated statements of operations to allocate resources, predominantly during the annual budget and forecasting process. The CODM also uses non-financial inputs and qualitative information to evaluate the Company's performance, establish compensation, monitor budget versus actual results, and decide the level of investment in the Company's various operating activities and other capital allocation activities.

The Company's reportable segment net loss, including significant segment expenses, for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	For the year ended December 31,
	2024	2023
License revenue	$308	$314
Research ad Development
VLS-01	10,606	9,055
EMP-01	1,527	2,635
RL-007	10,962	8,394
Discovery (Non-hallucinogenic)	2,649	144
Other programs(i)	5,994	12,939
Personnel and employee-related expenses(ii)	10,545	14,054
Non-cash share-based compensation expense	10,390	12,361
Depreciation	184	—
Other Expenses(iii)	2,597	2,621
General and Administrative
Personnel and employee-related expenses(ii)	12,493	14,888
Non-cash share-based compensation expense	14,767	20,183
Accounting and Tax Fees	5,057	6,790
Legal & Intellectual Property Fees	5,895	8,770
Insurance	2,328	3,692
Depreciation and Amortization	290	307
Other Expenses(iii)	6,715	8,952
Interest income	778	1,847
Interest expense	(3,124)	(2,656)
Other segment items(iv)	(45,012)	82,385
Segment and consolidated net loss	$(150,049)	$(43,895)

(i) Includes direct expenses related to PCN-101, KUR-101, RLS-01, EGX-121, IGX, enabling technologies, and other discovery programs.
(ii) Includes labor, benefits, and personnel-based restructuring expenses.
(iii) Includes, professional consulting services, facilities costs, technology and communication costs, and miscellaneous fees.
(iv) Includes benefit from research and development tax credit, change in fair value of assets and liabilities, net, gain on settlement of pre-existing contract, impairment of other investments, gain on deconsolidation of a variable interest entity, net, gain on dissolution of a variable interest entity, foreign exchange gains (losses), net, benefit (provision) for income taxes, and losses from investments in equity method investees, net of tax.

24. Subsequent Events

Hercules 4th Amendment

In January 2025, the Borrowers and certain Subsidiary Guarantors entered into the Fourth Amendment with the Lenders and Hercules, in its capacity as the Agent, which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment the “2022 Term Loan Agreement”) to, among other things, consent to the conversion of ATAI AG from a German stock corporation (Aktiengesellschaft – AG) into a German limited liability company (Gesellschaft mit beschränkter Haftung – GmbH).

Proposed Public Offering of Common Shares

In February 2025, the Company issued and sold an aggregate principal amount of $55.0 million of its common shares pursuant to an underwritten public offering. The Company granted the underwriter a 30-day option to purchase up to an additional $8.3 million of common shares. The underwriter elected to purchase $8.3 million of additional common shares pursuant to the option granted by the Company. A related party participated in the public offering, purchasing 10,835,718 common shares for $22.8 million. All common shares sold in the offering were sold by the Company. The Company intends to use the net proceeds from this offering for general corporate purposes, including for working capital and to advance the clinical development of its product candidates and programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) identified in management’s evaluation during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Insider trading arrangements and policies.

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

We have adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted in the "Investors" section of our website under "Corporate Governance," which is located at https://ir.atai.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence. The information contained on our website is not incorporated by reference into this Form 10-K. We granted no waivers under our code of conduct in 2024.

Information About Our Directors and Executive Officers

The following table provides information regarding our executive officers and members of our supervisory board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position at atai	Principal Employment
Srinivas Rao, Ph.D, M.D.	56	Chief Executive Officer	Same
Anne Johnson	56	Chief Financial Officer	Same
Sahil Kirpekar, M.D.	40	Chief Business Officer	Same
Glenn Short, Ph.D	55	Chief Scientific Officer	Same
Kevin Craig, M.D.	52	Chief Medical Officer	Same
Gerd Kochendoerfer, Ph.D.	57	Chief Operating Officer	Same
Christian Angermayer	46	Founder and Chairman	Founder of Apeiron Investment Group, an investment company
Sabrina Martucci Johnson	58	Supervisory Director	Founder and Chief Executive Officer of Daré Bioscience, Inc., a biopharmaceutical company
Amir Kalali, M.D.	59	Supervisory Director	Professor of Psychiatry at the University of California San Diego
Andrea Heslin Smiley	57	Supervisory Director	President and Chief Executive Officer of VMS BioMarketing, a biomarketing company
Scott Braunstein, M.D.	61	Supervisory Director	Founder, In Situ Healthcare Consulting
Laurent Fischer, M.D.	61	Supervisory Director	Chief Executive Officer and President of Adverum Biotechnologies, a biopharmaceutical company

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

1.1	Open Market Sale Agreement, dated as of November 10, 2022, between ATAI Life Sciences N.V. and Jefferies LLC	8-K	001-40493	1.1	11/10/2022

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

4.1	Form of Share Issue Deed	S-1/A	333- 255383	3.4	6/11/2021

4.2	Description of Securities					*

10.1#	Separation Agreement, dated May 14, 2024, by and between the Registrant and Florian Brand	8-K	001-40493	10.1	5/15/2024

10.2#	Second Amended and Restated Employment Agreement, dated January 8, 2025, between atai Life Sciences US, Inc. and Srinivas Rao	8-K	001-40493	10.1	1/10/2025

10.3#	Secondment Letter, dated October 17, 2024, by and between atai Life Sciences US Inc. and Srinivas Rao					*

10.4#	Amended and Restated Employment Agreement, dated May 10, 2023, by and between atai Life Sciences US Inc. and Anne Johnson					*

10.5#	Employment Agreement, dated November 11, 2025, by and between Gerd Kochendoerfer and ATAI Life Sciences AG	8-K	001-40493	10.2	1/10/2025

10.6#	Form of Indemnification Agreement between ATAI Life Sciences N.V. and members of the Supervisory Board or Management	S-1/A	333- 255383	10.4	6/11/2021

10.7#	Atai Life Sciences N.V. 2021 Incentive Award Plan	S-1/A	333- 255383	10.5	6/11/2021

10.8#	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.17	6/11/2021

10.9#	Form of Restricted Stock Award Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.18	6/11/2021

10.10#	Form of Restricted Stock Unit Agreement under 2021 Incentive Award Plan	S-1/A	333- 255383	10.19	6/11/2021

10.11#	2020 Employee, Director, and Consultant Equity Incentive Plan	S-1/A	333- 255383	10.20	6/11/2021

10.12#	Form of Stock Option Agreement under 2020 Employee, Director and Consultant Equity Incentive Plan	S-1/A	333- 255383	10.21	6/11/2021

10.13#	Remuneration Policy for the Board of Supervisory Directors of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.23	6/11/2021

10.14#	Remuneration policy for the Board of Managing Directors of ATAI Life Sciences N.V.	S-1/A	333- 255383	10.24	6/11/2021

10.15†	License Agreement, dated as of August 14, 2017, between National University Corporation Chiba University and Perception Neurosciences, Inc., as amended by Amendment No. 1, dated as of August 7, 2018, the Second Amendment, dated as of March 17, 2020, and Amendment No. 3, dated as of March 5, 2021.	S-1	333-255383	10.8	4/20/2021

10.16†	Stock Purchase Agreement, dated as of June 8, 2020, between The Trustees of Columbia University in the City of New York and Kures, Inc.	S-1	333-255383	10.9	4/20/2021

10.17†	Preferred Stock Purchase Agreement, dated as of August 29, 2019, between GABA Therapeutics, Inc. and ATAI Life Sciences AG, as amended by the Omnibus Amendment, dated as of October 30, 2020	S-1	333-255383	10.11	4/20/2021

10.18†	Series A Preferred Stock Purchase Agreement, dated as of December 27, 2019, among DemeRx IB, Inc., ATAI Life Sciences AG and DemeRx, Inc.	S-1	333-255383	10.13	4/20/2021

10.19†	Series A Preferred Stock Purchase Agreement, dated as of November 6, 2020, between FSV7, Inc. and ATAI Life Sciences AG	S-1/A	333-255383	10.13	5/27/2021

10.20†	Amended and Restated License Agreement, dated as of February 21, 2020, between Allergan Sales, LLC and FSV7, LLC	S-1	333-255383	10.14	4/20/2021

10.21†	License and Collaboration Agreement, dated as of March 11, 2021, between Perception Neuroscience, Inc. and Otsuka Pharmaceutical Co., Ltd.	S-1/A	333-255383	10.16	5/27/2021

10.22	Partnership Agreement of ATAI Life Sciences HSOP GbR, dated August 21, 2020	S-1/A	333-255383	10.22	6/11/2021

10.23	Amendment to Preferred Stock Purchase Agreement, dated as of May 15, 2021, by and among ATAI Life Sciences AG, GABA Therapeutics, LLC and GABA Therapeutics, Inc.	S-1/A	333-255383	10.26	6/4/2021

10.24†	Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated August 9, 2022	10-Q	001-40493	10.1	8/15/2022

10.25	First Amendment to Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated March 13, 2023	10-K	001-40493	10.27	3/24/2023

10.26†	Second Amendment to the Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated May 26, 2023	8-K	001-40493	10.1	5/31/2023

10.27†	Third Amendment to the Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated August 14, 2024.	8-K	001-40493	10.1	8/14/2024

10.28†

Consent and Fourth Amendment to the Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated January 6, 2025.

						*

10.29†	Amendment to Series A Preferred Stock Purchase Agreement, dated as of May 25, 2021, by and among ATAI Life Sciences AG and FSV7, Inc.	10-K	001-40493	10.28	3/4/2023

10.30†	Second Amendment to Series A Preferred Stock Purchase Agreement, dated as of September 17, 2021, by and among ATAI Life Sciences AG and Recognify Life Sciences Inc., f/k/a FSV7, Inc.	10-K	001-40493	10.29	3/4/2023

10.31†	Omnibus Amendment to Series A Preferred Stock Purchase Agreement, dated as of October 5, 2022, by and among ATAI Life Sciences AG and Recognify Life Sciences, Inc., f/k/a FSV7, Inc.	10-K	001-40493	10.30	3/4/2023

10.32#	Separation Agreement between Mr. Stephen Bardin and atai Life Sciences N.V., dated February 6, 2024	8-K	001-40493	10.1	2/6/2024

10.33#†	Termination and New Consultancy Agreement, by and among the Company, ATAI AG and Christian Angermayer, dated January 7, 2024	8-K	001-40493	10.1	1/9/2024

10.34	Fourth Amendment to Series A Preferred Stock Purchase Agreement by and among atai Life Sciences AG, Recognify Life Sciences, Inc., f/k/a FSV7, Inc., and the Shareholders (as listed on Exhibit A)	10-Q	001-40493	10.2	11/14/2023

10.35†	Amended and Restated Subscription and Shareholders’ Agreement Relating to Beckley Psytech Limited, dated January 3, 2024, by and among the Company, Beckley Psytech Limited, and certain other persons set forth therein	8-K	001-40493	10.1	1/4/2024

10.36†	Share Purchase Deed, dated January 18, 2024, by and among the Company, Beckley Psytech Limited, and certain other persons set forth therein	8-K	001-40493	10.1	1/23/2024

10.37†	Fourth Amendment to Series A Preferred Stock Purchase Agreement by and among atai Life Sciences AG, Recognify Life Sciences, Inc., f/k/a FSV7, Inc., and the Shareholders (as listed on Exhibit A)	10-Q	001-40493	10.2	5/15/2024

19.1	Insider Trading Compliance Policy					*

21.1	List of Subsidiaries					*

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40493	97.1	3/28/2024

101.INS	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ATAI LIFE SCIENCES N.V.

Date: March 17, 2025	By:	/s/ Srinivas Rao
Srinivas Rao
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Srinivas Rao	Chief Executive Officer (Principal Executive Officer)	March 17, 2025
Srinivas Rao
/s/ Anne Johnson	Chief Financial Officer (Principal Financial Officer)	March 17, 2025
Anne Johnson
/s/ Christian Angermayer	Chairman of the Supervisory Board	March 17, 2025
Christian Angermayer
/s/ Sabrina Martucci Johnson	Supervisory Director	March 17, 2025
Sabrina Martucci Johnson
/s/ Amir Kalali	Supervisory Director	March 17, 2025
Amir Kalali
/s/ Andrea Heslin Smiley	Supervisory Director	March 17, 2025
Andrea Heslin Smiley
/s/ Scott Braunstein	Supervisory Director	March 17, 2025
Scott Braunstein

/s/ Laurent Fischer	Supervisory Director	March 17, 2025
Laurent Fischer