Form 10-Q
period 2025-03-31
ATAI Life Sciences N.V.
filed 2025-05-14
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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

As of May 9, 2025, the registrant had 200,337,609 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring; potential acquisitions, partnerships and other strategic arrangements; the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We may announce material business and financial information to our investors using our investor relations website at ir.atai.com. We therefore encourage investors and others interested in atai to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$48,287	$17,505
Securities carried at fair value	49,917	44,825
Short-term restricted cash for other investments	10,000	10,000
Prepaid expenses and other current assets	7,774	7,795
Total current assets	115,978	80,125
Property and equipment, net	2,682	2,535
Operating lease right-of-use assets, net	2,905	1,334
Other investments held at fair value	23,053	28,887
Other investments	42,079	42,079
Intangible assets, net	3,157	3,246
Goodwill	331	331
Digital assets	4,788	—
Other assets	810	850
Total assets	$195,783	$159,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,705	$2,616
Accrued liabilities	8,680	9,847
Current portion of lease liabilities	287	477
Short-term convertible promissory notes and derivative liability - related party	1,205	1,150
Short-term convertible promissory notes and derivative liability	1,923	1,840
Current portion of long-term debt	11,366	6,374
Other current liabilities	2,335	2,647
Total current liabilities	28,501	24,951
Contingent consideration liability - related party	110	110
Contingent consideration liabilities	212	212
Noncurrent portion of lease liabilities	2,587	732
Long-term debt, net	9,300	14,133
Other liabilities	2,799	2,695
Total liabilities	$43,509	$42,833
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, €0.10 par value ($0.11 and $0.10 par value at March 31, 2025 and December 31, 2024, respectively); 750,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 199,775,512 and 167,959,752 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	22,121	18,785
Additional paid-in capital	875,718	816,185
Accumulated other comprehensive loss	(19,148)	(18,466)
Accumulated deficit	(726,638)	(700,207)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	152,053	116,297
Noncontrolling interests	221	257
Total stockholders’ equity	152,274	116,554
Total liabilities and stockholders’ equity	$195,783	$159,387

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended March 31,
	2025	2024
License revenue	$202	$—
Research and development services revenue	1,353	—
Total revenue	1,555	—
Operating expenses:
Research and development	11,328	11,530
General and administrative	10,597	12,555
Total operating expenses	21,925	24,085
Loss from operations	(20,370)	(24,085)
Other expense, net:
Interest income	186	307
Interest expense	(900)	(687)
Benefit from research and development tax credit	28	205
Change in fair value of assets and liabilities, net	(5,497)	(1,200)
Change in fair value of digital assets	(212)	—
Foreign exchange gain (loss), net	456	(216)
Other expense, net	—	(5)
Total other expense, net	(5,939)	(1,596)
Net loss before income taxes	(26,309)	(25,681)
Benefit from (provision for) income taxes	(156)	4
Losses from investments in equity method investees, net of tax	—	(1,701)
Net loss	(26,465)	(27,378)
Net loss attributable to noncontrolling interests	(34)	(665)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(26,431)	$(26,713)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.15)	$(0.17)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	176,271,176	158,891,067

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2025	2024
Net loss	$(26,465)	$(27,378)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(682)	535
Comprehensive loss	$(27,147)	$(26,843)
Net loss attributable to noncontrolling interests	(34)	(665)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(2)	24
Comprehensive loss attributable to noncontrolling interests	(36)	(641)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(27,111)	$(26,202)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2023	166,026,396	$18,573	$794,787	$(19,460)	$(550,938)	$242,962	$1,354	$244,316
Issuance of shares upon restricted stock units vest	248,030	27	(27)	—	—	—	—	—
Stock-based compensation expense	—	—	5,760	—	—	5,760	—	5,760
Foreign currency translation adjustment, net of tax	—	—	—	535	—	535	24	559
Net loss	—	—	—	—	(26,713)	(26,713)	(665)	(27,378)
Balances at March 31, 2024	166,274,426	$18,600	$800,520	$(18,925)	$(577,651)	$222,544	$713	$223,257

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2024	167,959,752	$18,785	$816,185	$(18,466)	$(700,207)	$116,297	$257	$116,554
Issuance of shares upon exercise of stock options	627,655	67	330	—	—	397	—	397
Issuance of shares upon restricted stock units vest	1,069,057	118	(118)	—	—	—	—	—
Issuance of common shares, net of issuance costs of $4.1 million	30,119,048	3,151	55,966	—	—	59,117	—	59,117
Stock-based compensation expense	—	—	3,355	—	—	3,355	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	(682)	—	(682)	(2)	(684)
Net loss	—	—	—	—	(26,431)	(26,431)	(34)	(26,465)
Balances at March 31, 2025	199,775,512	$22,121	$875,718	$(19,148)	$(726,638)	$152,053	$221	$152,274

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(26,465)	$(27,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-term assets	216	83
Noncash lease expense	138	83
Amortization of debt discount	149	98
Stock-based compensation expense	3,355	5,760
Noncash change in the fair value of assets and liabilities, net	5,862	1,827
Noncash change in the fair value of digital assets	212	—
Unrealized foreign exchange (gain) loss	(494)	194
Losses from investments in equity method investees, net of tax	—	1,701
Other expense, net	915	72
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(59)	14
Accounts payable	36	(742)
Accrued liabilities	(1,706)	(4,286)
Net cash used in operating activities	(17,841)	(22,573)
Cash flows from investing activities
Proceeds from sale and maturities of securities carried at fair value	—	43,841
Cash paid for securities carried at fair value	(4,996)	(21,364)
Cash paid for investments	—	(10,000)
Cash paid for digital assets	(5,000)	—
Cash paid for asset acquisition	(750)	—
Cash paid for short-term convertible notes receivable and warrant - related party	—	(1,000)
Cash paid for capitalized internal-use software development costs	—	(5)
Cash paid for property and equipment	(268)	—
Net cash provided by (used in) investing activities	(11,014)	11,471
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	397	—
Proceeds from equity offering, net	59,772	—
Cash paid for common stock issuance costs	(564)	—
Net cash provided by financing activities	59,605	—
Effect of foreign exchange rate changes on cash	32	(64)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,782	(11,166)
Cash, cash equivalents and restricted cash – beginning of the period	27,505	45,034
Cash, cash equivalents and restricted cash – end of the period	$58,287	$33,867
Supplemental disclosures:
Cash paid for interest	$590	$629
Cash paid for taxes	$99	$—
Supplemental disclosures of noncash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$1,709	$—

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

The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, third-party clinical research organizations and manufacturers, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development ("R&D") efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales.

IntelGenx Corp. Acquisition

In October 2024, the Company acquired all of the issued and outstanding shares of IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”). IntelGenx is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for the Company's product candidates, VLS-01. The acquisition was structured as a credit bid, whereby the Company agreed that its senior secured debt in IGX was discharged in exchange for IGX shares. No Company equity or cash was exchanged in connection with this transaction.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2025, the Company had cash and cash equivalents of $48.3 million, restricted cash of $10.0 million, and short-term securities of $49.9 million and its accumulated deficit was $726.6 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its core psychedelic product candidates or non-psychedelic product candidates and does not anticipate generating any revenues from the sale of either unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company recognizes revenue from license and research and development arrangements through IGX.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of March 31, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

2. Basis of Presentation, Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and follow the requirements of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

Ownership interests in entities over which the Company has significant influence, but not a controlling financial interest, are accounted for under either the alternative measurement under ASC Topic 321: Investments - Equity Securities ("ASC 321) or as an equity method investment. Investments eligible for the measurement alternative under ASC 321 are carried at its initial cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investment of the same issuer. For equity method investments where the Company has not elected the fair value option, it records gains (losses) from investments in equity method investees, net of tax, for its proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If the Company makes subsequent additional investments in that same company, it may record additional gains (losses) based on changes to its investment basis and also may record additional income (loss) in equity method investments. If the Company has elected the fair value option for an equity investment, the fair value of the investment will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

Significant Accounting Policies

During the three months ended March 31, 2025, the following changes were made to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024:

Digital Assets

As a result of the Company's investment in Bitcoin in March 2025 as part of its treasury reserve diversification strategy, the Company recognized its investment in accordance under ASC 350-60 (as defined below). Under the guidance, Bitcoin and other crypto assets (“digital assets”) are accounted for as indefinite-lived intangible assets, and are initially measured at cost, and are adjusted to fair value at the end of each reporting period. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting. Additionally, changes in fair value will be recorded in Change in fair value of digital assets on the Company's unaudited condensed consolidated statements of operations.

The Company expects to hold its digital assets as a long-term investment, and, therefore, they are classified as non-current assets as of March 31, 2025 on the unaudited condensed consolidated balance sheets.

Contingent Consideration Liabilities

The Company may record contingent consideration as part of the cost of either business combinations or asset acquisitions. For contingent consideration recognized as part of a business combination, the Company recognizes the contingent consideration in accordance with ASC Topic 805: Business Combinations ("ASC 805") which is measured at the fair value as of the date of acquisition and accounted for under Contingent consideration liabilities or Contingent consideration liability - related party on the consolidated balance sheets. Contingent considerations from business combinations are remeasured on a quarterly basis, as appropriate, using a discounted cash-flow valuation technique until fulfillment of the contingency. Changes in the fair value of the contingent consideration are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the consolidated statements of operations.

For contingent consideration recognized as part of an asset acquisition, the Company must first assess whether the contingent consideration should be accounted for as either an embedded derivative under ASC Topic 815: Derivatives ("ASC 815"), or in accordance with an acquisition of an equity-method investment under Subtopic ASC 323-10 ("ASC 323-10"). Contingent consideration under the guidance of ASC 815 will be recorded as a derivative liability, which is measured at fair value and remeasured on a quarterly basis. Under the guidance of ASC 323-10, contingent consideration is recorded as a liability at the lesser of either the maximum amount of contingent consideration or the excess of the Company's share of the equity method investee's net assets over the initial cost measurement. If the contingent consideration does not fall under the guidance of either ASC 815 or ASC 323-10, the Company elects the practical expedient under FASB's Statement 141, in which no contingent consideration liability is recognized on the acquisition date, and recognition does not occur unless the contingency is resolved and the consideration is issued or become issuable.

Recently Adopted Accounting Pronouncements

ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standard Board ("FASB") issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The guidance is effective for all fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The new standard must be adopted on a retrospective basis and early adoption is permitted. The Company adopted this standard for fiscal year 2024, and applied the amendments retrospectively to all prior periods presented in the Company's unaudited condensed consolidated financial statements. Refer to Note 24 for more information.

ASU 2023-08 Intangibles - Goodwill and Other - Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which is codified as ASC subtopic 350-60 ("ASC 350-60"). The new guidance is designed to streamline the accounting treatment of crypto assets. ASC 350-60 requires that an entity measure crypto assets at fair value with changes recognized in net income at each reporting period and present crypto assets separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The guidance is effective for annual periods beginning after December 15, 2024 and interim periods within annual periods beginning after December 15, 2024. The Company adopted ASC 350-60 as of January 1, 2025 resulting in certain expanded disclosures about its digital assets. Refer to Note 11 for more information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. The Company is currently evaluating this guidance to determine its impact on the Company's unaudited condensed consolidated financial statements.

In November 2024, the FASB issued guidance designed to improve income statement expense disclosures, primarily by requiring new financial statement disclosures in tabular format and disaggregating information about prescribed categories underlying any relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the new standard may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption may have on its disclosures in its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of adoption on the unaudited condensed consolidated financial statements.

3. Revenue

As described in Note 1 above, the Company's primary operations are inclusive of the research and development of several product candidates. The Company's ability to generate revenue will depend substantially on the successful development and eventual commercialization of product candidates. For the three months ended March 31, 2025 and 2024, the Company has not recognized revenue from its primary operations and does not expect to do so for at least the next several years. The Company does generate revenue from license agreements and research and development agreements, which is further explained below:

License Revenue

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

Upon execution of the Otsuka Agreement, Perception received an upfront, non-refundable payment of $20.0 million. Perception is also entitled to receive aggregate payments of up to $35.0 million if certain development and regulatory milestones are achieved for the current or a new intravenous formulation of a product and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. Otsuka is obligated to pay Perception a tiered, double-digit royalty on net sales of products containing PCN-101 in Japan, subject to reduction in certain circumstances. In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective April 24, 2025. Following the effective termination date, the Company will no longer be eligible to receive any milestone payments or royalties pursuant to the Otsuka Agreement.

For the three months ended March 31, 2025 and 2024 there were no milestones achieved or revenue recognized under the Otsuka Agreement, respectively.

Rizafilm LLC License and Supply Agreement

In January 2025, the Company, through its wholly-owned subsidiary IGX, entered into an Amended & Restated Asset Purchase Agreement ("APA") and an Amended & Restated Supply Agreement ("Supply Agreement") with Rizafilm LLC ("Rizafilm"). Under the APA, IGX sold licensing and intellectual property rights of IGX's oral thin film technology in exchange for an upfront payment of $0.2 million and an additional $0.5 million upon completion of certain manufacturing milestones. Under the Supply Agreement, subject to approval by the FDA, IGX will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice. Additionally, the Supply Agreement requires Rizafilm to adhere to certain firm commitments.

During the three months ended March 31, 2025, the Company recognized $0.2 million of the upfront fee paid by Rizafilm as license revenue. Also, for the three months ended March 31, 2025, no purchase orders have been placed by Rizafilm in connection with the Supply Agreement.

Research and Development Services Revenue

In addition to the Company's license revenue, the Company recognizes revenue through various research and development agreements through IGX. In these agreements, IGX is responsible for performing research and development services for customers interested in leveraging IGX's novel oral thin film technology for drug delivery. Many of these agreements provide IGX either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval. For the three months ended March 31, 2025 and 2024, the Company has recognized $1.4 million and zero in revenue from research and development services. To date, none of the products subject to the Company's research and development agreements through IGX have obtained regulatory approval.

As of March 31, 2025 and December 31, 2024, the Company had contract liabilities of $0.4 million and $0.7 million, respectively, which is recorded within Other current liabilities on the Company's unaudited condensed consolidated balance sheets, and consists of the upfront payments received as part of the various research and development agreements discussed above. As of March 31, 2025, approximately $0.4 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months as performance obligations are satisfied. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

For the three months ended March 31, 2025, the Company's license revenue and research and development revenue has been recognized in Canada.

4. Acquisitions

2024 Acquisitions

IntelGenx Corp.

IntelGenx Technologies Corp. ("IntelGenx") is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for one of the Company’s product candidates, VLS-01. From 2021 to 2024, the Company entered into various notes receivable agreements, loan agreements, and equity agreements which is described below.

Equity Agreements

2021 Securities Purchase Agreement

In May 2021 the Company and IntelGenx entered into a Securities Purchase Agreement (the “IntelGenx SPA”) whereby IntelGenx issued shares of its common stock (the "IntelGenx Common Shares") and warrants to the Company in an aggregate amount of approximately $12.3 million.

2023 Subscription Agreement, as Amended

In August 2023 the Company and IntelGenx entered into a subscription agreement (the “Subscription Agreement”), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "2023 Initial Units") and the Company agreed to subscribe for an additional 750 convertible debenture units (the "2023 Subsequent Units") at a price of $0.8 million under the Subscription Agreement. Each debenture unit consists of convertible promissory notes (the "20203 Initial Notes" and the convertible promissory notes included in the 2023 Subsequent Units, the "2023 Subsequent Notes") and common share purchase warrants (the "2023 Initial Warrants" and the common share purchase warrants under the 2023 Subsequent Units, the "2023 Subsequent Warrants"). Effective September 30, 2023, IntelGenx and the Company amended the Subscription Agreement (the “Amended Subscription Agreement”), allowing the Company, subject to obtaining certain shareholder approvals, (the "Call Option") to purchase up to an additional 7,401 convertible debenture units (the “Call Option Units”).

Notes Receivable and Loan Agreements

IntelGenx Term Loan, as amended

In March 2021, the Company and IntelGenx entered into a loan agreement (the "Original Loan Agreement") for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. The Original Loan Agreement was amended in September 2021, which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million. In August 2023, the Company and IntelGenx entered into the first amendment to the amended and restated loan agreement (the "First Amendment") which, among other things, extended the maturity date from January 5, 2024 to January 5, 2025. Effective September 30, 2023, the Company and IntelGenx entered into a second amendment to the amended and restated loan agreement (the "Second Amendment", and together with the Original Loan Agreement and the First Amendment, the "IntelGenx Term Loan") which entitles the Company to convert any portion of the outstanding and unpaid principal and accrued interest into common shares of IntelGenx at a conversion price per share of $0.185. In March 2024, the Company and IntelGenx entered into the Third Amendment (together with the Original Loan Agreement, the First Amendment, and the Second Amendment, the “IntelGenx Term Loan”) pursuant to which the Company immediately provided an additional $1.0 million term loan (“Tranche 1 Additional Term Loan”), and would provide an additional $1.0 million term loan (“Tranche 2 Additional Term Loan”) contingent upon certain of the Company's clinical milestones. In connection with the Third Amendment, the Company received warrants to purchase up to 4.0 million shares of IntelGenx Common Shares (defined below) at an exercise price of $0.17 ("2024 Warrants").

IntelGenx Convertible Notes

On August 30, 2023, the Company and IntelGenx entered into the Subscription Agreement (as described above), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "Initial Units"), with each convertible debenture unit consisting of (i) $1,000 principal amount convertible promissory notes (the “2023 Initial Notes”); and (ii) 5,405 common share purchase warrants of IntelGenx.

In November 2023, upon shareholder approval, the Company paid $0.8 million for the 2023 Subsequent Units, which included the 2023 Subsequent Notes.

IntelGenx 2023 Term Loan Note

In December 2023, the Company and IntelGenx entered into a new term loan agreement under which the Company provided IntelGenx with an aggregate principal amount of $0.5 million (the “2023 Term Loan Note”). The loan bears an annualized interest rate of 14.0% compounding monthly. Principal and interest outstanding shall be due and payable from proceeds of future IntelGenx fundraising.

IntelGenx Liquidation and Acquisition of IGX

In May 2024, IntelGenx announced that its board of directors authorized IntelGenx to bring an application in the Quebec Superior Court to seek protection from creditors under the Companies' Creditors Arrangement Act (“CCAA”) to allow time to review its strategic alternatives. IntelGenx was granted protection pursuant to an initial order ("Initial Order"), which also authorized interim debtor-in-possession financing ("DIP Financing") provided by the Company in order to allow IntelGenx to continue its operations during a restructuring process. Pursuant to the DIP Financing, the Company and IntelGenx entered into a senior secured super-priority, interim, non-revolving multiple draw credit facility ("DIP Loan") up to a maximum of CDN $8.0 million. Subsequently, IntelGenx obtained approval to implement a sale and investment solicitation process (the "SISP" and the approval, the "SISP Approval Order"). As part of the SISP Approval Order, the Court approved the agreement of a purchase and sale between IntelGenx and the Company, solely for the purpose of constituting the “Stalking Horse Bid" under the SISP. The Stalking Horse Bid established a baseline price and deal structure for the solicitation of superior bids from qualified interested parties.

On September 30, 2024, the Superior Court of Quebec issued an Approval and Vesting Order, sanctioning the transactions contemplated in ATAI’s stalking horse bid, which consisted of the Company acquiring IGX, the operating company and subsidiary of IntelGenx. The acquisition closed on October 2, 2024.

The transaction was structured as a credit bid, which resulted in the Company receiving all issued and outstanding shares of IGX in exchange for the discharge of all senior secured debt payable by IntelGenx, which included the DIP Loan and the IntelGenx Term Loan. For more information regarding the Company's IntelGenx notes receivable and debt instruments refer to Notes 6 and 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

The transaction was further structured to include only the assets and liabilities the Company designated within their Stalking Horse Bid (the “Purchase Transaction”).

The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The purchase consideration transferred on October 2, 2024 (the "Acquisition Date") was $5.7 million, which was the fair value of the aforementioned discharged debt. The Company did not include any cash or equity as part of the consideration transferred.

The following table sets forth the allocation of the IGX purchase price to the estimated fair value of the net assets acquired at the Acquisition Date (in thousands):

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

5. Variable Interest Entities

Consolidated VIEs

At each reporting period, the Company reassesses whether it remains the primary beneficiary for Variable Interest Entities (“VIEs”) consolidated under the VIE model.

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company has accounted for the following consolidated investments as VIEs, excluding the wholly owned subsidiaries:

Consolidated Entities	Relationship as of March, 31, 2025	Relationship as of December 31, 2024	Date Control Obtained	Ownership % March 31, 2025	Ownership % December 31, 2024
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%

As of March 31, 2025 and December 31, 2024, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

Consolidated VIE Balance Sheets

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of March 31, 2025 (in thousands):

	Perception	Recognify
Assets:
Current assets:
Cash	$171	$1,874
Accounts receivable	—	—
Prepaid expenses and other current assets	88	42
Total current assets	259	1,916
Total assets	$259	$1,916
Liabilities:
Current liabilities:
Accounts payable	$534	$498
Accrued liabilities	57	940
Other current liabilities	18	1
Total current liabilities	609	1,439
Total liabilities	$609	$1,439

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all consolidated VIEs as of December 31, 2024 (in thousands):

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

Perception
Balance as of December 31, 2024	$257
Net loss attributable to noncontrolling interests - preferred	(34)
Comprehensive income attributable to noncontrolling interests	(2)
Balance as of March 31, 2025	$221

	Perception	Kures	Recognify	Total
Balance as of December 31, 2023	$428	$369	$557	$1,354
Net loss attributable to noncontrolling interests - preferred	(100)	(25)	(539)	(665)
Comprehensive loss attributable to noncontrolling interests	17	7	—	24
Balance as of March 31, 2024	$345	$350	$18	$713

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”) and Beckley Psytech Limited (collectively “non-consolidated VIEs”) and determined that the investments are VIEs as of the date of the Company’s initial investment through March 31, 2025. The Company is not the primary beneficiary of the non-consolidated VIEs as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of the non-consolidated VIEs that would require consolidation as of March 31, 2025 and December 31, 2024.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 6). As of March 31, 2025 and December 31, 2024, the Company’s maximum exposure for its non-consolidated VIEs was $10.0 million, respectively, of Short-term restricted cash for the purchase of Beckley Deferred Shares (as defined and described in Note 6).

6. Investments

Other investments held at fair value

As of March 31, 2025 and December 31, 2024, the carrying values of Other investments held at fair value were as follows (in thousands):

	March 31, 2025	December 31, 2024
COMPASS Pathways plc	$19,751	$26,104
Beckley Psytech Additional Warrants	3,302	2,783
Total	$23,053	$28,887

COMPASS Pathways plc

COMPASS Pathways plc (“COMPASS”) is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company first acquired investments in COMPASS in December 2018 with additional investments through 2021, and accounted for its investment under the equity method until August 2023. In August 2023, COMPASS closed a financing round, in which the Company did not participate, and the Company's ownership interest in COMPASS was reduced to 15.4%.

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

Based on quoted market prices, the market value of the Company’s ownership in COMPASS was $19.8 million and $26.1 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company has recorded the change in fair value of other investments held at fair value in its unaudited condensed consolidated statements of operations of $6.3 million and $4.1 million, respectively.

IntelGenx Technologies Corp.

In October 2024, the Company acquired all issued and outstanding shares of IGX. As of March 31, 2025, the Company continues to hold multiple investments in IntelGenx which consist of common shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, (the 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants are collectively referred to as the “Warrants”), and Call Option Units, which are measured at fair value. As of March 31, 2025 and December 31, 2024, both the Warrants and Call Option have a fair value of zero as IntelGenx continues to be party to proceedings under the CCAA. For the three months ended March 31, 2024, the Company recognized a $1.4 million gain in Change in fair value of assets and liabilities, net relating to the IntelGenx equity instruments in its unaudited condensed consolidated statements of operations. For more information regarding the Company's investment in IntelGenx equity securities, refer to Notes 5 and 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Strategic Development Agreement

Prior to the Company's acquisition of IGX in October 2024 and pursuant to the Strategic Development Agreement, the Company engaged IntelGenx to conduct research and development projects (“Development Projects”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company could select four (4) program products. As of the effective date of the Strategic Development Agreement, the Company nominated two (2) program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three months ended March 31, 2024, research and development expense relating to the Strategic Development Agreement was $0.1 million, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement. After the Company's acquisition of IGX in October 2024, any work performed with respect to the Development Projects is recorded as intercompany transactions and eliminated upon consolidation in accordance with the Company's accounting policies.

Other investments

The Company’s investments in the preferred stock of Innoplexus, GABA and Beckley Psytech Limited are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to common stock.

During the three months ended March 31, 2025 and 2024, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2025 and 2024 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on its analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

During the three months ended March 31, 2025 and 2024 there were no observable changes in price recorded related to the Company’s Other investments.

As of March 31, 2025 and December 31, 2024, the carrying values of other investments, which consisted of investments in the investee’s preferred stock not in the scope of ASC 323 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Beckley Psytech Limited	$42,079	$42,079
Total	$42,079	$42,079

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

Subscription and shareholders' agreement

On January 3, 2024, the Company entered into a subscription and shareholders' agreement with Beckley Psytech and certain other shareholders as identified in the agreement ("the SSA"). Pursuant to the terms of the SSA, the Company (a) has the right to acquire 24,096,385 newly issued series C preferred shares, par value £0.0001 per share, of Beckley Psytech (the “Series C Shares”) for a total purchase price of $40 million (the “Primary Investment”); and (b) undertakes to enter into a Share Purchase Deed (the “Secondary Sale SPA”) within 10 business days, pursuant to which the Company will acquire a total of 11,153,246 shares of Beckley Psytech from certain existing shareholders of Beckley Psytech (the “Secondary Sale” and together with the Primary Investment, the “Investment”), all of which will be re-designated into Series C Shares immediately prior to completion of the Secondary Sale.

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

Also under the SSA, the Company has the right to receive additional warrants to purchase Series C Shares in the event Beckley Psytech issues equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech, each such warrant is exercisable at an exercise price of $1.66 per share. Each of the warrants described above are exercisable upon delivery of a written notice to Beckley Psytech (the "Additional Warrants").

Initial Subscription

On January 3, 2024, the Company made an initial payment of $25 million for 15,060,241 Series C Shares at a subscription share price of $1.66 (the “Initial Shares”) and delivered the executed deferred payment escrow agreement ("Escrow Agreement") to Beckley Psytech which was the condition for the closing of the transaction (the “Initial Subscription”).

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

Secondary Sale

On January 18, 2024, the Company and Beckley Psytech entered into the Secondary Sale SPA pursuant to which the Company agreed to purchase 11,153,246, £0.0001 par value, re-designated Series C shares (the “Secondary Sale Shares”) at a price of $0.8966 per share from the existing shareholders for an aggregate consideration of $10.0 million. On January 18, 2024, the Secondary Sale Shares were acquired by the Company.

Upon each of closing of the Initial Subscription, execution of the Escrow Agreement, and acquisition of the Secondary Sale Shares, the Company recognized a fair value of $35.3 million in Other Investments in the consolidated balance sheets related to the Initial Shares, Secondary Shares, and Series C Warrants and a fair value of $2.6 million in Other investments held at fair value related to the Additional Warrants.

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

Pursuant to the Escrow Agreement, the Company recognized the fair value of the Deferred Shares as additional consideration for its investment in Beckley as the fair value of the Deferred Shares was less than the purchase price of $1.66 per share. The Company recognized a $2.9 million liability for the Deferred Shares recorded within Other current liabilities in its unaudited condensed consolidated balance sheets. Upon Beckley drawing on the Escrow Agreement, the Company will reduce its liability related to the Deferred Shares and recognize gain or loss based on the fair value of the Series C shares as Other income (expense), net in the unaudited condensed consolidated statements of operations.

Escrow Agreement Draw

In October 2024, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew $5.0 million from the escrow account and the Company was credited 3,012,048 Series C shares. The Company determined that the fair value of the shares received was $5.3 million, which is recorded as Other investments in the unaudited condensed consolidated balance sheets. The Company reflects the remaining $10.0 million held in escrow in Short-term restricted cash for other investments within the consolidated balance sheets as of March 31, 2025. The Company reflects the remaining $1.9 million liability related to the Deferred Shares in Other current liabilities within the unaudited condensed consolidated balance sheets as of March 31, 2025.

Additional Warrants

The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the $2.6 million fair value at the SSA transaction date in Other investments held at fair value in the consolidated balance sheets, with subsequent changes in fair value being reflected through the unaudited condensed consolidated statements of operations in the Change in fair value of assets and liabilities, net.

In May 2024, Beckley Psytech issued equity pursuant to the deferred equity arrangement, and, per the SSA, the Company received 4,393,400 warrants. The Company determined that once it received the Additional Warrants, they no longer meet the definition of a derivative instrument under ASC 815. The Company qualified for and elected to account for the warrants under ASC 321, and recorded the warrants received in Other Investments in the unaudited condensed consolidated balance sheets. At the time of receipt, the warrants had a fair value of $1.5 million.

As of March 31, 2025 and December 31, 2024, the remaining Additional Warrants had a fair value of $3.3 million and $2.8 million, respectively, recorded in Other investments held at fair value in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the Company recorded a $0.5 million gain and an immaterial amount, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

GABA Therapeutics, Inc.

GABA is a California based biotechnology company focused on developing GRX-917 for the treatment of anxiety, depression and a broad range of other neurological disorders. The Company is deemed to have significant influence over GABA through its total ownership interest in GABA’s equity, including the Company’s investment in GABA’s common and preferred stock, and the Company’s noncontrolling representation on GABA’s board of directors.

The Company’s investment in GABA’s common stock was accounted for in accordance with the equity method, and the carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of March 31, 2025.

The Company’s 2019 investment of $5.5 million in GABA’s preferred stock did not meet the criteria for in-substance common stock, and the Company recognized its investment in GABA’s preferred stock under the measurement alternative pursuant to ASC 321.

As of March 31, 2025, the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. As of March 31, 2025 and December 31, 2024, the investment in GABA’s preferred stock had a carrying value of zero. During the three months ended March 31, 2025 and 2024, the Company recognized its proportionate share of GABA’s net loss of zero and $1.7 million, respectively, as Losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations. For more information regarding the Company's investment in GABA, refer to Note 5 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018 with an additional investment in December 2020, bringing its aggregate ownership percentage to 35%. The Company's ownership percentage remains at 35% as of March 31, 2025

The Company had significant influence over Innoplexus through its noncontrolling representation on the investee’s supervisory board. Accordingly, the Company’s investment in Innoplexus’ common stock was accounted for in accordance with the equity method. The Company’s investment in Innoplexus’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Innoplexus’ preferred stock was accounted for under the measurement alternative under ASC 321. The carrying value of the Company’s investment in Innoplexus was zero as of March 31, 2025 and December 31, 2024.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.3 million and $2.2 million as of March 31, 2025 and December 31, 2024, respectively, which is included in Other liabilities in the Company’s unaudited condensed consolidated balance sheets.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of March 31, 2025.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	March 31, 2025	December 31, 2024
	GABA	GABA
Current assets	$175	$112
Noncurrent assets	409	-
Total assets	$585	$112

Current liabilities	$2,333	$2,805
Noncurrent assets	820	-
Total liabilities	$3,153	$2,805

Statements of operations

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	GABA	GABA
Loss from continuing operations	$(255)	$(1,701)
Net loss	$(255)	$(1,701)

7. Notes Receivable

IntelGenx Technologies Corp.

Prior to the Company's acquisition of IGX in October 2024, the Company had outstanding loan agreements and convertible notes with IntelGenx, which are measured at fair value. The Company discharged its secured debt it held with IntelGenx, which included the DIP Loan and the IntelGenx Term Loan, in consideration of its acquisition of IGX. The Company continues to hold the 2023 Initial Notes, the 2023 Subsequent notes, and the IntelGenx 2023 Term Loan Note with IntelGenx, which continues to be subject to protections under the CCAA. The Company determined that the fair value of the 2023 Initial Notes, the 2023 Subsequent notes, and the 2023 Term Loan Note with IntelGenx was zero as of March 31, 2025 and December 31, 2024. For more information regarding the Company's notes receivable refer to Note 6 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

For the three months ended March 31, 2024, the Company recognized a $1.7 million gain in Change in fair value of assets and liabilities, net relating to the IntelGenx notes receivable in its unaudited condensed consolidated statements of operations. Additionally, for the three months ended March 31, 2024, the Company recognized an immaterial amount of interest income associated IntelGenx notes receivables.

8. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$31,570	$—	$—	$31,570
Investment in securities at fair value:
U.S. treasuries	—	49,917	—	49,917
Digital assets	4,788	—	—	4,788
Other investments held at fair value	19,751	—	3,302	23,053
	$56,109	$49,917	$3,302	$109,328
Liabilities:
Short-term convertible promissory note conversion option - related party	$—	$—	$1,044	1,044
Short-term convertible promissory note conversion option	—	—	1,689	1,689
Contingent consideration liability - related party	—	—	110	110
Contingent consideration liabilities	—	—	212	212
	$—	$—	$3,055	$3,055

	Fair Value Measurements as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,196	$—	$—	$6,196
Investment in securities at fair value:
U.S. treasuries	—	44,825	—	44,825
Other investments held at fair value	26,104	—	2,783	28,887
	$32,300	$44,825	$2,783	$79,908
Liabilities:
Short-term convertible promissory note conversion option - related party	$—	$—	$995	$995
Short-term convertible promissory note conversion option	—	—	1,616	1,616
Contingent consideration liability - related party	—	—	110	110
Contingent consideration liabilities	—	—	212	212
	$—	$—	$2,934	$2,934

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

For the three months ended March 31, 2025 and 2024, the Company recognized a $0.5 million and $1.3 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Digital assets

In March 2025, the Company invested in Bitcoin to diversify its treasury investment strategy. Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and are therefore categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets on the Company's unaudited condensed consolidated statements of operations during the period in which they occur.

For the three months ended March 31, 2025, the Company recognized a $0.2 million loss related to the change in fair value in its Bitcoin holding recognized as a Change in fair value of digital assets in its unaudited condensed consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

As described in Note 6 above, following COMPASS' August 2023 financing, the Company determined that it no longer had significant influence over COMPASS and accounted for its COMPASS investment at fair value under ASC 321 with any changes in fair value recorded as a Change in fair value of assets and liabilities, net in its consolidated statements of operations. The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value. For the three months ended March 31, 2025 and 2024, the Company recognized a $6.3 million loss and a $4.1 million loss within Change in fair value of assets and liabilities, net, respectively.

Beckley Psytech

As described in Note 6, the Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the unaudited condensed consolidated statements of operations in the Change in fair value of assets and liabilities, net. For the three months ended March 31, 2025 and 2024, the Company recorded a $0.5 million gain and an immaterial amount, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

The fair value of the Beckley Additional Warrants was calculated using the following significant unobservable inputs:

		March 31, 2025	December 31, 2024

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Black-Scholes	Option pricing approach:
	Probability of issuances under deferred equity arrangement	55% - 80%	55% - 80%
	Volatility	100%	95%

IntelGenx Technologies Corp.

IntelGenx equity investments

As described in Note 6, prior to the completion of the Company's acquisition of IGX in October 2024, the Company's investment in IntelGenx included common shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, (the 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants are collectively referred to as the “Warrants”), and Call Option. The fair value of these instruments were estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Considering relevant facts and circumstances, the Company estimated a zero fair value to be attributable to the Warrants and the Call Option as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2024, the Company recognized a $1.4 million gain in Change in fair value of assets and liabilities, net relating to the IntelGenx equity instruments in its unaudited condensed consolidated statements of operations. For more information regarding the Company's equity investments, refer to Notes 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

IntelGenx notes receivable

As described in Note 7, prior to October 2024, the Company's notes receivable with IntelGenx included the IntelGenx Term Loan, the 2023 Initial Notes, the 2023 Subsequent Notes, the DIP Loan, and the 2023 Term Loan Note. The fair value of these instruments were estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Considering relevant facts and circumstances, the Company estimated the fair value attributable to the various notes receivables with IntelGenx based on the remaining fair value of the underlying collateral. As the 2023 Initial Notes, 2023 Subsequent Notes, and the 2023 Term Loan Note were not secured by the underlying collateral, the Company determined the fair value of IntelGenx Unsecured Debt to be zero as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2024, the Company recognized a

$1.7 million gain in Change in fair value of assets and liabilities, net relating to the IntelGenx notes receivable in its unaudited condensed consolidated statements of operations. For more information regarding the Company's equity investments, refer to Notes 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Contingent consideration liability – related party

The contingent consideration liability - related party in the fair value measurement table in this Note 8 above relate to milestone and royalty payments in connection with the acquisition of Perception Neuroscience Holdings, Inc. (“Perception”). The fair value of the contingent consideration liabilities—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
the probability and timing of achieving the specified milestones and royalties as of each valuation date,
•
the probability of executing the license agreement,
•
the expected first year of revenue, and
•
market-based discount rates.

Perception

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of March 31, 2025 and December 31, 2024, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.1 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

The fair value of the Perception contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		March 31, 2025	December 31, 2024

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.6%	11.6%
	Probability of the milestone	5.0%	5.0%
Discounted cash flow with scenario-based method	Royalty contingent consideration:
	Discount rate for royalties	3.8% - 4.3%	3.8% - 4.3%
	Discount rate for royalties on milestones	3.8% - 4.3%	3.8% - 4.3%
	Probability of success rate	5.0%	5.0%

Contingent Consideration Liabilities

The contingent consideration liabilities in the fair value measurement table in this Note 8 above relates to milestone payments in connection with the acquisition of DemeRx IB, Inc. ("DemeRx"), and TryptageniX. The fair value of the contingent consideration liabilities were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

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

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of March 31, 2025 and December 31, 2024 used inputs that were unobservable inputs with the most significant being the discount rates and the probability of success of certain clinical milestones, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

The fair value of the DemeRx contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		March 31, 2025	December 31, 2024

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.7%-11.8%	11.7%-11.8%
	Probability of the milestone	4.0% - 5.0%	4.0% - 5.0%

TryptageniX

The fair value of the contingent liability for TryptageniX was estimated to be an immaterial amount as of March 31, 2025 and December 31, 2024. The contingent liability is comprised of R&D milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Convertible Promissory Note

As described in Note 14, in December 2023 and April 2024, the Company entered into subscription agreements with each of a noteholder and a related party noteholder, respectively (together the "Subscription Agreements") whereby each of the noteholder and the related party noteholder exchanged their ATAI Life Sciences AG notes (the "Old AG Notes") into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. (the "New NV Notes"). The exchange resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Short-term convertible promissory notes and derivative liability and Short-term convertible promissory notes and derivative liability - related party, respectively, in the unaudited condensed consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the Company recognized a loss of $0.1 million and $1.7 million, respectively, as a result of the change in fair value of the New NV Notes.

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

A significant input that is included in the valuation of the conversion feature as of March 31, 2025 and December 31, 2024 is volatility of 100.0% and 75.0%, respectively.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Beckley Psytech Additional Warrants	Contingent Consideration Liabilities - Related Parties (i)	Contingent Consideration Liabilities (ii)	New NV Notes Conversion Feature
Balance as of December 31, 2024	$2,783	$110	$212	$2,611
Change in fair value, including interest	519	—	—	122
Balance as of March 31, 2025	$3,302	$110	$212	$2,733

(i) Includes Perception milestone based contingent consideration liability.
(ii) Includes contingent consideration liability related to DemeRx IB Stock Purchase as well as contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

	IntelGenx Convertible Notes Receivable	IntelGenx Investments Held at Fair Value (i)	Contingent Consideration Liability - Related Parties (ii)	Contingent Consideration Liability (iii)	New NV Notes Conversion Feature	Beckley Psytech Additional Warrants
Balance as of December 31, 2023	$11,202	$6,124	$620	$1,637	$2,385	$—
Initial fair value of instrument	988	420	—	—	—	2,645
Change in fair value, including interest	1,712	1,429	(13)	(231)	1,734	—
Balance as of March 31, 2024	$13,902	$7,973	$607	$1,406	$4,119	$2,645

(i) Includes, Initial Warrants, Additional Unit Awards, 2023 Initial Warrants, 2023 Subsequent Warrants, and Call Option Units.
(ii) Includes Perception's milestone-based contingent consideration liability.
(iii) Includes the contingent consideration liability related to DemeRx IB Stock Purchase and the contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development related expenses	$4,508	$4,900
Tax receivables	1,490	1,348
Other	1,384	775
Prepaid insurance	392	772
Total	$7,774	$7,795

10. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Manufacturing equipment	$1,572	$1,572
Furniture and fixtures	973	973
Laboratory and office equipment	236	236
Computer equipment	152	152
Construction-in-process	267	—
	$3,200	$2,933
Less: accumulated depreciation and amortization	518	398
Total	$2,682	$2,535

As of March 31, 2025, substantially all of the Company’s in use manufacturing equipment, laboratory and office equipment, computer equipment, and construction-in-process were located in Canada and were comprised of assets acquired in connection with the Company's acquisition of IGX. The Company had $1.0 million of manufacturing equipment not in service located in Germany also acquired in connection with the Company's acquisition of IGX. As of March 31, 2025 and December 31, 2024, approximately $0.7 million and $0.7 million of the Company's remaining property and equipment was located in Germany, respectively, and $0.1 million and $0.1 million in the U.S, respectively.

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense on property and equipment was $0.1 million and an immaterial amount, respectively.

11. Intangible Assets, Goodwill, and Digital Assets

Intangible Assets

Definite-lived Intangible Assets

In connection with the Company’s acquisition of IGX (see Note 4 above), the Company acquired ownership and intellectual property rights to IGX’s Oral Thin Film (“OTF”) platform technology. This platform technology serves as the foundation and platform to deliver active pharmaceutical ingredients for both the Company’s and other potential customer products. Collectively, the OTF Technologies will serve as a platform for both the Company's and other potential customers' own products. The Company determined there to be legal and competitive factors that limit the useful life of these OTF Technologies and therefore designated them as a definite-lived intangible asset.

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

In addition to the definite-lived intangible assets above, the Company's definite-lived intangible assets also includes $0.6 million of internal-use software costs, which will be amortized over the estimated remaining useful life of approximately 2 years.

Indefinite-lived Intangible Assets

As of March 31, 2025, the Company owned various intellectual property, including clinical trial data from previously consolidated or wholly-owned subsidiaries and other intangible assets. The Company has designated each of these intangible assets to be indefinite-lived as there are no characteristics that limit each asset's useful life.

In December 31, 2024, the Company determined they were no longer pursuing digital therapeutics as an enabling technology for their product compounds. The Company performed an impairment assessment and concluded their in-process digital therapeutics application platforms were fully impaired. The carrying value of these indefinite-lived intangible assets prior to the Company's assessment was $0.9 million.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of March 31, 2025, the Company determined that no intangible assets were impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following (in thousands):

		March 31, 2025			December 31, 2024
	Remaining Useful Lives	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Impairment	Net Carrying Amount
OTF Technology	10 years	$2,433	$(113)	$2,320	$2,433	$(57)	$—	$2,376
gBelBuca manufacturing contract	19 years	192	(5)	187	192	(2)	—	190
Internal-use software	2 years	647	(496)	151	647	(466)	—	181
In-process research and development	indefinite-lived	142	—	142	1,059	—	(917)	142
Other	various	368	(11)	357	368	(11)	—	357
Total		$3,782	$(625)	$3,157	$4,698	$(536)	$(917)	$3,246

For the three months ended March 31, 2025 and 2024, amortization expense related to these intangible assets was $0.1 million and zero, respectively.

Estimated future amortization expense for intangible assets subsequent to March 31, 2025 is as follows (in thousands):

2025	$323
2026	289
2027	249
2028	249
2029	249
Thereafter	1,299
$2,658

The weighted average remaining useful lives of all amortizable assets is approximately 9.8 years.

Goodwill

In connection with the Company's acquisition of IGX (see Note 4 above), the Company also recognized $0.3 million in goodwill, which was the difference between the amount of consideration associated with the transaction in excess of the fair value of net assets acquired. The goodwill is primarily attributable to the synergies of merging operations, expected future cash flows and the value of the acquired workforce. As of March 31, 2025 and December 31, 2024, the balance of goodwill was approximately $0.3 million, which is recorded as Goodwill on the Company's unaudited condensed consolidated balance sheets.

Digital Assets

During the three months ended March 31, 2025, the Company paid approximately $5.0 million in cash in return for approximately 58 Bitcoins. As of March 31, 2025, the Company's holdings in digital assets consisted exclusively of Bitcoin.

Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and are therefore categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets on the Company's unaudited condensed consolidated statements of operations during the period in which they occur.

The details of the activity related to the Company’s digital assets as of March 31, 2025 and December 31, 2024, are as follows (fair value in thousands):

	Units	Fair Value
Digital assets at December 31, 2024	—	$—
Additions	58.0	5,000
Unrealized loss	—	(212)
Digital assets at March 31, 2025	58.0	$4,788

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll	$2,276	$3,776
Accrued accounting, legal, and other professional fees	2,768	2,867
Accrued external research and development expenses	1,891	2,479
Accrued restructuring costs	1,063	—
Other liabilities	576	537
Taxes payable	106	188
Total	$8,680	$9,847

13. Leases

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

In connection with the Company's acquisition of IGX on October 2, 2024, the Company assumed lessee rights to approximately 43,000 square feet of office, lab, and manufacturing spaces in Montréal, Canada which expire in February 2026. The lease terms include an option to renew for an additional 5 years, which may be exercised at the Company's sole discretion.

In February 2025, the Company amended the lease agreements to exercise the aforementioned renewal option. As a result, the leases will now expire in February 2031. The Company adjusted the Operating lease right-of-use asset, net and lease liability by approximately $1.7 million to reflect the extended lease term. The amendment between the Company and the landlord does not entitle the Company to lease additional space.

The weighted-average remaining lease term for the Company’s operating leases as of March 31, 2025 was 5.0 years. The weighted-average discount rate for the Company’s operating leases as of March 31, 2025 was 10.3%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Right-of-use assets	Operating lease right-of-use asset, net	$2,905	$1,334
Current lease liabilities	Current portion of lease liability	287	477
Non-current lease liabilities	Non-current portion of lease liability	2,587	732

Expenses related to leases is recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three months ended March 31, 2025 and 2024 (in thousands):

		For the Three Months Ended March 31,
Lease Cost Components	Statement of Operations Classification	2025	2024
Operating lease cost	Operating expenses: General and administrative	$100	$121
Operating lease cost	Operating expenses: Research and Development	90	—
Short-term lease cost	Operating expenses: General and administrative	44	34
Total lease cost		$234	$155

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended
2025	$393
2026	789
2027	836
2028	608
2029	502
Thereafter	604
Total lease payments	$3,732
Less: Imputed interest	(858)
Present value of lease liabilities	$2,874

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137	$436
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,709	$—

14. Debt

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

In April 2021, the Company undertook a corporate reorganization. Upon the corporate reorganization, ATAI Life Sciences N.V became the sole shareholder of ATAI Life Sciences AG. In connection with the corporate reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares of ATAI Life Sciences AG to ATAI Life Sciences N.V. and received sixteen shares in ATAI Life Sciences N.V. for every one share of ATAI Life Sciences AG. In 2023, certain November 2018 noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V for an immaterial amount. As of December 31, 2023, all notes issued in November 2018 have been converted and the only outstanding Convertible Notes are those issued in October 2020. As of March 31, 2025, the Convertible notes issued in October 2020 continue to be outstanding.

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

In December 2023 and April 2024, the Company entered into subscription agreements with each of the noteholder and related party noteholder, respectively (together the "Subscription Agreements") and exchanged their respective Old AG Notes into New NV Notes. The Company determined that the note exchanges were modifications of the debt. The Exchange Agreements and Subscription Agreements resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the Exchange Agreements modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability in the consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, in the consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the Company recognized a loss of $0.1 million $1.7 million, respectively, as a result of the change in fair value of the New NV Notes.

As of March 31, 2025 and December 31, 2024, the fair value of the Short-term convertible Notes and derivative liability was $1.9 million and $1.8 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the Short-term convertible promissory note and derivative liability - related party was $1.2 million and $1.2 million, respectively.

Term Loan

Hercules Loan and Security Agreement

In August 2022 (the “Closing Date”), the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement the “Hercules Loan Agreement”. The Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (as amended by that certain First Amendment to the Loan and Security Agreement, dated as of March 13, 2023, the "First Amendment”, that Second Amendment to the Loan and Security Agreement, dated as of May 26, 2023, the “Second Amendment,” that Third Amendment to the Loan and Security Agreement, dated August 14, 2024, the “Third Amendment,” and that Fourth Amendment to the Loan and Security Agreement, dated as of January 6, 2025, the "Fourth Amendment," collectively, the “2022 Term Loan Facility”).

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

On January 6, 2025 (the “Fourth Amendment Date”), the Borrowers and certain Subsidiary Guarantors entered into the Fourth Amendment with the Lenders and Hercules, in its capacity as the Agent, which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment the “2022 Term Loan Agreement”) to, among other things, consent to the conversion of ATAI AG from a German stock corporation (Aktiengesellschaft – AG) into a German limited liability company (Gesellschaft mit beschränkter Haftung – GmbH).

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if the Company raises at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to June 30, 2025, and satisfies certain other specified conditions (the “Extension Condition Two”). The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.30% and (ii) 9.05%; provided, that if the Extension Condition Two is satisfied, the rate of interest in the foregoing clause (i) is prime rate as reported in The Wall Street Journal plus 4.05%. Accrued interest is payable monthly following the funding of each term loan advance. The Company may make payments of interest only, without any loan amortization payments until September 1, 2025, which date may be extended to March 1, 2026 if Extension Condition Two is achieved. At the end of the interest only period, the Company is required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

The 2022 Term Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the 2022 Term Loan Agreement requires that beginning on October 1, 2024, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, the Company shall at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the Company and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of March 31, 2025, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

The Company incurred financing expenses related to the Hercules Loan Agreement, which are recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in other income, net in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, interest expense included $0.1 million and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

Outstanding debt obligations are as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$20,000	$20,000
End of the term charge	1,390	1,390
Less: unamortized issuance discount	(100)	(123)
Less: unamortized issuance costs	(41)	(51)
Less: unamortized end of term charge	(583)	(709)
Net carrying amount	20,666	20,507
Less: current maturities	(11,366)	(6,374)
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$9,300	$14,133

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $21.3 million as of March 31, 2025, and $21.5 million as of December 31, 2024, respectively. The fair value of the debt obligations under the 2022 Term Loan Facility represent Level 3 measurements within the fair value hierarchy.

15. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of supervisory directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of March 31, 2025 and December 31, 2024, no cash dividends have been declared or paid.

In November 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell its common shares, nominal value €0.10 per share, having an aggregate offering price of up to $150.0 million, from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent. There have been no sales under the Sales Agreement for the three months ended March 31, 2025 and 2024.

In February 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Berenberg Capital Markets LLC in connection with the issuance and sale by the Company in a public offering of 26,190,477 of its common shares, at a public offering price of $2.10 per share, less underwriting discounts and commissions. The common shares were offered pursuant to a registration statement on Form S-3 filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 as well as a prospectus supplement filed with the SEC on February 13, 2025. Under the terms of the Underwriting Agreement, the Company granted to the Underwriter an option exercisable for 30 days to purchase up to an additional 3,928,571 common shares at the public offering price, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, the Underwriter exercised the option to purchase the full amount of the additional 3,928,571 common shares.

The net proceeds from the offering of the common shares were approximately $59.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

16. Stock-Based Compensation

atai Equity Incentive Plans

The Company has stock options and restricted stock units (“RSUs”) outstanding under various equity incentive plans, including the 2020 Incentive Plan, 2021 Incentive Plan, and HSOP Plan, which are further described in Note 15 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

As of March 31, 2025, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of March 31, 2025, 46,066,136 shares were available for future grants under the 2021 Incentive Plan.

As of March 31, 2025, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2024 to March 31, 2025:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	40,042,922		$3.81	7.29	$5,119
Granted	9,345,259	(i)	1.55	—	—
Exercised	(627,655)		0.63	—	—
Cancelled or forfeited	(3,330,628)		4.65	—	—
Outstanding as of March 31, 2025	45,429,898	(ii)	$3.32	7.65	$4,908
Options exercisable as of March 31, 2025	24,143,992		$4.42	6.52	$4,359

(i)
Includes (a) 5,502,859 stock options granted in March 2025 with 25% vesting on January 1, 2026 and the remaining over a three-year service period and (b) 3,842,400 stock options that will vest over a four-year service period.
(ii)
The 21,285,906 outstanding unvested stock options includes (a) 13,674,299 stock options that will continue to vest over a one to four-year service period, (b) 5,502,859 stock options granted in March 2025 with 25% vesting on January 1, 2026 and the remaining over a three-year service period (c) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, and (d) 992,654 stock options that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, and (e) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 was $1.25 per option. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was $1.23 per option.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the three months ended March 31, 2025, the assumptions used in the Black-Scholes option pricing model were as follows:

	March 31,
	2025	2024
Weighted average expected term in years	6.01	5.98
Weighted average expected stock price volatility	99.8%	73.4%
Risk-free interest rate	3.97% - 4.47%	3.78% - 4.15%
Expected dividend yield	0%	0%

For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to stock options of $3.1 million and $5.1 million, respectively.

As of March 31, 2025, total unrecognized compensation cost related to the unvested stock options was $25.2 million, which is expected to be recognized over a weighted average period of 2.89 years.

Restricted Stock Unit activity under the 2021 Incentive Plan

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

The following is a summary of restricted stock unit activity from December 31, 2024 to March 31, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	719,557	$1.18
Granted	—	—
Vested	719,557	1.18
Forfeited	—	—
Unvested at March 31, 2025	—	—

For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to restricted stock units of $0.2 million and $0.4 million, respectively.

The total fair value of restricted stock units vested during the three months ended March 31, 2025 was $0.8 million. As of March 31, 2025, there was no unrecognized compensation cost related to the unvested stock-based awards.

Stock Option activity under HSOP Plan

The HSOP Options outstanding noted below consist of service and performance-based options to request the distribution of HSOP Shares. These HSOP Options have a fifteen-year contractual term. These HSOP Options vested over a three to four-year service period. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity under the HSOP Plan from December 31, 2024 to March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	6,921,829	$6.64	11.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of March 31, 2025	6,921,829	$6.64	10.76	$—
Options exercisable as of March 31, 2025	6,921,829	$6.64	10.76	$—

As shown above, the Company did not grant any new HSOP options during the three months ended March 31, 2025 or 204. For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense of zero and $0.1 million, respectively.

As of March 31, 2025, there was no unrecognized compensation cost related to the unvested stock-based awards.

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

For the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation expense of an immaterial amount and $0.1 million, respectively, in relation to subsidiary EIPs. As of March 31, 2025, there was an immaterial amount of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 0.9 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the unaudited condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2025, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended March 31, 2025
	atai 2020 and 2021 Incentive Plans	Other Subsidiary Equity Plans	Total
Research and development	$962	$4	$966
General and administrative	2,389	—	$2,389
Total stock-based compensation expense	$3,351	$4	$3,355

The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2024, which includes expense related to stock options and restricted stock unit awards (in thousands):

	For the three months ended March 31, 2024
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiary Equity Plans	Total
Research and development	$2,043	$—	$115	$2,158
General and administrative	3,478	117	7	$3,602
Total stock-based compensation expense	$5,521	$117	$122	$5,760

17. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effects for discrete items are recorded in the period in which they occur. The Company recorded an immaterial amount of income tax expense for both the three months ended March 31, 2025 and 2024, respectively. The income tax expense recorded for the three months ended March 31, 2025 was primarily driven by tax expense of subsidiaries in the United States and the United Kingdom. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

18. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2025	2024
Basic and Diluted EPS
Numerator:
Net loss	$(26,465)	$(27,378)
Net loss attributable to noncontrolling interests	(34)	(665)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(26,431)	$(26,713)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	176,271,176	158,891,067
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.15)	$(0.17)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of March 31,
	2025	2024
Options to purchase common stock	45,429,898	43,573,274
HSOP options to purchase common stock	6,921,829	6,921,829
2018 short-term convertible promissory notes - related parties	2,367,200	2,367,200
2018 short-term convertible promissory notes	3,818,704	3,818,704
Unvested restricted stock units	—	1,183,797
	58,537,631	57,864,804

19. Commitments and Contingencies

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

20. License Agreements

Otsuka License and Collaboration Agreement

As described in Note 3, Perception entered into the Otsuka Agreement under which Perception granted exclusive rights to Otsuka to develop and commercialize products containing arketamine, known as PCN-101 in Japan for the treatment of any depression, including treatment-resistant depression, or major depressive disorder or any of their related symptoms or conditions at its own cost and expense. Perception retained all rights to PCN-101 outside of Japan. In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective April 24, 2025. Following the effective termination date, the Company will no longer be eligible to receive any milestone payments or royalties pursuant to the Otsuka Agreement.

For the three months ended March 31, 2025 and 2024 there were no milestones achieved or revenue recognized under the Otsuka Agreement.

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

During the three months ended March 31, 2025 and 2024, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three months ended March 31, 2025 and 2024, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three months ended March 31, 2025 and 2024, the Company recorded zero and $0.4 million, respectively, as research and development expense in the unaudited condensed consolidated statement of operations. During the three months ended March 31, 2025 and 2024, respectively, Invyxis made no other service fee payments to Dalriada.

Rizafilm LLC License and Supply Agreement

As described in Note 3, in January 2025, the Company, through its wholly-owned subsidiary IGX, entered into an APA and a Supply Agreement with Rizafilm. Under the APA, IGX sold licensing and intellectual property rights of IGX's oral thin film technology and under the Supply Agreement, subject to approval by the FDA, IGX will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice.

During the three months ended March 31, 2025, the Company recognized $0.2 million of the upfront fee paid by Rizafilm as license revenue. Also, for the three months ended March 31, 2025, no purchase orders have been placed by Rizafilm in connection to the Supply Agreement.

Psilera Acquisition

In February 2025, the Company entered into an Intellectual Property Assignment & License Agreement with Psilera, Inc. (“Psilera”) under which the Company has acquired Psilera's DMT (dimethyltryptamine) patent portfolio, including all granted and pending patents related to DMT and other related psychedelics. In return, the Company paid Psilera an upfront fee of $0.8 million upon execution of the agreement, which is recognized as research and development expenses in the unaudited condensed consolidated statement of operations. The Company may also be required to pay Psilera up to approximately $82.3 million upon the achievement of certain regulatory and sales milestones, in addition to certain sales-based royalties over a ten-year period.

The Company has determined the regulatory and sales milestones to meet the requirements of contingent consideration acquired via an asset acquisition. As described in Note 2 above, the Company has elected the practical expedient under FASB's Statement 141 for the accounting of the regulatory and sales milestones. Under this guidance, the contingent consideration will be recorded once the contingencies are resolved and the consideration is issued or becomes issuable.

During the three months ended March 31, 2025, the Company did not make any other payments to Psilera in connection with the Intellectual Property Assignment & License Agreement. Additionally, as of March 31, 2025, the Company did not record any contingent liabilities in connection with the Psilera Agreement.

21. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders Apeiron, among other shareholders, contributed their investments in COMPASS, Innoplexus and Juvenescence to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 23.3% and 20.1% of the outstanding common stock in the Company as of March 31, 2025 and December 31, 2024, respectively.

Consulting Agreement with Mr. Angermayer

In January 2024, the Company and Mr. Angermayer entered into the Termination and New Consultancy Agreement (the “2024 Consultancy Agreement"). Pursuant to the 2024 Consultancy Agreement, the parties agreed to terminate the original consulting agreement between ATAI AG and Mr. Angermayer dated January 16, 2021 (the “Original Consultancy Agreement”) and enter into a new consultancy agreement between the Company and Mr. Angermayer to, among other things, extend the term of the Original Consultancy Agreement to January 5, 2028, increase the services to include various business objectives (including related to business and finance, communication and investor relations), and provide for the grant of an option to purchase 1,658,094 shares of the Company that vests over four years in part based on continued service and in part based on the Company's total shareholder return compared to the four-year total shareholder return of the companies comprising the XBI.

As a result of the 2024 Consulting Agreement, for the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million and an immaterial amount, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, the Company recognized an immaterial amount and $0.1 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

Apeiron's Purchase of Common Shares

As mentioned in Note 15 above, in February 2025, the Company entered into an Underwriting Agreement in connection with the issuance and sale by the Company in a public offering of its common shares. Apeiron participated in the public offering, purchasing 10,835,718 common shares at a price per share of $2.10.

22. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. The Company recognized $0.1 million and $0.2 million of related compensation expense for the three months ended March 31, 2025 and 2024, respectively.

23. Corporate Restructuring

2025 Restructuring

In March 2025, the Company eliminated approximately 25% of its global workforce as part of a restructuring initiative in order to reduce operational costs and extend the Company's cash runway.

Restructuring expense related to the workforce reduction was incurred primarily during the three months ended March 31, 2025, resulting in $1.1 million of restructuring expense, which consisted of $1.1 million of cash expenditures for severance and other employee separation-related costs and an immaterial amount of stock-based compensation expense. Of the restructuring expense, for the three months ended March 31, 2025, $0.4 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of March 31, 2025, net restructuring liabilities totaled approximately $1.1 million, which are included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

2024 Restructuring

In February 2024, the Company eliminated approximately 10% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

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

A reconciliation of the restructuring charges and related payments for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	As of March 31,
	2025	2024
Restructuring costs expensed during the period	$1,098	$1,925
Non-cash impact of stock-based compensation	(35)	(358)
Cash payments of restructuring liabilities, net	—	(1,237)
Ending Restructuring liability	$1,063	$330

24. Segment Reporting

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

The Company's primary operations are located in the United States, Germany, and Canada. The measure of segment assets is reported on the Company's consolidated balance sheets as total assets. Refer to Note 10 for more information regarding the Company's property and equipment assets by geographic region.

The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company does recognize revenue through its licenses of intellectual property and development agreements. Refer to Notes 3 and 20 for more information.

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

The Company's reportable segment net loss, including significant segment expenses, for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	For the three months ended March 31,
	2025	2024
License revenue	$202	$—
Research and development services revenue	1,353	—
Total revenue	$1,555	$—
Research and Development
VLS-01	2,341	2,088
EMP-01	370	517
RL-007	2,046	1,855
Discovery (Non-hallucinogenic)	354	60
Other programs(i)	1,176	1,267
Personnel and employee-related expenses(ii)	2,902	2,919
Non-cash share-based compensation expense	962	2,141
Depreciation and Amortization	58	—
Other Expenses(iii)	1,119	683
General and Administrative
Personnel and employee-related expenses(ii)	3,325	4,066
Non-cash share-based compensation expense	2,385	3,267
Accounting and Tax Fees	1,107	1,786
Legal & Intellectual Property Fees	1,939	1,352
Insurance	422	861
Depreciation and Amortization	158	83
Other Expenses(iii)	1,261	1,140
Interest income	186	307
Interest expense	(900)	(687)
Other segment items(iv)	(5,381)	(2,913)
Segment and consolidated net loss	$(26,465)	$(27,378)

(i) Includes direct expenses related to PCN-101, KUR-101, RLS-01, EGX-121, IGX, enabling technologies, and other discovery programs.
(ii) Includes labor, benefits, and personnel-based restructuring expenses.
(iii) Includes, professional consulting services, facilities costs, technology and communication costs, and miscellaneous fees.
(iv) Includes benefit from research and development tax credit, change in fair value of assets and liabilities, net, change in fair value of digital assets, foreign exchange gains (losses), net, benefit (provision) for income taxes, and losses from investments in equity method investees, net of tax.

25. Subsequent Events

Beckley Escrow Drawdown

On April 1, 2025, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew $10.0 million from the escrow account and the Company was credited 6,024,096 Series C shares.

Hercules Payoff

On May 2, 2025, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, on May 2, 2025 (the “Payoff Date”), the Borrower paid off the outstanding loan amount of approximately $21.8 million in full in repayment of the Company’s outstanding obligations under the Hercules Loan Agreement, and thereby terminated the Hercules Loan Agreement. Due to the early prepayment, the Borrower incurred a prepayment fee equal to 0.50% of the outstanding principal balance for a total of $0.1 million, which was offset by a savings of approximately $2.1 million of interest due under the full amortization payment schedule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our Form 10-K (the "Annual Report") filed with the SEC on March 17, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" in our Annual Report and may be updated from time to time in our other filings with the SEC.

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

Mental health disorders are highly prevalent and estimated to affect more than one billion people globally. The economic burden of these disorders is substantial and is growing rapidly. Between 2009 and 2019, spending on mental health care in the United States increased by more than 50%, reaching $225 billion, and a Lancet Commission report estimates that the global economic cost will reach $16 trillion by 2030. While current treatments, such as selective serotonin reuptake inhibitors (“SSRIs”) and serotonin-norepinephrine reuptake inhibitors (“SNRIs”) are well established and effective for certain patients, approximately 65% of patients do not achieve remission of their symptoms after up to four antidepressant treatment trials, translating to a significant unmet medical need.

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

We do not have any products approved for sale and have not generated any revenue from product sales; however, we have recognized revenue from license and research and development arrangements. We have funded our operations to date primarily with proceeds from the sale of our common shares and issuances of convertible notes.

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

•
VLS-01 (Dimethyltryptamine (“DMT”)) for treatment-resistant depression (“TRD”);
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

Beckley Psytech Strategic Investment

We have a strategic investment in Beckley Psytech Limited ("Beckley Psytech"), a private clinical-stage biopharmaceutical company developing two investigational compounds: BPL-003, mebufotenin benzoate, for TRD and alcohol use disorder ("AUD"), and ELE-101, psilocin, for the treatment of major depressive disorder ("MDD"). Our investment in Beckley Psytech is included in Other Investments in our consolidated balance sheets.

Recognify Life Sciences Strategic Investment

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

IntelGenx Corp. Acquisition

In October 2024, we acquired IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”), a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for our development candidate, VLS-01.

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

In February 2024 and March 2025, we conducted a reduction in force of approximately 10% and 25%, respectively, of our global workforce aligning with our current business model. Refer to Note 23 in the Notes to the unaudited condensed consolidated financial statements in Part I, Item 1 for further information.

Our Pipeline

Our pipeline encompasses product candidates across multiple neuropsychiatric indications including depression, anxiety and CIAS. The table below summarizes the status of our core product candidate portfolio, including those in development by the companies in which we are invested, as of the date of this Quarterly Report.

Psychedelic Programs & Strategic Investments

VLS-01: DMT for TRD

•
VLS-01 is an investigational proprietary oral transmucosal film formulation of DMT applied to the buccal surface, designed to fit within the established two-hour interventional psychiatry treatment paradigm.
•
Continued to enroll patients in Elumina, a Phase 2, multicenter, double-blind, randomized, placebo-controlled trial to assess the safety and efficacy of repeated doses of VLS-01 in approximately 142 patients with TRD. Topline data are anticipated in the first quarter of 2026.
•
Presented data from the Phase 1 study of VLS-01 at the Society of Biological Psychiatry ("SOBP") annual meeting.

EMP-01: R-MDMA for SAD

•
EMP-01 is an oral formulation of R-MDMA that demonstrated unique, dose-dependent subjective effects in a Phase 1 trial that was generally found to be more similar to classical psychedelics than to racemic MDMA.
•
Dosed the first patient in the exploratory, randomized, double-blind, placebo-controlled Phase 2 study of EMP-01 to assess the safety, tolerability and efficacy in approximately 60 adults with SAD. Topline data are anticipated in the first quarter of 2026.

Novel 5-HT2A Receptor Agonists (including the discovery of non-hallucinogenic neuroplastogens)

•
Novel 5-HT2A receptor agonists were discovered that maintain non-hallucinogenic potential based on their inability to fully-substitute for a traditional psychedelic in rodent drug discrimination studies. These differentiated 5-HT2A receptor agonists are being further optimized and studied in a series of animal models to assess therapeutic potential.
•
Presented a poster on the Identification of Lead 5-HT2A Receptor Agonists for use in Treatment Resistant Depression with Non-hallucinogenic Potential and Low Valvulopathy Liability at the International Festival of Neuroscience BNA 2025.

BPL-003: Mebufotenin benzoate for TRD and AUD (via Strategic Investment in Beckley Psytech)

•
BPL-003 is an intranasal transmucosal formulation of mebufotenin benzoate designed to fit within the established two-hour interventional psychiatry treatment paradigm.
•
Beckley Psytech remains on track to report topline results in mid-2025 from the eight-week core phase of the randomized, quadruple-masked, global Phase 2b study of BPL-003 in 196 patients with TRD.
•
Beckley Psytech also remains on track to report topline data from Part 2 of its Phase 2a study of BPL-003 in combination with selective serotonin reuptake inhibitors (SSRIs) for TRD in the second quarter of 2025.
•
Beckley Psytech presented data from Part 1 of its open-label Phase 2a trial in patients with TRD at SOBP 2025.

Non-Psychedelic Program & Strategic Investment

RL-007: Pro-cognitive neuromodulator for CIAS (via Strategic Investment in Recognify)

•
RL-007 is an orally bioavailable compound that has demonstrated pro-cognitive effects in multiple pre-clinical and clinical studies, including two Phase 1 and two Phase 2 trials.
•
Recognify Life Sciences remains on track to report topline data in mid-2025 from the Phase 2b proof-of-concept study of RL-007 in 234 patients living with CIAS.
•
Recognify Life Sciences presented RL-007 preclinical data at SOBP 2025.

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

Acquisitions/Investments

To continue to grow our business and to aid in the development of our various product candidates, we are strategically acquiring and investing in companies that share our common goal towards advancing transformative treatments, including psychedelic compounds, for patients that suffer from mental health disorders.

Components of Our Results of Operations

Revenue

On March 11, 2021, we entered into a license and collaboration agreement (the "Otsuka Agreement"), with Otsuka Pharmaceutical Co., LTD ("Otsuka"), under which we granted exclusive rights to Otsuka to develop and commercialize certain products containing arketamine in Japan for the treatment of depression and other select indications. We received an upfront, non-refundable payment of $20.0 million in June 2021 and we are also eligible to receive up to $35.0 million if certain development and regulatory milestones are achieved and up to $66.0 million in commercial milestones upon the achievement of certain commercial sales thresholds. We are eligible to receive tiered royalties ranging from low-teens to high-teens on net sales of licensed products subject to reduction in certain circumstances. In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective April 24, 2025. We did not recognize any revenue pursuant to the Otsuka Agreement in 2025 and following the effective termination date, we will no longer be eligible to receive any milestone payments or royalties.

As a full service contract development and manufacturing organization, IGX offers services that include pharmaceutical research and development and the manufacturing of pharmaceutical products by leveraging its proprietary drug delivery technologies. IGX recognizes license and research and development revenue from the use of its proprietary drug delivery technologies in its customers' products.

We do not expect to generate any revenue from the sale of our core psychedelic product candidates or non-psychedelic product candidates unless and until such time that these product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from year-to-year as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. Our ability to generate future revenues will also depend on our ability to complete preclinical and clinical development of product candidates or obtain regulatory approval for them.

The Company has not generated any revenues to date from the sale of its core psychedelic product candidates or non-psychedelic product candidates and does not anticipate generating any revenues from the sale of either unless and until it successfully completes development and obtains regulatory approval to market its product candidates.

Research and development services revenue

As described above, IGX performs recognizes revenue from the development and manufacturing of novel oral thin film products for the pharmaceutical market.

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

Other expense, net

Interest income

Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for the research and development of our product candidates and ongoing business operations.

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

Change in fair value of short-term notes receivable - related party, net

Change in fair value of short-term notes receivable - related party consists of subsequent remeasurements of our convertible notes receivable with IntelGenx, for which we elected the fair value option, prior to the completion of our acquisition of IGX in October 2024.

Change in fair value of short-term convertible notes receivable - related party

Change in fair value of short-term convertible notes receivable - related party consists of subsequent remeasurements of our convertible notes receivable with IntelGenx, for which we elected the fair value option, prior to the completion of our acquisition of IGX in October 2024.

Change in fair value of other investments held at fair value

Change in fair value of other investment held at fair value consists of subsequent remeasurements of our investments held at fair value, including COMPASS Pathways plc ("COMPASS") and IntelGenx prior to the completion of our acquisition of IGX in October 2024, for which we have elected the fair value option, as well as additional contingent warrants held with Beckley Psytech.

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

Change in fair value of contingent consideration liabilities

Change in fair value of contingent consideration liabilities consists of subsequent remeasurements of our contingent consideration liabilities related to our acquisition of DemeRx IB, Inc. ("DemeRx IB"), and TryptageniX, Inc. ("TryptageniX") for which we record at fair value.

Change in fair value of short-term convertible promissory notes and derivative liability

Change in fair value of short-term convertible promissory notes and derivative liability consists of subsequent remeasurements of certain convertible notes issued in 2020.

Change in fair value of short-term convertible promissory notes and derivative liability - related party

Change in fair value of short-term convertible promissory notes and derivative liability consists of subsequent remeasurements of certain convertible notes issued in 2020 to a related party.

Change in fair value of digital assets

Change in fair value of digital assets consists of the subsequent remeasurement of our Bitcoin holding as Bitcoin is measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60.

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

Other expense, net

Other expense, net consists principally of the changes in the carrying values of our assets and liabilities and net gains (losses) recognized on the sale of certain of our assets.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of March 31, 2025. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law.

We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of March 31, 2025, we had no additional unrecognized tax benefits.

Losses from Investments in Equity Method Investees, Net of Tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (unaudited)

	For the three months ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
License revenue	$202	$—	202	100%
Research and development services revenue	1,353	—	1,353	100%
Total revenue	$1,555	$—	1,555	100%
Operating expenses:
Research and development	11,328	11,530	(202)	(2%)
General and administrative	10,597	12,555	(1,958)	(16%)
Total operating expenses	21,925	24,085	(2,160)	(9%)
Loss from operations	(20,370)	(24,085)	3,715	(15%)
Other expense, net:
Interest income	186	307	(121)	(39%)
Interest expense	(900)	(687)	(213)	31%
Benefit from research and development tax credit	28	205	(177)	(86%)
Change in fair value of assets and liabilities, net	(5,497)	(1,200)	(4,297)	358%
Change in fair value of digital assets	(212)	—	(212)	100%
Foreign exchange gain (loss), net	456	(216)	672	(311%)
Other expense, net	—	(5)	5	(100%)
Total other expense, net	(5,939)	(1,596)	(4,343)	272%
Net loss before income taxes	(26,309)	(25,681)	(628)	2%
Benefit from (provision for) income taxes	(156)	4	(160)	(4000%)
Losses from investments in equity method investees, net of tax	—	(1,701)	1,701	(100%)
Net loss	$(26,465)	$(27,378)	$913	(3%)
Net loss attributable to noncontrolling interests	(34)	(665)	631	(95%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(26,431)	$(26,713)	$282	(1%)

License Revenue

We recognized $0.2 million and no license revenue for the three months ended March 31, 2025 and 2024, respectively. The revenue recognized for the three months ended March 31, 2025 is related to IGX's license agreements with its customers.

Research and Development Services Revenue

We recognized $1.4 million and no research and development services revenue for the three months ended March 31, 2025 and 2024, respectively. The revenue recognized for the three months ended March 31, 2025 is related to certain research and development services performed by IGX for its customers.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Core Psychedelic Programs
VLS-01	$2,341	$2,088	$253	12%
Discovery (Non-Hallucinogenic)	370	517	(147)	(28%)
EMP-01	354	60	293	486%
Non-Psychedelic Program
RL-007	2,046	1,855	191	10%
Other Programs	1,176	1,201	(25)	(2%)
Enabling Technologies and Drug Discovery Platforms	—	66	(66)	(100%)
Unallocated research and development expenses:
Personnel expenses	3,863	5,059	(1,196)	(24%)
Professional and consulting services	121	581	(460)	(79%)
Depreciation	58	—	58	100%
Other	998	103	895	872%
Total research and development expenses	$11,328	$11,530	$(202)	(2%)

Research and development expenses were $11.3 million for the three months ended March 31, 2025, compared to $11.5 million for the three months ended March 31, 2024. The decrease of $0.2 million was primarily attributable to a $1.2 million decrease in personnel expenses (inclusive of $1.2 million decrease in stock based compensation and $0.1 million increase in restructuring costs), a $0.5 million decrease in professional services costs, and a $0.1 million decrease in costs related to our enabling technologies and drug discovery platform as discussed below. The decrease was partially offset by a $0.9 million increase in other expenses (inclusive of $0.8 million related to the Psilera agreement), a $0.6 million increase in direct costs for our Core Psychedelic Programs, Non-Psychedelic Programs, and Other Programs as discussed below, and a $0.1 million increase in depreciation expense.

Core Psychedelic Programs

VLS-01: DMT for TRD

The $0.3 million net increase in direct costs was primarily due to a $1.2 million increase of clinical development costs related to our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 study of VLS-01, as compared to costs incurred during the three months ended March 31, 2024 for our Phase 1b trial of VLS-01 designed to evaluate the efficacy, safety, tolerability, PK and PD of VLS-01 delivered using our proprietary OTF formulation, as well as $0.2 million of increased manufacturing costs. These increases were partially offset by a $1.1 million decrease in preclinical development costs that were incurred to support our now ongoing Elumina trial.

Discovery (Non-Hallucinogenic)

The $0.1 million decrease in discovery costs was primarily due to a $0.1 million decrease of preclinical development costs related to our novel 5-HT2A receptor agonists.

EMP-01: R-MDMA for SAD

The $0.3 million increase in direct costs for our EMP-01 program was primarily due to a $0.3 million net increase in clinical development costs relating the start-up of an exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01.

Non-psychedelic Program

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $0.2 million increase in direct costs for our RL-007 program was primarily due to an increase of $0.4 million of clinical development costs relating to our Phase 2b clinical trial for RL-007 in CIAS. This increase was partially offset by a $0.1 million decrease in manufacturing costs and $0.1 million of preclinical development costs.

Other Programs

The direct costs for our other programs remained consistent year-over-year. The costs incurred for the three months ended March 31, 2025 included $0.5 million in costs from IGX, which were offset by a $0.2 million decrease in costs for our PCN-101 program, $0.2 million decrease in our EGX-121 program, and a $0.1 million decrease in IBX-210 costs.

Enabling Technologies and Drug Discovery Platforms

The $0.1 million decrease in our enabling technologies and drug discovery platforms primarily relates to the wind-down costs of our Invyxis, TryptageniX, InnarisBio, and Psyber programs.

General and Administrative Expenses

General and administrative expenses were $10.6 million for the three months ended March 31, 2025 compared to $12.6 million for the three months ended March 31, 2024. The $2.0 million decrease was largely attributable to a $1.3 million decrease in personnel and travel related costs (inclusive of $0.8 million decrease in stock-based compensation and a $1.0 million decrease in restructuring costs), $0.2 million decrease in legal and professional service expenses, and a $0.5 million decrease in insurance costs.

Other expense, net

Interest income

Interest income for the three months ended March 31, 2025 and 2024 primarily consisted of interest earned on our cash balances during these periods. We recognized interest income of $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Interest expense

Interest expense for three months ended March 31, 2025 and 2024 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility with Hercules Capital, Inc. Interest expense was $0.9 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Canadian Tax Authorities as an immaterial benefit for the three months ended March 31, 2025. We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.2 million for the three months ended March 31, 2024.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the three months ended March 31, 2025 and 2024 we recognized a gain of $0.5 million and $1.3 million, respectively, relating to the change in fair value of securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our short-term notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the three months ended March 31, 2025 and 2024 we recognized zero and immaterial losses, respectively, related to the change in the fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the three months ended March 31, 2025 we recognized no change in fair value. During the three months ended March 31, 2024, we recognized a $1.7 million gain related to the change in fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our American Depository Shares ("ADS") holdings in COMPASS, IntelGenx related investments, prior to the completion of our acquisition, and additional contingent warrants issued by Beckley Psytech. During the three months ended March 31, 2025, we recognized a $6.3 million loss related to our ADS holdings in COMPASS Pathways plc and a $0.5 million gain related to additional contingent warrants issued by Beckley Psytech Limited. For the three months ended March 31, 2024, we recognized a $4.1 million loss related to our ADS holdings in COMPASS Pathways plc and a $1.4 million gain related to our investments in IntelGenx.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and is subsequently remeasured to fair value. For the three months ended March 31, 2025 and 2024 we recognized an immaterial change in fair value, respectively.

Change in fair value of contingent consideration liability

In October 2023, we acquired shares of the noncontrolling interest of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the three months ended March 31, 2025 and 2024 we recognized zero change in fair value and a $0.2 million loss, respectively, related to the DemeRx IB contingent consideration.

In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the three months ended March 31, 2025 and 2024, we recognized zero change in fair value, respectively, related to the TryptageniX contingent consideration.

Change in fair value of short-term convertible promissory notes

In December 2023, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the three months ended March 31, 2025 and 2024, we recognized a $0.1 million loss and a $1.7 million loss, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Change in fair value of short-term convertible promissory notes - related party

In April 2024, certain related party 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI Life Sciences NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the three months ended March 31, 2025, we recognized an immaterial loss due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV. We did not recognize any change in fair value for the three months ended March 31, 2024.

Change in fair value of digital assets

Change in fair value of digital assets consists of the subsequent remeasurement of the Company's Bitcoin holding as Bitcoin is measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60. For the three months ended March 31, 2025, we recognized a $0.2 million loss related to the change in fair value. We did not recognize any change in fair value for the three months ended March 31, 2024.

Foreign exchange loss, net

We recorded a gain of $0.5 million related to foreign currency exchange rates for the three months ended March 31, 2025 and a loss of $0.2 million related to foreign currency exchange rate for the three months ended March 31, 2024. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro and the U.S. dollar on our foreign denominated balances.

Other expense, net

We incurred an immaterial amount of other expense for the three months ended March 31, 2025 and 2024, respectively.

Benefit from (provision for) income taxes

We incurred $0.2 million of current income tax expense for the three months ended March 31, 2025 compared to an immaterial amount of current income tax benefit for the three months ended March 31, 2024. Our current income tax expense relates to tax expense of subsidiaries in the United States and the United Kingdom.

Losses from Investments in Equity Method Investees

Losses from investment in equity method investees for the three months ended March 31, 2025 and 2024 was zero and $1.7 million, respectively. Loss from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2025 and 2024, we had net losses attributable to ATAI Life Sciences N.V. shareholders of $26.4 million and $26.7 million, respectively. As of March 31, 2025 and December 31, 2024, our accumulated deficit was $726.6 million and $700.2 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future until we are able to commercialize any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, convertible promissory notes, investments, and sales of common shares, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

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

Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities with third parties and government grants. The Company recognizes revenue from license and research and development arrangements through IGX.

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

As of March 31, 2025 the Convertible Notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.1 million).

Investments

A significant potential source of non-dilutive funding resides in our investment in COMPASS's ADS, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $19.8 million as of March 31, 2025.

Digital Assets

A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions. Based on quoted market prices, the market value of our ownership in Bitcoin was $4.8 million as of March 31, 2025.

ATM Agreement

In November 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell our common shares, having an aggregate offering price of up to $150.0 million, from time to time through an “at-the-market” equity offering program under which Jefferies will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. There have been no sales under the Sales Agreement during the period ended March 31, 2025.

Underwritten Offering

In February 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Berenberg Capital Markets LLC in connection with the issuance and sale by us in a public offering of 26,190,477 of our common shares, at a public offering price of $2.10 per share, less underwriting discounts and commissions. The common shares were offered pursuant to our registration statement on Form S-3 (File No. 333-265970) filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 as well as a prospectus supplement filed with the SEC on February 13, 2025. Under the terms of the Underwriting Agreement, we granted to the Underwriter an option exercisable for 30 days to purchase up to an additional 3,928,571 common shares from us at the public offering price, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, the Underwriter exercised the option to purchase an additional 3,928,571 common shares.

The net proceeds from the offering of our common shares were approximately $59.2 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

Liquidity Risks

As of March 31, 2025, we had cash and cash equivalents of $48.3 million, restricted cash of $10.0 million, and short-term securities of $49.9 million. We believe our cash, cash equivalents, and short-term securities will be sufficient to fund our operations for at least the next twelve months following the date of this Quarterly Report on Form 10-Q, and, based on our current operating plan, we currently estimate that our existing cash, cash equivalents, and short-term securities will be sufficient to fund operations into 2027.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(17,841)	$(22,573)
Net cash provided by (used in) investing activities	(11,014)	11,471
Net cash provided by financing activities	59,605	—
Effect of foreign exchange rate changes on cash	32	(64)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,782	$(11,166)

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.8 million for the three months ended March 31, 2025, which consisted of a net loss of $26.5 million, adjusted by non-cash charges of $10.4 million and a net cash outflow of $1.7 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted of a $5.9 million loss related to the change in fair value of assets and liabilities, net, $3.4 million related to stock-based compensation, $0.2 million of depreciation and amortization, $0.1 million of non-cash lease expense, and $0.1 million related to amortization of debt discount. These losses were partially offset by a $0.5 million non-cash gain related to unrealized foreign exchange revaluation. The net cash outflows of $1.7 million from the change in operating assets and liabilities were primarily due to a $1.7 million decrease in accrued liabilities and a $0.1 million increase in prepaid expenses and other assets, partially offset by an immaterial increase in accounts payable.

Net cash used in operating activities was $22.6 million for the three months ended March 31, 2024, which consisted of a net loss of $27.4 million, adjusted by non-cash charges of $9.8 million and a net cash outflow of $5.0 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted of $5.8 million of stock-based compensation, $1.7 million of losses from our equity method investments, $1.8 million loss related to the change in fair value of assets and liabilities, net, $0.2 million of unrealized foreign exchange losses, $0.1 million change in right-of-use asset, $0.1 million in depreciation and amortization expense and $0.1 million amortization of debt discount. The net cash outflows from the change in operating assets and liabilities were primarily due to a $0.7 million decrease in accounts payable and a $4.3 million decrease in accrued liabilities.

Net Cash Provided by (used in) Investing Activities

Net cash used in investing activities was $11.0 million for the three months ended March 31, 2025, primarily driven by $5.0 million of cash paid for securities at fair value, $5.0 million of cash paid for digital assets, $0.8 million of cash paid for Psilera asset acquisition, and $0.3 million of cash paid for property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $59.6 million for the three months ended March 31, 2025, primarily driven by the $59.2 million of net cash proceeds from our February 2025 equity offering and $0.4 million in proceeds from stock option exercises.

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

As of March 31, 2025, the Convertible Notes had a principal balance of $0.4 million. If all convertible notes were converted, the Company would receive proceeds of €6.6 million ($7.1 million).

Hercules Term Loan

In August 2022 (the “Closing Date”), the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement the “Hercules Loan Agreement”. The Hercules Loan Agreement provides for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (as amended by that certain First Amendment to the Loan and Security Agreement, dated as of March 13, 2023, the "First Amendment”, that Second Amendment to the Loan and Security Agreement, dated as of May 26, 2023, the “Second Amendment,” that Third Amendment to the Loan and Security Agreement, dated August 14, 2024, the “Third Amendment,” and that Fourth Amendment to the Loan and Security Agreement, dated as of January 6, 2025, the "Fourth Amendment," collectively, the “2022 Term Loan Facility”).

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

On January 6, 2025 (the “Fourth Amendment Date”), the Borrowers and certain Subsidiary Guarantors entered into the Fourth Amendment with the Lenders and Hercules, in its capacity as the Agent, which amended that certain Loan and Security Agreement, dated August 9, 2022 (as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment the “2022 Term Loan Agreement”) to, among other things, consent to the conversion of ATAI AG from a German stock corporation (Aktiengesellschaft – AG) into a German limited liability company (Gesellschaft mit beschränkter Haftung – GmbH).

The 2022 Term Loan Facility will mature on August 1, 2026 (the “Maturity Date”), which may be extended until February 1, 2027 if the Company raises at least $175.0 million of unrestricted new net cash proceeds from certain permitted sources after the Closing Date and prior to June 30, 2025, and satisfies certain other specified conditions (the “Extension Condition Two”). The outstanding principal balance of the 2022 Term Loan Facility bears interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.30% and (ii) 9.05%; provided, that if the Extension Condition Two is satisfied, the rate of interest in the foregoing clause (i) is prime rate as reported in The Wall Street Journal plus 4.05%. Accrued interest is payable monthly following the funding of each term loan advance. The Company may make payments of interest only, without any loan amortization payments until September 1, 2025, which date may be extended to March 1, 2026 if Extension Condition Two is achieved. At the end of the interest only period, the Company is required to begin repayment of the outstanding principal of the 2022 Term Loan Facility in equal monthly installments.

The 2022 Term Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which includes a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the 2022 Term Loan Agreement requires that beginning on October 1, 2024, the Company shall maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, the Company shall at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that have not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant shall not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, including a material adverse effect, subject to certain exceptions, on the Company and ATAI AG’s, taken together, business, operations, properties, assets or financial condition, and subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by the Lenders. As of March 31, 2025, the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

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

On May 2, 2025, we and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, on May 2, 2025 (the “Payoff Date”), we paid off the outstanding loan amount of approximately $21.8 million in full in repayment of our outstanding obligations under the Hercules Loan Agreement, and thereby terminated the Hercules Loan Agreement.

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 17, 2025. In February 2025, the Company amended its lease agreements to exercise five year renewal options to extend use of lab and office space in Montreal, Canada. The leases will expire in February 2031. The amendment between the Company and the landlord does not entitle the Company to lease additional space.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Form 10-K and in Note 2 to our audited consolidated financial statements included in our Form 10-K. As disclosed in Note 2 to our audited consolidated financial statements included in our Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report, there were no material changes to our critical accounting policies from those discussed in our Form 10-K other than those disclosed in Note 2 of this Quarterly Report.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2025 we had cash and cash equivalents of $48.3 million, restricted cash of $10.0 million, and short-term securities of $49.9 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of March 31, 2025, we had $0.4 million in convertible promissory notes, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is generally the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the unaudited condensed consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the previous month. Gains or losses due to transactions in foreign currencies are included in interest and other income, net in our unaudited condensed consolidated statements of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. See Part I, Item I “Financial Statements (Unaudited) – Note 19, Commitments and Contingencies” in this Quarterly Report, which are incorporated herein by reference.

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

None.

c)
Insider trading arrangements and policies.

During the three months ended March 31, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect	S-3	333-265970	3.1	7/01/2022

3.2	Rules of the Management Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.2	6/11/2021

3.3	Rules of the Supervisory Board of ATAI Life Sciences N.V.	S-1/A	333- 255383	3.3	6/11/2021

10.1#	Amended and Restated Employment Agreement, dated January 8, 2025, between atai Life Sciences US, Inc. and Srinivas Rao	8-K	001-40493	10.1	1/10/2025

10.2†	Consent and Fourth Amendment to the Loan and Security Agreement between the Registrant, ATAI Life Sciences AG, certain of the Registrant’s subsidiaries from time to time party thereto as a guarantor, Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc. as administrative agent and collateral agent for itself and the lenders, dated January 6, 2025	10-K	001-40493	10.28	3/17/2025

10.3#†	Separation Agreement and Release between Sahil Kirpekar and atai Life Sciences US, Inc., dated April 24, 2025	8-K	001-40493	10.1	4/30/2025

10.4#	Consulting Agreement between Sahil Kirpekar and atai Life Sciences AG, dated April 3, 2025	8-K	001-40493	10.2	4/30/2025

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

ATAI LIFE SCIENCES N.V.

Date: May 14, 2025	By:	/s/ Srinivas Rao
Srinivas Rao
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Anne Johnson
Anne Johnson
Chief Financial Officer
(Principal Financial Officer)