Form 10-Q
period 2025-06-30
ATAI Life Sciences N.V.
filed 2025-08-14
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40493

ATAI Life Sciences N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prof. J.H. Bavincklaan 7 1183 AT Amstelveen The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

+49 89 2153 9035

(Registrant’s telephone number, including area code)

Wallstraße 16, 10179

Berlin, Germany

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

As of August 11, 2025, the registrant had 214,338,329 common shares, par value €0.10 per share, outstanding.

ATAI Life Sciences N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring and our pending corporate redomiciliation to the U.S.; potential acquisitions, partnerships and other strategic arrangements, including our pending transaction with Beckley Psytech Limited (“Beckley Psytech”); the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts; our limited operating history may make it difficult for you to evaluate the success of our business and to assess our future viability; risks related to the proposed transaction with Beckley Psytech; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will be successfully developed and/or receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as further updated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V. and its consolidated subsidiaries. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$61,940	$17,505
Securities carried at fair value	34,003	44,825
Short-term restricted cash for other investments	—	10,000
Prepaid expenses and other current assets	6,738	7,795
Total current assets	102,681	80,125
Property and equipment, net	2,899	2,535
Operating lease right-of-use assets, net	2,803	1,334
Other investments held at fair value	16,816	28,887
Other investments	53,947	42,079
Intangible assets, net	3,122	3,246
Goodwill	331	331
Digital assets	6,216	—
Other assets	389	850
Total assets	$189,204	$159,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,039	$2,616
Accrued liabilities	14,514	9,847
Current portion of lease liabilities	437	477
Short-term convertible promissory notes and derivative liability - related party	2,466	1,150
Short-term convertible promissory notes and derivative liability	3,694	1,840
Current portion of long-term debt	—	6,374
Other current liabilities	397	2,647
Total current liabilities	25,547	24,951

Contingent consideration liability - related party	110	110
Contingent consideration liabilities	212	212
Noncurrent portion of lease liabilities	2,619	732
Pre-funded warrant liabilities	13,758	—
Long-term debt, net	—	14,133
Other liabilities	3,033	2,695
Total liabilities	$45,279	$42,833
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 and $0.10 par value at June 30, 2025 and December 31, 2024, respectively); 750,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 212,244,597 and 167,959,752 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	23,547	18,785
Additional paid-in capital	895,486	816,185
Accumulated other comprehensive loss	(20,928)	(18,466)
Accumulated deficit	(754,367)	(700,207)
Total stockholders’ equity attributable to ATAI Life Sciences N.V. stockholders	143,738	116,297
Noncontrolling interests	187	257
Total stockholders’ equity	143,925	116,554
Total liabilities and stockholders’ equity	$189,204	$159,387

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
License revenue	$—	$273	$202	$273
Research and development services revenue	719	—	2,072	—
Total revenue	719	273	2,274	273
Operating expenses:
Research and development	11,092	12,605	22,420	24,136
General and administrative	14,900	13,397	25,497	25,952
Total operating expenses	25,992	26,002	47,917	50,088
Loss from operations	(25,273)	(25,729)	(45,643)	(49,815)
Other expense, net:
Interest income	248	118	434	425
Interest expense	(264)	(702)	(1,164)	(1,388)
Benefit from research and development tax credit	28	381	56	586
Change in fair value of assets and liabilities, net	(7,005)	(30,600)	(12,502)	(31,800)
Gain on other investments	3,794	—	3,794	—
Change in fair value of digital assets, net	1,428	—	1,216	—
Loss on extinguishment of debt	(1,317)	—	(1,317)	—
Foreign exchange gain (loss), net	1,460	122	1,916	(94)
Other expense, net	(752)	(667)	(752)	(672)
Total other expense, net	(2,380)	(31,348)	(8,319)	(32,943)
Net loss before income taxes	(27,653)	(57,077)	(53,962)	(82,758)
Provision for income taxes	(93)	(19)	(249)	(15)
Losses from investments in equity method investees, net of tax	—	(273)	—	(1,974)
Net loss	(27,746)	(57,369)	(54,211)	(84,747)
Net loss attributable to noncontrolling interests	(17)	(57)	(51)	(722)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(27,729)	$(57,312)	$(54,160)	$(84,025)
Net loss per share attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	$(0.14)	$(0.36)	$(0.29)	$(0.53)
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. stockholders — basic and diluted	196,563,699	160,387,701	186,473,494	159,643,518

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net loss	$(27,746)	$(57,369)	$(54,211)	$(84,747)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,780)	(246)	(2,462)	290
Comprehensive loss	$(29,526)	$(57,615)	$(56,673)	$(84,458)
Net loss attributable to noncontrolling interests	(17)	(57)	(51)	(722)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(17)	(13)	(19)	11
Comprehensive loss attributable to noncontrolling interests	(34)	(70)	(70)	(711)
Comprehensive loss attributable to ATAI Life Sciences N.V. stockholders	$(29,492)	$(57,544)	$(56,603)	$(83,746)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2023	166,026,396	$18,573	$794,787	$(19,460)	$(550,938)	$242,962	$1,354	$244,316
Issuance of shares upon restricted stock units vest	248,030	27	(27)	—	—	—	—	—
Stock-based compensation expense	—	—	5,760	—	—	5,760	—	5,760
Foreign currency translation adjustment, net of tax	—	—	—	535	—	535	24	559
Net loss	—	—	—	—	(26,713)	(26,713)	(665)	(27,378)
Balances at March 31, 2024	166,274,426	$18,600	$800,520	$(18,925)	$(577,651)	$222,544	$713	$223,257
Issuance of shares upon restricted stock units vest	1,221,033	135	(135)	—	—	-	—	-
Issuance of shares upon exercise of stock options	276,531	30	296	—	—	326	—	326
Adjustment to additional paid in capital upon acquiring additional interest in variable interest entity	—	—	(115)	—	—	(115)	—	(115)
Stock-based compensation expense	—	—	6,282	—	—	6,282	—	6,282
Adjustment to additional paid in capital upon debt modification	—	—	(3,590)	—	—	(3,590)	—	(3,590)
Foreign currency translation adjustment, net of tax	—	—	-	(246)	—	(246)	(13)	(259)
Net loss	—	—	-	—	(57,312)	(57,312)	(57)	(57,369)
Balances at June 30, 2024	167,771,990	$18,765	$803,259	$(19,171)	$(634,963)	$167,890	$643	$168,533

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	ATAI Life Sciences N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2024	167,959,752	$18,785	$816,185	$(18,466)	$(700,207)	$116,297	$257	$116,554
Issuance of shares upon exercise of stock options	627,655	67	330	—	—	397	—	397
Issuance of shares upon restricted stock units vest	1,069,057	118	(118)	—	—	—	—	—
Issuance of common shares, net of issuance costs of $4.1 million	30,119,048	3,151	55,966	—	—	59,117	—	59,117
Stock-based compensation expense	—	—	3,355	—	—	3,355	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	(682)	—	(682)	(2)	(684)
Net loss	—	—	—	—	(26,431)	(26,431)	(34)	(26,465)
Balances at March 31, 2025	199,775,512	$22,121	$875,718	$(19,148)	$(726,638)	$152,053	$221	$152,274
Issuance of shares upon exercise of stock options	2,475,744	285	950	—	—	1,235	—	1,235
Issuance of common shares, net of issuance costs of $1.1 million	9,993,341	1,141	16,132	—	—	17,273	—	17,273
Stock-based compensation expense	—	—	2,686	—	—	2,686	—	2,686
Foreign currency translation adjustment, net of tax	—	—	—	(1,780)	—	(1,780)	(17)	(1,797)
Net loss	—	—	—	—	(27,729)	(27,729)	(17)	(27,746)
Balances at June 30, 2025	212,244,597	$23,547	$895,486	$(20,928)	$(754,367)	$143,738	$187	$143,925

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(54,211)	$(84,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-term assets	443	165
Noncash lease expense	240	147
Amortization of debt discount	176	196
Stock-based compensation expense	6,041	12,042
Noncash change in the fair value of assets and liabilities, net	13,360	32,656
Gain on other investments	(3,794)	—
Noncash change in the fair value of digital assets, net	(1,216)	—
Loss on extinguishment of debt	1,317	—
Unrealized foreign exchange (gain) loss	(1,949)	47
Losses from investments in equity method investees, net of tax	—	1,974
Issuance costs allocated to pre-funded warrants	706	—
Other expense, net	883	853
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,281	1,095
Accounts payable	813	(764)
Accrued liabilities	3,975	(2,465)
Net cash used in operating activities	(31,935)	(38,801)
Cash flows from investing activities
Proceeds from sale and maturities of securities carried at fair value	11,059	128,616
Proceeds from sale of other investment held at fair value	3,856	—
Cash paid for securities carried at fair value	—	(86,924)
Cash paid for investments	(10,000)	(10,000)
Cash paid for digital assets	(5,000)	—
Cash paid for asset acquisition	(750)	—
Cash paid for short-term convertible notes receivable and warrant - related party	—	(2,000)
Cash paid for short term notes receivable - related party	—	(1,915)
Cash paid for capitalized internal-use software development costs	—	(5)
Cash paid for property and equipment	(395)	—
Net cash provided by (used in) investing activities	(1,230)	27,772
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	1,632	326
Proceeds from equity offerings, net	78,159	—
Proceeds from issuance of pre-funded warrants	11,549	—
Cash paid for common stock and pre-funded warrant issuance costs	(2,167)	—
Cash paid for debt extinguishment	(21,811)	—
Net cash provided by financing activities	67,362	326
Effect of foreign exchange rate changes on cash	238	2
Net increase (decrease) in cash, cash equivalents and restricted cash	34,435	(10,701)
Cash, cash equivalents and restricted cash – beginning of the period	27,505	45,034
Cash, cash equivalents and restricted cash – end of the period	$61,940	$34,333
Supplemental disclosures:
Cash paid for interest	$793	$1,129
Cash paid for taxes	$201	$376
Supplemental disclosures of noncash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$1,709	$—
Common stock and pre-funded warrant issuance costs in accounts payable and accrued liabilities	$307	$—
Purchase of property and equipment in accounts payable	$264	$—
Noncash exchange of convertible promissory note modification	$—	$3,586
Noncash commitment for debtor-in-possession loan	$—	$680
Noncash consideration for variable interest deconsolidation	$—	$115

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI LIFE SCIENCES N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

ATAI Life Sciences N.V. (“atai”, "Company"), headquartered in Amstelveen, Netherlands, is the parent company of ATAI Life Sciences GmbH (formerly ATAI Life Sciences AG) and, along with its subsidiaries, is a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders. Founded in 2018, atai emerged from the urgent need for better mental health solutions for patients who are under-served by current treatment options. The Company is advancing a pipeline of interventional psychiatric product candidates designed to address the complex nature of mental health disorders. The Company believes that these investigational compounds have the potential to become fast-acting, durable, and commercially scalable therapies for mental health patients in need of new treatment options.

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

These programs vary across stages of development, targeted indication and proposed mechanism of action, which the Company believes will improve the commercial potential and risk profile of our pipeline in the aggregate. The Company also prioritizes the development of, and investments in companies who are developing, compounds and compound classes that have shown potential for efficacy and safety in prior clinical trials or observational studies.

The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, third-party clinical research organizations and manufacturers, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development (“R&D”) efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales.

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

In June 2025, the Company announced it entered into a share purchase agreement by and among the Company, Beckley Psytech Limited and certain other parties thereto (the “SPA”), pursuant to which the Company agreed to acquire from the shareholders of Beckley Psytech (the “Sellers”) the entire issued share capital of Beckley Psytech not already owned by the Company by issuing to the Sellers 105,044,902 common shares in the capital of the Company with a nominal value of €0.10 per share (subject to certain adjustments). The transaction is expected to close in the fourth quarter of 2025, subject to approval of the share issuance by the Company’s shareholders and satisfaction of other customary closing conditions.

IntelGenx Corp.

In October 2024, the Company acquired all of the issued and outstanding shares of IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”). IntelGenx is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for the Company's product candidates, VLS-01. The acquisition was structured as a credit bid, whereby the Company agreed that its senior secured debt in IntelGenx was discharged in exchange for IGX shares. No Company equity or cash was exchanged in connection with this transaction.

In June 2025, IGX rebranded to Nualtis Corp. (“Nualtis”) as part of the subsidiary's transformation and long-term strategic vision.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2025, the Company had cash and cash equivalents of $61.9 million and short-term securities of $34.0 million and its accumulated deficit was $754.4 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its core psychedelic product candidates or non-psychedelic product candidates and does not anticipate generating any revenues from the sale of either unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company recognizes revenue from license and research and development arrangements through Nualtis.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of June 30, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

Ownership interests in entities over which the Company has significant influence, but not a controlling financial interest, are accounted for under either the alternative measurement under ASC Topic 321: Investments - Equity Securities (“ASC 321”) or as an equity method investment. Investments eligible for the measurement alternative under ASC 321 are carried at its initial cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investment of the same issuer. For equity method investments where the Company has not elected the fair value option, it records gains (losses) from investments in equity method investees, net of tax, for its proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If the Company makes subsequent additional investments in that same company, it may record additional gains (losses) based on changes to its investment basis and also may record additional income (loss) in equity method investments.

If the Company has elected the fair value option for an equity investment, the fair value of the investment will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

Significant Accounting Policies

During the six months ended June 30, 2025, the following changes were made to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of, and for, the year ended December 31, 2024:

Debt Extinguishments

When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (TDR) under ASC Topic 470-60, which requires debt modifications to be evaluated to determine if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether debt modification or debt extinguishment accounting is applicable. This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the note. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment.

If debt extinguishment guidance applies, the previous debt principal amount is removed, the previously capitalized debt issuance costs are expensed, the value of instruments exchanged are recorded, including cash, new debt, warrants and common stock, and a gain or loss on extinguishment of debt is recorded. If debt modification guidance applies, no gain or loss is recorded and the effective interest rate of the debt is updated based on the carrying value of the debt and the revised future cash flows. Any previously capitalized debt issuance costs in a debt modification are amortized as interest expense over the term of the new debt instrument.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and then in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. For equity classified warrants, no changes in fair value are recognized after the issuance date. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred.

Digital Assets

As a result of the Company's investment in Bitcoin in March 2025 as part of its treasury reserve diversification strategy, the Company recognized its investment in accordance with ASC 350-60 (as defined below). Under the guidance, Bitcoin and other crypto assets (“digital assets”) are accounted for as indefinite-lived intangible assets, are initially measured at cost, and are adjusted to fair value at the end of each reporting period. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting. Additionally, changes in fair value will be recorded in Change in fair value of digital assets on the Company's unaudited condensed consolidated statements of operations.

The Company expects to hold its digital assets as a long-term investment, and, therefore, they are classified as non-current assets as of June 30, 2025 on the unaudited condensed consolidated balance sheets.

Contingent Consideration Liabilities

The Company may record contingent consideration as part of the cost of either business combinations or asset acquisitions. For contingent consideration recognized as part of a business combination, the Company recognizes the contingent consideration in accordance with ASC Topic 805: Business Combinations (“ASC 805”) which is measured at the fair value as of the date of acquisition and accounted for under Contingent consideration liabilities or Contingent consideration liability - related party on the consolidated balance sheets. Contingent considerations from business combinations are remeasured on a quarterly basis, as appropriate, using a discounted cash-flow valuation technique until fulfillment of the contingency. Changes in the fair value of the contingent consideration are recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations.

For contingent consideration recognized as part of an asset acquisition, the Company must first assess whether the contingent consideration should be accounted for as either an embedded derivative under ASC Topic 815: Derivatives (“ASC 815”), or in accordance with an acquisition of an equity-method investment under Subtopic ASC 323-10 (“ASC 323-10”). Contingent consideration under the guidance of ASC 815 will be recorded as a derivative liability, which is measured at fair value and remeasured on a quarterly basis. Under the guidance of ASC 323-10, contingent consideration is recorded as a liability at the lesser of either the maximum amount of contingent consideration or the excess of the Company's share of the equity method investee's net assets over the initial cost measurement. If the contingent consideration does not fall under the guidance of either ASC 815 or ASC 323-10, the Company elects the practical expedient under FASB's Statement 141, in which no contingent consideration liability is recognized on the acquisition date, and recognition does not occur unless the contingency is resolved and the consideration is issued or become issuable.

Leases

Where feasible and allowed under the lease agreement, the Company may sublet their leased space to third party tenants. Under ASC Topic 842: Leases (“ASC 842”), the Company must first assess whether their obligation to the head landlord is relieved based on the terms of the head lease. If the Company is relieved of their obligation to the landlord under the head lease, the sublease transaction is considered to be a termination of the head lease, where the right-of-use asset and lease liability is derecognized, with the difference recorded to profit or loss on the Company's unaudited condensed consolidated statements of operation. If the Company is not relieved of their primary obligation to the landlord, the Company determines the subleases' lease classification as either a sales-type, direct-financing, or operating lease from the perspective of the lessor. As of June 30, 2025, the Company has entered into one sublease agreement which is classified as an operating lease. Operating subleases under ASC 842 are treated as separate contracts, with the Company continuing to account for their obligation as lessee in the head lease agreement. The Company records sublease income on a net basis, which is recorded against rent expense within either Research and development expense or General and administrative expense in the Company's unaudited condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standard Board (“FASB”) issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The guidance is effective for all fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The new standard must be adopted on a retrospective basis and early adoption is permitted. The Company adopted this standard for fiscal year 2024, and applied the amendments retrospectively to all prior periods presented in the Company's unaudited condensed consolidated financial statements. Refer to Note 24 for more information.

ASU 2023-08 Intangibles - Goodwill and Other - Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which is codified as ASC subtopic 350-60 (“ASC 350-60”). The new guidance is designed to streamline the accounting treatment of crypto assets. ASC 350-60 requires that an entity measure crypto assets at fair value with changes recognized in net income at each reporting period and present crypto assets separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The guidance is effective for annual periods beginning after December 15, 2024 and interim periods within annual periods beginning after December 15, 2024. The Company adopted ASC 350-60 as of January 1, 2025 resulting in certain expanded disclosures about its digital assets. Refer to Note 11 for more information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. The Company is currently evaluating this guidance to determine its impact on the Company's unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which is designed to improve income statement expense disclosures, primarily by requiring new financial statement disclosures in tabular format and disaggregating information about prescribed categories underlying any relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the new standard may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption may have on its disclosures in its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of adoption on the unaudited condensed consolidated financial statements.

3. Revenue

As described in Note 1 above, the Company's primary operations are inclusive of the research and development of several product candidates. The Company's ability to generate revenue will depend substantially on the successful development and eventual commercialization of product candidates. For the three and six months ended June 30, 2025 and 2024, the Company has not recognized revenue from its primary operations and does not expect to do so for at least the next several years. The Company does generate revenue from license agreements and research and development agreements through certain subsidiaries, which is further explained below:

License Revenue

Otsuka License and Collaboration Agreement

In March 2021, Perception Neuroscience Holdings, Inc. (“Perception”), a controlled VIE of the Company, entered into a license and collaboration agreement (the “Otsuka Agreement”) with Otsuka under which Perception granted exclusive rights to Otsuka to develop and commercialize products containing arketamine, known as PCN-101 in Japan for the treatment of any depression, including treatment-resistant depression, or major depressive disorder or any of their related symptoms or conditions at its own cost and expense. Perception retained all rights to PCN-101 outside of Japan.

In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective as of April 2025. As of the termination date, the Company is no longer eligible to receive any milestone payments or royalties pursuant to the Otsuka Agreement. For the three and six months ended June 30, 2025 there were no milestones achieved or revenue recognized under the Otsuka Agreement, respectively. For the three and six months ended June 30, 2024 there were no milestones achieved and $0.3 of revenue recognized under the Otsuka Agreement.

Rizafilm LLC License and Supply Agreement

In January 2025, the Company, through its wholly-owned subsidiary Nualtis, entered into an Amended & Restated Asset Purchase Agreement ("APA") and an Amended & Restated Supply Agreement ("Supply Agreement") with Rizafilm LLC ("Rizafilm"). Under the APA, Nualtis sold licensing and intellectual property rights of Nualtis's oral thin film technology in exchange for an upfront payment of $0.2 million and an additional $0.5 million upon completion of certain manufacturing milestones. Under the Supply Agreement, subject to approval by the FDA, Nualtis will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice. Additionally, the Supply Agreement requires Rizafilm to adhere to certain firm commitments.

During the three and six months ended June 30, 2025, the Company recognized zero and $0.2 million, respectively, of the upfront fee paid by Rizafilm as license revenue. Additionally, for the three and six months ended June 30, 2025, no purchase orders have been placed by Rizafilm in connection with the Supply Agreement.

Research and Development Services Revenue

In addition to the Company's license revenue, the Company recognizes revenue through various research and development agreements through Nualtis. In these agreements, Nualtis is responsible for performing research and development services for customers interested in leveraging Nualtis's novel oral thin film technology for drug delivery. Many of these agreements provide Nualtis either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval. For the three and six months ended June 30, 2025, the Company has recognized $0.7 million and $2.1 million in revenue from research and development services. For the three and six months ended June 30, 2024, the Company did not recognize any revenue from research and development services. To date, none of the products subject to the Company's research and development agreements through Nualtis have obtained regulatory approval.

As of June 30, 2025 and December 31, 2024, the Company had contract liabilities of $0.4 million and $0.7 million, respectively, which is recorded within Other current liabilities on the Company's unaudited condensed consolidated balance sheets, and consists of the upfront payments received as part of the various research and development agreements discussed above. As of June 30, 2025, approximately $0.4 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months as performance obligations are satisfied. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

For the six months ended June 30, 2025, the Company's license revenue and research and development revenue has been recognized entirely in Canada.

4. Acquisitions

2024 Acquisitions

IntelGenx Corp.

IntelGenx is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for one of the Company’s product candidates, VLS-01. Prior to the Company's acquisition of IGX, a subsidiary of IntelGenx, and from 2021 to 2024, the Company entered into various notes receivable agreements, loan agreements, and equity agreements which are described below.

Equity Agreements

2021 Securities Purchase Agreement

In May 2021 the Company and IntelGenx entered into a Securities Purchase Agreement (the “IntelGenx SPA”) whereby IntelGenx issued shares of its common stock (the “IntelGenx Common Shares”) and warrants to the Company in an aggregate amount of approximately $12.3 million.

2023 Subscription Agreement, as Amended

In August 2023 the Company and IntelGenx entered into a subscription agreement (the “Subscription Agreement”), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the "2023 Initial Units") and the Company agreed to subscribe for an additional 750 convertible debenture units (the “2023 Subsequent Units”) at a price of $0.8 million under the Subscription Agreement. Each debenture unit consists of convertible promissory notes (the “2023 Initial Notes” and the convertible promissory notes included in the 2023 Subsequent Units, the “2023 Subsequent Notes”) and common share purchase warrants (the “2023 Initial Warrants” and the common share purchase warrants under the 2023 Subsequent Units, the “2023 Subsequent Warrants”). Effective September 30, 2023, IntelGenx and the Company amended the Subscription Agreement (the “Amended Subscription Agreement”), allowing the Company, subject to obtaining certain shareholder approvals, (the “Call Option”) to purchase up to an additional 7,401 convertible debenture units (the “Call Option Units”).

Notes Receivable and Loan Agreements

IntelGenx Term Loan, as amended

In March 2021, the Company and IntelGenx entered into a loan agreement (the “Original Loan Agreement”) for an aggregate principal amount of $2.0 million. In May 2021, the Company paid an additional advance of $0.5 million as an additional term loan. The Original Loan Agreement was amended in September 2021, which, among other things, increased the principal amount of loans available to IntelGenx by $6.0 million, for a total of up to $8.5 million. In August 2023, the Company and IntelGenx entered into the first amendment to the amended and restated loan agreement (the “First Amendment”) which, among other things, extended the maturity date from January 5, 2024 to January 5, 2025. Effective September 30, 2023, the Company and IntelGenx entered into a second amendment to the amended and restated loan agreement (the “Second Amendment”, and together with the Original Loan Agreement and the First Amendment, the “IntelGenx Term Loan”) which entitles the Company to convert any portion of the outstanding and unpaid principal and accrued interest into common shares of IntelGenx at a conversion price per share of $0.185. In March 2024, the Company and IntelGenx entered into the Third Amendment (together with the Original Loan Agreement, the First Amendment, and the Second Amendment, the “IntelGenx Term Loan”) pursuant to which the Company immediately provided an additional $1.0 million term loan (“Tranche 1 Additional Term Loan”), and would provide an additional $1.0 million term loan (“Tranche 2 Additional Term Loan”) contingent upon certain of the Company's clinical milestones. In connection with the Third Amendment, the Company received warrants to purchase up to 4.0 million shares of IntelGenx Common Shares at an exercise price of $0.17 (“2024 Warrants”).

IntelGenx Convertible Notes

On August 30, 2023, the Company and IntelGenx entered into the Subscription Agreement (as described above), under which the Company paid IntelGenx $2.2 million for 2,220 convertible debenture units (the “Initial Units”), with each convertible debenture unit consisting of (i) $1,000 principal amount convertible promissory notes (the “2023 Initial Notes”); and (ii) 5,405 common share purchase warrants of IntelGenx.

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

IntelGenx Liquidation and Acquisition of IGX

In May 2024, IntelGenx announced that its board of directors authorized IntelGenx to bring an application in the Quebec Superior Court to seek protection from creditors under the Companies' Creditors Arrangement Act (“CCAA”) to allow time to review its strategic alternatives. IntelGenx was granted protection pursuant to an initial order (“Initial Order”), which also authorized interim debtor-in-possession financing (“DIP Financing”) provided by the Company in order to allow IntelGenx to continue its operations during a restructuring process. Pursuant to the DIP Financing, the Company and IntelGenx entered into a senior secured super-priority, interim, non-revolving multiple draw credit facility (“DIP Loan”) up to a maximum of CDN $8.0 million. Subsequently, IntelGenx obtained approval to implement a sale and investment solicitation process (the “SISP” and the approval, the “SISP Approval Order”). As part of the SISP Approval Order, the Court approved the agreement of a purchase and sale between IntelGenx and the Company, solely for the purpose of constituting the “Stalking Horse Bid” under the SISP. The Stalking Horse Bid established a baseline price and deal structure for the solicitation of superior bids from qualified interested parties.

On September 30, 2024, the Superior Court of Quebec issued an Approval and Vesting Order, sanctioning the transactions contemplated in the Company’s stalking horse bid, which consisted of the Company acquiring IGX (rebranded as Nualtis effective June 2025), the operating company and subsidiary of IntelGenx. The acquisition closed on October 2, 2024.

The transaction was structured as a credit bid, which resulted in the Company receiving all issued and outstanding shares of Nualtis in exchange for the discharge of all senior secured debt payable by IntelGenx, which included the DIP Loan and the IntelGenx Term Loan. For more information regarding the Company's IntelGenx notes receivable and debt instruments refer to Notes 6 and 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

The transaction was further structured to include only the assets and liabilities the Company designated within their Stalking Horse Bid (the “Purchase Transaction”).

The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The purchase consideration transferred on October 2, 2024 (the “Acquisition Date”) was $5.7 million, which was the fair value of the aforementioned discharged debt. The Company did not include any cash or equity as part of the consideration transferred.

The following table sets forth the allocation of the Nualtis purchase price to the estimated fair value of the net assets acquired at the Acquisition Date (in thousands):

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company has accounted for the following consolidated investments as VIEs:

Consolidated Entities	Relationship as of June 30, 2025	Relationship as of December 31, 2024	Date Control Obtained	Ownership % June 30, 2025	Ownership % December 31, 2024
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%

As of June 30, 2025 and December 31, 2024, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

Consolidated VIE Balance Sheets

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of June 30, 2025 (in thousands):

	Perception	Recognify
Assets:
Current assets:
Cash	$146	$2,182
Accounts receivable	—	—
Prepaid expenses and other current assets	88	374
Total current assets	234	2,556
Total assets	$234	$2,556
Liabilities:
Current liabilities:
Accounts payable	$623	$104
Accrued liabilities	112	837
Other current liabilities	15	1
Total current liabilities	750	942
Total liabilities	$750	$942

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

Perception
Balance as of December 31, 2024	$256
Net loss attributable to noncontrolling interests - preferred	(34)
Comprehensive loss attributable to noncontrolling interests	(2)
Balance as of March 31, 2025	$221
Net loss attributable to noncontrolling interests - preferred	(17)
Comprehensive loss attributable to noncontrolling interests	(17)
Balance as of June 30, 2025	$187

	Perception	Kures	Recognify	Total
Balance as of December 31, 2023	$428	$369	$557	$1,354
Net loss attributable to noncontrolling interests - preferred	(100)	(25)	(539)	(665)
Comprehensive income attributable to noncontrolling interests	17	7	—	24
Balance as of March 31, 2024	$345	$350	$18	$713
Net loss attributable to noncontrolling interests - preferred	(36)	(4)	(18)	(57)
Comprehensive loss attributable to noncontrolling interests	(9)	(4)	—	(13)
Balance as of June 30, 2024	$300	$343	$—	$643

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”) and Beckley Psytech (collectively “non-consolidated VIEs”) and determined that the investments are VIEs as of the date of the Company’s initial investment through June 30, 2025. The Company is not the primary beneficiary of the non-consolidated VIEs as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of the non-consolidated VIEs that would require consolidation as of June 30, 2025 and December 31, 2024.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 6). As of June 30, 2025, the Company’s maximum exposure to loss for its non-consolidated VIEs was zero. As of December 31, 2024, the Company’s maximum exposure for its non-consolidated VIEs was $10.0 million of Short-term restricted cash for the purchase of Beckley Deferred Shares (as defined and described in Note 6).

6. Investments

Other investments held at fair value

As of June 30, 2025 and December 31, 2024, the carrying values of Other investments held at fair value were as follows (in thousands):

	June 30, 2025	December 31, 2024
COMPASS Pathways plc	$16,816	$26,104
Beckley Psytech Additional Warrants	—	2,783
Total	$16,816	$28,887

COMPASS Pathways plc

COMPASS Pathways plc (“COMPASS”) is a mental health care company dedicated to pioneering the development of a new model of psilocybin therapy with its product COMP360. The Company accounts for its COMPASS investment under ASC 321 at fair value. Any changes in fair value of the Company's investment in COMPASS are recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

During the three months ended June 30, 2025, the Company sold 900,000 American Depositary shares (“ADS”) of COMPASS at an average price of $4.28 per ADS in an open market transaction, resulting in net proceeds received of $3.8 million. The Company recorded the sale of the ADS shares as a reduction in its COMPASS investment under ASC 321. The Company recognized an immaterial commission expense related to the sale, which is recognized as a General and administrative expense in its unaudited condensed consolidated statements of operations.

Based on quoted market prices, the market value of the Company’s remaining ownership in COMPASS was $16.8 million and $26.1 million as of June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $0.9 million gain and a $21.8 million loss, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $5.4 million loss and a $25.9 million loss, respectively.

IntelGenx Technologies Corp.

In October 2024, the Company acquired all issued and outstanding shares of Nualtis. As of June 30, 2025, the Company continues to hold multiple investments in IntelGenx, the former parent company of Nualtis, which consists of common shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, (the 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants are collectively referred to as the “Warrants”), and Call Option Units, all of which are measured at fair value. As of June 30, 2025 and December 31, 2024, both the Warrants and Call Option have a fair value of zero as IntelGenx continues to be party to proceedings under the CCAA. For the three and six months ended June 30, 2024, the Company recognized losses of $8.0 million and $6.5 million, respectively, as a Change in fair value of assets and liabilities, net relating to the IntelGenx equity instruments in its unaudited condensed consolidated statements of operations. For more information regarding the Company's investment in IntelGenx equity securities, refer to Notes 5 and 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Strategic Development Agreement

Prior to the Company's acquisition of Nualtis in October 2024 and pursuant to the Strategic Development Agreement, the Company engaged IntelGenx to conduct research and development projects (“Development Projects”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company could select four program products. As of the effective date of the Strategic Development Agreement, the Company nominated two program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company is eligible to receive a total credit of $2.5 million. For the three and six months ended June 30, 2024, research and development expense relating to the Strategic Development Agreement was $0.3 million and $0.4 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement. After the Company's acquisition of Nualtis in October 2024, any work performed with respect to the Development Projects is recorded as intercompany transactions and eliminated upon consolidation in accordance with the Company's accounting policies.

Other investments

The Company’s investments in the preferred stock of Innoplexus, GABA and Beckley Psytech Limited are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to common stock.

During the three and six months ended June 30, 2025 and 2024, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2025 and 2024 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on its analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

During the three and six months ended June 30, 2025 and 2024 there were no observable changes in price recorded related to the Company’s Other investments.

As of June 30, 2025 and December 31, 2024, the carrying values of other investments, which consisted of investments in the investee’s preferred stock not in the scope of ASC 323 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Beckley Psytech Limited	$53,947	$42,079
Total	$53,947	$42,079

Beckley Psytech

Subscription and shareholders' agreement

On January 3, 2024, the Company entered into a subscription and shareholders' agreement with Beckley Psytech and certain other shareholders as identified in the agreement (the “SSA”). Pursuant to the terms of the SSA, the Company (a) has the right to acquire 24,096,385 newly issued series C preferred shares, par value £0.0001 per share, of Beckley Psytech (the “Series C Shares”) for a total purchase price of $40 million (the “Primary Investment”); and (b) undertakes to enter into a Share Purchase Deed (the “Secondary Sale SPA”) within 10 business days, pursuant to which the Company will acquire a total of 11,153,246 shares of Beckley Psytech from certain existing shareholders of Beckley Psytech (the “Secondary Sale” and together with the Primary Investment, the “Investment”), all of which will be re-designated into Series C Shares immediately prior to completion of the Secondary Sale.

In connection with the SSA, the Company acquired, pursuant to an equity warrant instrument between the Company and Beckley Psytech, 24,096,385 warrants to purchase an amount of Series C shares equal to the lesser of (i) 24,096,385 Series C Shares; or (ii) such number of Series C Shares (rounded up to the nearest whole number) as immediately after their issuance would, together with all shares held by the Company in the issued share capital of Beckley Psytech, equal less than 50% of Beckley Psytech’s fully diluted share capital, and each such warrant is exercisable at an exercise price of $2.158 per share (“Series C Warrants”).

Also under the SSA, the Company has the right to receive additional warrants to purchase Series C Shares in the event Beckley Psytech issues equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech, each such warrant is exercisable at an exercise price of $1.66 per share. Each of the warrants described above are exercisable upon delivery of a written notice to Beckley Psytech (the “Additional Warrants”).

Initial Subscription

On January 3, 2024, the Company made an initial payment of $25 million for 15,060,241 Series C Shares at a subscription share price of $1.66 (the “Initial Shares”) and delivered the executed deferred payment escrow agreement ("Escrow Agreement") to Beckley Psytech which was the condition for the closing of the transaction (the “Initial Subscription”).

Deferred Shares

On January 5, 2024, subject to the terms of the Escrow Agreement, the Company deposited $15.0 million into an escrow account. Prior to April 1, 2025, Beckley Psytech could, at its sole discretion, draw down up to $5.0 million from the escrow account, with the balance to be paid to Beckley Psytech at April 1, 2025. Beckley shall credit as fully-paid such corresponding number of Series C Shares as corresponds with the value of such draw-down. The total number of deferred payment shares (“Deferred Shares”) is 9,036,144 with a share price of $1.66.

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

Pursuant to the Escrow Agreement, the Company recognized the fair value of the Deferred Shares as additional consideration for its initial investment in Beckley as the fair value of the Deferred Shares was less than the purchase price of $1.66 per share. The Company recognized a $2.9 million liability for the Deferred Shares recorded within Other current liabilities in its unaudited condensed consolidated balance sheets. Upon Beckley drawing on the Escrow Agreement, the Company will reduce its liability related to the Deferred Shares and recognize a gain or loss based on the fair value of the Series C shares as Other income (expense), net in the unaudited condensed consolidated statements of operations.

Escrow Agreement Draws

In October 2024, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew $5.0 million from the escrow account and the Company was credited 3,012,048 Series C shares. The Company determined that the fair value of the shares received was $5.3 million, which is recorded as Other investments in the unaudited condensed consolidated balance sheets.

In April 2025, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew the remaining $10.0 million from the escrow account and the Company was credited 6,024,096 Series C shares. The Company determined that the fair value of the shares received was $11.9 million, which is recorded as Other investments in the unaudited condensed consolidated balance sheets. The Company recognized a gain of $3.8 million related to the investment for the three and six months ended June 30, 2025, which is recognized as Gain on other investments in the unaudited condensed consolidated statements of operations.

As of the April 2025 escrow draw, the Company has satisfied their obligations under the Escrow Agreement.

Additional Warrants

The Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the $2.6 million fair value at the SSA transaction date in Other investments held at fair value in the consolidated balance sheets, with subsequent changes in fair value being reflected through the unaudited condensed consolidated statements of operations as a Change in fair value of assets and liabilities, net.

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

As of June 30, 2025 and December 31, 2024, the remaining Additional Warrants had a fair value of zero and $2.8 million, respectively, recognized in Other investments held at fair value in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, the Company recorded a $3.3 million loss and a $0.7 million gain, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recorded a $2.8 million loss and a $0.7 million gain, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

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

The Company’s investment in GABA’s common stock was accounted for in accordance with the equity method, and the carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of June 30, 2025.

The Company’s 2019 investment of $5.5 million in GABA’s preferred stock did not meet the criteria for in-substance common stock, and the Company recognized its investment in GABA’s preferred stock under the measurement alternative pursuant to ASC 321.

As of June 30, 2025, the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones. As of June 30, 2025, the contingent milestones have not been met.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. As of June 30, 2025 and December 31, 2024, the investment in GABA’s preferred stock had a carrying value of zero. For the three months ended June 30, 2025 and 2024, the Company recognized its proportionate share of GABA's net loss of zero and $0.3 million, respectively, as Losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized its proportionate share of GABA's net loss of zero and $2.0 million, respectively, as Losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations. For more information regarding the Company's investment in GABA, refer to Note 5 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018 with an additional investment in December 2020, bringing its aggregate ownership percentage to 35%. The Company's ownership percentage remains at 35% as of June 30, 2025.

The Company had significant influence over Innoplexus through its noncontrolling representation on the investee’s supervisory board. Accordingly, the Company’s investment in Innoplexus’ common stock was accounted for in accordance with the equity method. The Company’s investment in Innoplexus’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Innoplexus’ preferred stock was accounted for under the measurement alternative under ASC 321. The carrying value of the Company’s investment in Innoplexus was zero as of June 30, 2025 and December 31, 2024.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.5 million and $2.2 million as of June 30, 2025 and December 31, 2024, respectively, which is included in Other liabilities in the Company’s unaudited condensed consolidated balance sheets.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of June 30, 2025.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	June 30, 2025	December 31, 2024
	GABA	GABA
Current assets	$60	$112
Noncurrent assets	409	-
Total assets	$469	$112

Current liabilities	$2,322	$2,805
Noncurrent liabilities	910	-
Total liabilities	$3,232	$2,805

Statements of operations

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	GABA	GABA	GABA	GABA
Gain (loss) from continuing operations	$193	$(273)	$(62)	$(1,974)
Net gain (loss)	$193	$(273)	$(62)	$(1,974)

7. Notes Receivable

IntelGenx Technologies Corp.

Prior to the Company's acquisition of Nualtis in October 2024, the Company had outstanding loan agreements and convertible notes with IntelGenx, which are measured at fair value. The Company discharged its secured debt it held with IntelGenx, which included the DIP Loan and the IntelGenx Term Loan, in consideration of its acquisition of Nualtis (Note 4). The Company continues to hold the 2023 Initial Notes, the 2023 Subsequent Notes, and the IntelGenx 2023 Term Loan Note with IntelGenx, however IntelGenx continues to be subject to protections under the CCAA. Accordingly, the Company determined that the fair value of the 2023 Initial Notes, the 2023 Subsequent Notes, and the 2023 Term Loan Note with IntelGenx was zero as of June 30, 2025 and December 31, 2024. For more information regarding the Company's notes receivable refer to Note 6 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

For the three and six months ended June 30, 2024, the Company recognized a $7.5 million and $5.7 million loss, respectively in Change in fair value of assets and liabilities, net relating to the IntelGenx notes receivable in its unaudited condensed consolidated statements of operations.

8. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,055	$—	$—	$10,055
Investment in securities at fair value:
U.S. treasuries	—	34,003	—	34,003
Digital assets	6,216	—	—	6,216
Other investments held at fair value	16,816	—	—	16,816
	$33,087	$34,003	$—	$67,090
Liabilities:
Short-term convertible promissory note conversion option - related party	$—	$—	$2,244	$2,244
Short-term convertible promissory note conversion option	—	—	3,539	3,539
Contingent consideration liability - related party	—	—	110	110
Contingent consideration liabilities	—	—	212	212
Pre-funded warrant liabilities	13,758	—	—	13,758
	$13,758	$—	$6,105	$19,863

	Fair Value Measurements as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,196	$—	$—	$6,196
Investment in securities at fair value:
U.S. treasuries	—	44,825	—	44,825
Other investments held at fair value	26,104	—	2,783	28,887
	$32,300	$44,825	$2,783	$79,908
Liabilities:
Short-term convertible promissory note conversion option - related party	$—	$—	$995	$995
Short-term convertible promissory note conversion option	—	—	1,616	1,616
Contingent consideration liability - related party	—	—	110	110
Contingent consideration liabilities	—	—	212	212
	$—	$—	$2,934	$2,934

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

For the three months ended June 30, 2025 and 2024, the Company recognized a $0.6 million and $1.1 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024

, the Company recognized a $1.1 million and $2.3 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2025, the Company recognized a gain of $1.4 million and $1.2 million, respectively, related to the change in fair value in its Bitcoin holding, which is recognized as a Change in fair value of digital assets, net in its unaudited condensed consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value. For the three months ended June 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $0.9 million gain and $21.8 million loss, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $5.4 million loss and a $25.9 million loss, respectively.

Beckley Psytech

As described in Note 6, the Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the unaudited condensed consolidated statements of operations in the Change in fair value of assets and liabilities, net. For the three months ended June 30, 2025 and 2024, the Company recorded a $3.3 million loss and $0.7 million gain, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recorded a $2.8 million loss and $0.7 million gain, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

As described in Note 1, the Company announced it entered into a SPA by and among the Company, Beckley Psytech and certain other parties. Considering certain provisions of the SPA, the Company has estimated zero value for the Additional Warrants as of June 30, 2025.

As of December 31, 2024, the fair value of the Beckley Additional Warrants was calculated using a Black-Scholes model. Significant unobservable inputs to the Black-Scholes model consisted of a 55%-80% probability of issuances under the deferred equity arrangement and volatility of 95%.

IntelGenx Technologies Corp.

IntelGenx equity investments

As described in Note 6, prior to the completion of the Company's acquisition of Nualtis in October 2024, the Company's investment in IntelGenx included common shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, (the 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants are collectively referred to as the “Warrants”), and Call Option. The fair value of these instruments were estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Considering relevant facts and circumstances, the Company estimated zero fair value to be attributable to the Warrants and the Call Option as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2024, the Company recognized a $8.0 million and a $6.5 million loss, respectively, in Change in fair value of assets and liabilities, net relating to the IntelGenx equity instruments in its unaudited condensed consolidated statements of operations. For more information regarding the Company's equity investments, refer to Notes 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

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

Considering relevant facts and circumstances, the Company estimated the fair value attributable to the various notes receivables with IntelGenx based on the remaining fair value of the underlying collateral. As the 2023 Initial Notes, 2023 Subsequent Notes, and the 2023 Term Loan Note were not secured by the underlying collateral, the Company determined the fair value of IntelGenx Unsecured Debt to be zero as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2024, the Company recognized a $7.5 million and a $5.7 million loss, respectively, in Change in fair value of assets and liabilities, net relating to the IntelGenx notes receivable in its unaudited condensed consolidated statements of operations. For more information regarding the Company's equity investments, refer to Notes 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Convertible Promissory Note

As described in Note 14, in December 2023 and April 2024, the Company entered into subscription agreements with each of a noteholder and a related party noteholder, respectively (together the “Subscription Agreements”) whereby each of the noteholder and the related party noteholder exchanged their ATAI Life Sciences AG notes (subsequently converted to ATAI Life Sciences GmbH in April 2025) into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. (the “New NV Notes”). The exchange resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability, which is included in Short-term convertible promissory notes and derivative liability and Short-term convertible promissory notes and derivative liability - related party, respectively, in the unaudited condensed consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2025 and 2024, the Company recorded losses of $3.1 million and $4.8 million, respectively, as a result of the change in fair value of the New NV Notes. For the six months ended June 30, 2025 and 2024, the Company recorded losses of $3.2 million and $3.1 million, respectively, as a result of the change in fair value of the New NV Notes.

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

A significant input that is included in the valuation of the conversion feature as of June 30, 2025 and December 31, 2024 is volatility of 95% and 75%, respectively.

Contingent consideration liability – related party

The contingent consideration liability - related party in the fair value measurement table above relates to milestone and royalty payments in connection with the acquisition of Perception Neuroscience Holdings, Inc. (“Perception”) in 2018. The fair value of the contingent consideration liabilities—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
the probability and timing of achieving the specified milestones and royalties as of each valuation date,
•
the probability of executing the license agreement,
•
the expected first year of revenue, and
•
market-based discount rates.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of June 30, 2025 and December 31, 2024, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.1 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.

The fair value of the Perception contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		June 30, 2025	December 31, 2024

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.6%	11.6%
	Probability of the milestone	5.0%	5.0%
Discounted cash flow with scenario-based method	Royalty contingent consideration:
	Discount rate for royalties	3.8% - 4.3%	3.8% - 4.3%
	Discount rate for royalties on milestones	3.8% - 4.3%	3.8% - 4.3%
	Probability of success rate	5.0%	5.0%

Contingent Consideration Liabilities

The contingent consideration liabilities in the fair value measurement table above relate to milestone payments in connection with the acquisition of DemeRx IB, Inc. (“DemeRx”), and TryptageniX, Inc. (“TryptageniX”). The fair value of the contingent consideration liabilities were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

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

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of June 30, 2025 and December 31, 2024 used inputs that were unobservable inputs with the most significant being the discount rates and the probability of success of certain clinical milestones, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $0.2 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.

The fair value of the DemeRx contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		June 30, 2025	December 31, 2024

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.7%-11.8%	11.7%-11.8%
	Probability of the milestone	4.0% - 5.0%	4.0% - 5.0%

TryptageniX

TryptageniX was incorporated by CB Therapeutics, Inc. (“CBT”) on November 17, 2021, for the purpose of developing and commercializing intellectual property and to develop innovative biosynthetic methods to manufacture bioidentical, clinically relevant compounds, including psychoactive compounds which are highly difficult to produce sustainability through traditional methods. In December 2021, the Company and TryptageniX entered into the Stock Purchase Agreement (“TryptageniX-ATAI Stock Purchase Agreement”) which resulted in the Company holding a 65% equity ownership interest and CBT holding a 35% equity ownership interest in

TryptageniX. In exchange for its equity holding, the Company gave consideration that included, among other items, earn-out consideration payable to CBT contingent upon the achievement of certain R&D milestone and royalties payments. The earn-out consideration was recorded at fair value in contingent consideration as a liability under ASC 480 and the fair value is adjusted each quarter and reflected in other income and expense in the statement of operations. Subsequently in December 2023, the Company disposed of its equity interest in TryptageniX, but retained the earnout consideration with CBT.

The fair value of the contingent liability for TryptageniX was estimated to be an immaterial amount as of June 30, 2025 and December 31, 2024. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Pre-funded warrant liabilities

On June 2, 2025, the Company entered into the subscription agreements, dated as of June 2, 2025 (the “June 2025 Subscription Agreements”) relating to the purchase (the “June 2025 PIPE Financing”) by the investors party thereto of (i) 9,993,341 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $1.84 per share, and (ii) a pre-funded warrant to purchase 6,311,006 common shares with an exercise price of $0.01 (the “June 2025 Pre-Funded Warrants”), for a purchase price of $1.84 per ordinary share underlying the June 2025 Pre-Funded Warrants less the exercise price for the June 2025 Pre-Funded Warrants of $0.01 per share, resulting in aggregate gross proceeds to the Company from the June 2025 PIPE Financing of approximately $29.9 million. See Note 15 for further details regarding the June 2025 PIPE Financing.

Under ASC 815 the Company recognizes the June 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet. The change in fair value of the Company's June 2025 Pre-Funded Warrants is recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. The fair value of these instruments are estimated based on the Company's stock price observable in the market less the exercise price, which represents a Level 1 measurement within the fair value hierarchy. For the three and six months ended June 30, 2025, the Company recognized a $2.2 million loss related to the change in fair value of the Pre-funded Warrants.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Beckley Psytech Additional Warrants	New NV Notes Conversion Feature	Contingent Consideration Liability - Related Parties (i)	Contingent Consideration Liabilities (ii)
Balance as of December 31, 2024	$2,783	$2,611	$110	$212
Change in fair value	519	122	—	—
Balance as of March 31, 2025	$3,302	$2,733	$110	$212
Change in fair value	(3,302)	3,050	—	—
Balance as of June 30, 2025	$—	$5,783	$110	$212

(i) Includes Perception milestone based contingent consideration liability.
(ii) Includes contingent consideration liability related to DemeRx IB Stock Purchase as well as contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

	IntelGenx Convertible Notes Receivable	IntelGenx Investments Held at Fair Value (i)	Contingent Consideration Liability - Related Parties (ii)	Contingent Consideration Liabilities (iii)	New NV Notes Conversion Feature	Beckley Psytech Additional Warrants
Balance as of December 31, 2023	$11,202	$6,124	$620	$1,637	$2,385	$—
Initial fair value of instrument	988	420	—	—	—	2,645
Change in fair value, including interest	1,712	1,429	(13)	(231)	1,734	—
Balance as of March 31, 2024	$13,902	$7,973	$607	$1,406	$4,119	$2,645
Initial fair value of instrument	3,425	—	—	—	3,590	—
Change in fair value, including interest	(7,455)	(7,973)	(27)	(32)	(4,780)	720
Balance as of June 30, 2024	$9,872	$—	$580	$1,373	$2,929	$3,364

(i) Includes, Initial Warrants, Additional Unit Awards, 2023 Initial Warrants, 2023 Subsequent Warrants, and Call Option Units.
(ii) Includes Perception's milestone-based contingent consideration liability.
(iii) Includes the contingent consideration liability related to DemeRx IB Stock Purchase and the contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development related expenses	$4,072	$4,900
Tax receivables	1,306	1,348
Other	1,327	775
Prepaid insurance	33	772
Total	$6,738	$7,795

10. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Manufacturing equipment	$1,572	$1,572
Furniture and fixtures	890	973
Laboratory and office equipment	236	236
Computer equipment	152	152
Construction-in-process	659	—
	$3,509	$2,933
Less: accumulated depreciation and amortization	610	398
Total	$2,899	$2,535

As of June 30, 2025, substantially all of the Company’s in use manufacturing equipment, laboratory and office equipment, computer equipment, and construction-in-process were located in Canada and were comprised of assets acquired in connection with the Company's acquisition of Nualtis. The Company had $1.0 million of manufacturing equipment not in service located in Germany also acquired in connection with the Company's acquisition of Nualtis. As of June 30, 2025 and December 31, 2024, approximately $0.7 million and $0.7 million of the Company's remaining net property and equipment was located in Germany, respectively, and an immaterial amount and $0.1 million in the U.S., respectively.

For the three months ended June 30, 2025 and 2024, depreciation and amortization expense on property and equipment was $0.1 million and an immaterial amount, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expense on property and equipment was $0.2 million and $0.1 million, respectively.

11. Intangible Assets, Goodwill, and Digital Assets

Intangible Assets

Definite-lived Intangible Assets

In connection with the Company’s acquisition of Nualtis (see Note 4 above), the Company acquired ownership and intellectual property rights to Nualtis’s Oral Thin Film (“OTF”) platform technology. This platform technology serves as the foundation and platform to deliver active pharmaceutical ingredients for both the Company’s and other potential customer products. Collectively, the OTF Technologies will serve as a platform for both the Company's and other potential customers' own products. The Company determined there to be legal and competitive factors that limit the useful life of these OTF Technologies and therefore designated them as a definite-lived intangible asset.

In addition, the Company acquired a manufacturing contract with regards to Nualtis's right to manufacture gBelBuca, a generic version of Belbuca®, an opioid that is used to manage chronic pain severe enough to require daily, around-the-clock, long-term treatment. This manufacturing contract includes potential future royalty and milestone payments, for which the Company is now eligible to receive.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the transaction to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The value allocated to the OTF Technology was $2.4 million, which will be amortized over the remaining estimated useful life of approximately 9.4 years. The value allocated to the gBelBuca contract was $0.2 million, which will be amortized over the estimated remaining useful life of approximately 18.5 years.

In addition to the definite-lived intangible assets above, the Company's definite-lived intangible assets also includes internal-use software costs, which will be amortized over the estimated remaining useful life of approximately 0.8 years.

Indefinite-lived Intangible Assets

As of June 30, 2025, the Company owned various intellectual property, including clinical trial data from previously consolidated or wholly-owned subsidiaries and other intangible assets. The Company has designated each of these intangible assets to be indefinite-lived as there are no characteristics that limit each asset's useful life.

As of December 31, 2024, the Company determined it was no longer pursuing digital therapeutics as an enabling technology for its product compounds. The Company performed an impairment assessment and concluded its in-process digital therapeutics application platforms were fully impaired. The carrying value of these indefinite-lived intangible assets prior to the Company's assessment was $0.9 million.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of June 30, 2025, the Company determined that no intangible assets were impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following (in thousands):

		June 30, 2025			December 31, 2024
	Remaining Useful Lives	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Impairment	Net Carrying Amount
OTF Technology	9.4 years	$2,433	$(172)	$2,261	$2,433	$(57)	$—	$2,376
gBelBuca manufacturing contract	18.5 years	192	(7)	185	192	(2)	—	190
Internal-use software	0.8 years	694	(562)	132	647	(466)	—	181
In-process research and development	indefinite-lived	136	—	136	1,059	—	(917)	142
Other	various	419	(11)	408	368	(11)	—	357
Total		$3,874	$(752)	$3,122	$4,698	$(536)	$(917)	$3,246

For the three months ended June 30, 2025 and 2024, amortization expense related to these intangible assets was $0.1 million and an immaterial amount, respectively. For the six months ended June 30, 2025 and 2024, amortization expense related to these intangible assets was $0.2 million and 0.1 million, respectively.

Estimated future amortization expense for intangible assets subsequent to June 30, 2025 is as follows (in thousands):

2025	$191
2026	293
2027	249
2028	249
2029	249
Thereafter	1,347
$2,578

The weighted average remaining useful lives of all amortizable assets is approximately 9.7 years.

Goodwill

In connection with the Company's acquisition of Nualtis (see Note 4 above), the Company also recognized $0.3 million in goodwill, which was the difference between the amount of consideration associated with the transaction in excess of the fair value of net assets acquired. The goodwill is primarily attributable to the synergies of merging operations, expected future cash flows and the value of the acquired workforce. As of June 30, 2025 and December 31, 2024, the balance of goodwill was approximately $0.3 million.

Digital Assets

In February 2025, the Company paid approximately $5.0 million in cash in return for approximately 58 Bitcoins. As of June 30, 2025, the Company's holdings in digital assets consisted exclusively of Bitcoin.

Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and are therefore categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets, net on the Company's unaudited condensed consolidated statements of operations during the period in which they occur.

The details of the activity related to the Company’s digital assets as of June 30, 2025 and December 31, 2024, are as follows (fair value in thousands):

	Units	Fair Value
Digital assets at December 31, 2024	—	$—
Additions	58.0	5,000
Unrealized loss	—	(212)
Digital assets at March 31, 2025	58.0	$4,788
Unrealized gain	—	1,428
Digital assets at June 30, 2025	58.0	$6,216

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued accounting, legal, and other professional fees	$7,105	$2,867
Accrued payroll	3,827	3,776
Accrued external research and development expenses	2,728	2,479
Accrued restructuring costs	347	—
Other liabilities	421	537
Taxes payable	86	188
Total	$14,514	$9,847

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

In connection with the Company's acquisition of Nualtis on October 2, 2024, the Company assumed lessee rights to approximately 43,000 square feet of office, lab, and manufacturing spaces in Montréal, Canada which initially expired in February 2026. The lease terms include an option to renew for an additional 5 years, which may be exercised at the Company's sole discretion.

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

In May 2025, the Company sublet approximately 14,800 square feet of office, lab, and manufacturing space in Montréal, Canada. The sublease term is for three and a half years and commenced in August 2025. The Company has no options to extend the term of the sublease. Under the terms of the head lease, the Company is not relieved of its obligation as lessee and will continue to make monthly rent payments. The Company performed a recoverability test of the sublease agreement upon inception by comparing the rental income under the sublease to the Company’s obligations under the head lease and noted no impairment existed on the head lease. The sublease provides for monthly payments of rent during the lease term. The base rent is currently $0.2 million per year, subject to an annual 3.0% escalation factor in each subsequent year thereafter.

The weighted-average remaining lease term for the Company’s operating leases as of June 30, 2025 was 4.7 years. The weighted-average discount rate for the Company’s operating leases as of June 30, 2025 was 10.3%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Right-of-use assets	Operating lease right-of-use asset, net	$2,803	$1,334
Current lease liabilities	Current portion of lease liability	437	477
Non-current lease liabilities	Non-current portion of lease liability	2,619	732

Expenses related to leases are recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three and six months ended June 30, 2025 and 2024 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost Components	Statement of Operations Classification	2025	2024	2025	2024
Operating lease cost	Operating expenses: General and administrative	$124	$109	$223	$230
Operating lease cost	Operating expenses: Research and Development	105	—	195	—
Short-term lease cost	Operating expenses: General and administrative	21	43	67	77
Total lease cost		$250	$152	$485	$307

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended	Future Lease Commitments
2025	$312
2026	864
2027	913
2028	615
2029	527
Thereafter	633
Total lease payments	$3,864
Less: Imputed interest	(808)
Present value of lease liabilities	$3,056

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$264	$436
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,709	$—

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

The Company determined that the October 2020 notes were issued in exchange for services previously provided by the Company’s founders and other shareholders and were fully vested and non-forfeitable upon issuance. These instruments were therefore considered share-based compensation awards to non-employees, and the instruments were initially measured and recorded at their grant date fair value based on a Black-Scholes option- pricing model. The fair value of the October 2020 notes exceeded the principal amount that will be due at maturity. Therefore, at initial recognition, the October 2020 notes were accounted for as convertible debt issued at a substantial premium, such that the face value of the note is recorded as a liability and the premium was recorded as paid-in capital.

In April 2021, the Company undertook a corporate reorganization. Upon the corporate reorganization, ATAI Life Sciences N.V became the sole shareholder of ATAI Life Sciences AG (ATAI Life Sciences AG was subsequently converted to ATAI Life Sciences GmbH in April 2025). In connection with the corporate reorganization, all former shareholders of ATAI Life Sciences AG contributed their shares of ATAI Life Sciences AG to ATAI Life Sciences N.V. and received sixteen shares in ATAI Life Sciences N.V. for every one share of ATAI Life Sciences AG. In 2023, certain November 2018 noteholders elected to convert some of their convertible promissory notes into shares of ATAI Life Sciences N.V for an immaterial amount. As of December 31, 2023, all notes issued in November 2018 have been converted and the only outstanding Convertible Notes are those issued in October 2020. As of June 30, 2025, the Convertible notes issued in October 2020 continue to be outstanding.

Exchange of Convertible Promissory Notes

In November 2023 and April 2024, a noteholder and a related party noteholder, respectively, of the Convertible Notes issued in October 2020 and ATAI Life Sciences AG (ATAI Life Sciences AG was subsequently converted to ATAI Life Sciences GmbH in April 2025) executed exchange agreements (together the “Exchange Agreements”) where each noteholder agreed to exchange its Convertible Notes issued by ATAI Life Sciences AG (“Old AG Notes”) into the same principal amount of new convertible notes issued by ATAI Life Sciences NV (“New NV Notes”). The New NV Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each New NV Note has a face value of €1 and is convertible into sixteen shares of ATAI Life Sciences NV upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity. The New NV Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the New NV Notes may no longer be exercised.

In December 2023 and April 2024, the Company entered into subscription agreements with each of the noteholder and related party noteholder, respectively (together the “Subscription Agreements”) and exchanged their respective Old AG Notes into New NV Notes. The Company determined that the note exchanges were modifications of the debt. The Exchange Agreements and Subscription Agreements resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the Exchange Agreements modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability and is included in Convertible promissory notes and derivative liability in the consolidated balance sheets. The conversion option is measured at fair value on a quarterly basis and any changes in the fair value will be recorded as Change in fair value of assets and liabilities, net, in the consolidated statements of operations. For the three months ended June 30, 2025 and 2024, the Company recognized a loss of $3.1 million and $4.8 million, respectively, as a result of the change in fair value of the New NV Notes. For the six months ended June 30, 2025 and 2024, the Company recognized a loss of $3.2 million and $3.1 million, respectively, as a result of the change in fair value of the New NV Notes.

As of June 30, 2025 and December 31, 2024, the fair value of the Short-term convertible Notes and derivative liability was $3.7 million and $1.8 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the Short-term convertible promissory note and derivative liability - related party was $2.5 million and $1.2 million, respectively.

Term Loan

Hercules Loan and Security Agreement

In August 2022 (the “Closing Date”), the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement (as amended, the “Hercules Loan Agreement”). The Hercules Loan Agreement provided for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (collectively, the “2022 Term Loan Facility”).

The 2022 Term Loan Facility was scheduled to mature on August 1, 2026 (the “Maturity Date”), subject to extension under certain conditions. The outstanding principal balance of the 2022 Term Loan Facility bore interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.30% and (ii) 9.05%; provided, that if certain conditions were satisfied, the rate of interest in the foregoing clause (i) would be prime rate as reported in The Wall Street Journal plus 4.05%. Accrued interest was payable monthly following the funding of each term loan advance. The Company was entitled to make interest only payments, without any loan amortization payments, until September 1, 2025, subject to extension under certain conditions.

The Hercules Loan Agreement contained customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which included a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Hercules Loan Agreement required, beginning on October 1, 2024, that the Company maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, the Company was required to at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant would not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, subject to any specified cure periods, the Lenders could declare all amounts owed by the Borrowers immediately due and payable by the Lenders. As of the Payoff Date (as defined below), the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

Prior to the Payoff Date, the Company incurred financing expenses related to the Hercules Loan Agreement, which were recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs were amortized over the term of the debt using the effective interest method, and were included in other income, net in the Company’s unaudited condensed consolidated statements of operations. For the three months ended June 30, 2025 and 2024, interest expense included $0.1 million and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility. For the six months ended June 30, 2025 and 2024, interest expense included $0.2 million and $0.2 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

On May 2, 2025, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, on May 2, 2025 (the “Payoff Date”), the Borrowers paid off the outstanding loan amount of approximately $21.8 million in full in repayment of the Company’s outstanding obligations under the Hercules Loan Agreement, and thereby terminated the 2022 Term Loan Facility. Due to the early prepayment, the Borrowers incurred a prepayment fee equal to 0.50% of the outstanding principal balance for a total of $0.1 million. In addition, the Borrowers paid an end of term charge equal to 6.95% of the outstanding principal balance for a total of $1.4 million. For the three months ended June 30, 2025, the Company recognized a $1.3 million loss on extinguishment of debt, which is recorded to Loss on extinguishment of debt in the Company's unaudited condensed consolidated statements of operations.

There were no outstanding debt obligations as of June 30, 2025. Outstanding debt obligations as of December 31, 2024 were as follows (in thousands):

December 31, 2024
Principal amount	$20,000
End of the term charge	1,390
Less: unamortized issuance discount	(123)
Less: unamortized issuance costs	(51)
Less: unamortized end of term charge	(709)
Net carrying amount	20,507
Less: current maturities	(6,374)
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$14,133

The fair value of the outstanding debt obligations under the 2022 Term Loan Facility was $21.5 million as of December 31, 2024, and the fair value of the debt obligations under the 2022 Term Loan Facility represented Level 3 measurements within the fair value hierarchy.

15. Common Stock

All common shareholders have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of June 30, 2025 and December 31, 2024, no cash dividends have been declared or paid.

Open Market Sale Agreement

In November 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell its common shares, nominal value €0.10 per share, having an aggregate offering price of up to $150.0 million, from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent. There have been no sales under the Sales Agreement for the three and six months ended June 30, 2025 and 2024.

February 2025 Public Offering

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

June 2025 PIPE Financing

As described in Note 8, on June 2, 2025, the Company entered into the June 2025 Subscription Agreements relating to the purchase by the investors party thereto of (i) 9,993,341 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $1.84 per share and (ii) the June 2025 Pre-Funded Warrant to purchase 6,311,006 ordinary shares with an exercise price of $0.01, for a purchase price of $1.84 per ordinary share underlying the June 2025 Pre-Funded Warrant less the exercise price for the June 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to the Company from the June 2025 PIPE Financing of approximately $29.9 million. The closing of the June 2025 PIPE Financing was subject to the satisfaction of the customary closing conditions contained in the June 2025 Subscription Agreements and was completed in June 2025. The June 2025 Subscription Agreements contain customary representations, warranties and agreements by the Company and termination provisions.

The securities being issued and sold in the private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state’s securities laws, and were issued and sold in a private placement in reliance on Section 4(a)(2) of the Securities Act. The securities may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

The aggregate gross proceeds from the offering of the common shares in the June 2025 PIPE Financing were approximately $18.4 million.

The June 2025 Pre-Funded Warrants were immediately exercisable upon issuance, and do not expire until the date the common shares underlying the June 2025 Pre-Funded Warrants have been exercised in full. Under the terms of the June 2025 Pre-Funded Warrant, the Company may not effect the exercise of any June 2025 Pre-Funded Warrant, and the holder will not be entitled to exercise any portion of any June 2025 Pre-Funded Warrant that, upon giving effect to such exercise, would cause an aggregate number of common shares beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the total number of common shares of the Company outstanding immediately after giving effect to the exercise. The June 2025 Pre-Funded Warrant may be exercised by a holder by paying the exercise price in cash or on a cashless basis. No fractional shares will be issued upon any exercise of the June 2025 Pre-Funded Warrant. If, upon exercise of the June 2025 Pre-Funded Warrant, a holder would be entitled to receive a fractional interest in a share, the Company may at its option, upon exercise, pay cash in lieu of any such factional share or round up to the nearest whole share.

The aggregate gross proceeds from the offering of the June 2025 Pre-Funded Warrants in the June 2025 PIPE Financing were approximately $11.5 million. Under ASC 815 the Company recognizes the June 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet.

The Company incurred offering expenses related to the June 2025 PIPE Financing of $1.8 million, which were allocated based on the relative fair values of common shares and pre-funded warrants issued. The Company recognized an expense for the amount allocated to the pre-funded warrants of $0.7 million (included within other expense, net) upon the closing of the offering during the three months ended

June 30, 2025. The Company recorded the amount allocated to the common shares of $1.1 million as a reduction in additional paid-in capital on its condensed consolidated balance sheets as of June 30, 2025.

16. Stock-Based Compensation

atai Equity Incentive Plans

The Company has stock options outstanding under various equity incentive plans, including the 2020 Incentive Plan, 2021 Incentive Plan, and HSOP Plan, which are further described in Note 15 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

As of June 30, 2025, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the atai Life Sciences 2021 Incentive Award Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of June 30, 2025, 40,454,775 shares were available for future grants under the 2021 Incentive Plan.

As of June 30, 2025, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2024 to June 30, 2025:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	40,042,922		$3.81	7.29	$5,119
Granted	16,098,370	(i)	1.75	—	—
Exercised	(3,103,399)		0.53	—	—
Cancelled or forfeited	(4,472,378)		4.56	—	—
Outstanding as of June 30, 2025	48,565,515	(ii)	$3.27	7.85	$19,499
Options exercisable as of June 30, 2025	22,842,519		$4.67	6.47	$7,774

(i)
Includes (a) 5,502,859 stock options with 25% vesting on January 1, 2026 and the remaining over a three-year service period, (b) 4,943,098 stock options that will vest over a one to four-year service period, (c) 2,083,925 options vesting over 18 months, and (d) 3,568,488 stock options that will vest upon the satisfaction of certain performance obligations.
(ii)
The 25,772,996 outstanding unvested stock options includes (a) 14,542,901 stock options that will continue to vest over a one to four-year service period, (b) 5,502,859 stock options granted in March 2025 with 25% vesting on January 1, 2026 and the remaining over a three-year service period, (c) 3,568,488 stock options that will vest upon the satisfaction of certain performance obligations, (d) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, and (e) 992,654 stock options that will continue to vest over a three to four-year service period and upon the satisfaction of specified performance-based vesting conditions, and (f) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 was $1.40 per option. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 was $1.22 per option.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the six months ended June 30, 2025 and 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	June 30,
	2025	2024
Weighted average expected term in years	5.94	5.94
Weighted average expected stock price volatility	99.3%	73.6%
Risk-free interest rate	3.80% - 4.47%	3.78% - 4.39%
Expected dividend yield	0%	0%

For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to stock options of $2.7 million and $5.9 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to stock options of $5.8 million and $11.0 million, respectively.

As of June 30, 2025, total unrecognized compensation cost related to the unvested stock options was $27.2 million, which is expected to be recognized over a weighted average period of 2.39 years.

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

The following is a summary of restricted stock unit activity from December 31, 2024 to June 30, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	719,557	$1.18
Granted	—	—
Vested	719,557	1.18
Forfeited	—	—
Unvested at June 30, 2025	—	$—

The Company did not record any stock-based compensation expenses related to restricted stock units for the three months ended June 30, 2025. For the three months ended June 30, 2024, the Company recorded stock-based compensation expenses related to restricted stock units of $0.4 million. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to restricted stock units of $0.2 million and $0.8 million, respectively.

The total fair value of restricted stock units vested during the six months ended June 30, 2025 was $0.8 million. As of June 30, 2025, there was no unrecognized compensation cost related to any unvested restricted stock units.

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

The following is a summary of stock option activity under the HSOP Plan from December 31, 2024 to June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	6,921,829	$6.64	11.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of June 30, 2025	6,921,829	$6.64	10.51	$—
Options exercisable as of June 30, 2025	6,921,829	$6.64	10.51	$—

As shown above, the Company did not grant any new HSOP options during the six months ended June 30, 2025 or 2024. The Company did not record any stock-based compensation expenses related to HSOP options for the three months ended June 30, 2025 or 2024. The Company did not record any stock-based compensation expenses related to HSOP options for the six months ended June 30, 2025. The Company recorded stock-based compensation expense related to HSOP options of $0.1 for the six months ended June 30, 2024.

As of June 30, 2025, there was no unrecognized compensation cost related to any unvested HSOP options.

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

For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to EIP options of an immaterial amount and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense related to EIP options of an immaterial amount and $0.2 million, respectively.

As of June 30, 2025, there was an $0.2 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 3.6 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense on the unaudited condensed consolidated statements of operations based on the cost center to which the option holder belongs.

The following tables summarize the total stock-based compensation expense by function for the three and six months ended June 30, 2025, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended June 30, 2025
	atai 2020 and 2021 Incentive Plans	Other Subsidiary Equity Plans	Total
Research and development	$575	$8	$583
General and administrative	2,094	9	$2,103
Total stock-based compensation expense	$2,669	$17	$2,686

	Six months ended June 30, 2025
	atai 2020 and 2021 Incentive Plans	Other Subsidiary Equity Plans	Total
Research and development	$1,527	$11	$1,538
General and administrative	4,494	9	$4,503
Total stock-based compensation expense	$6,021	$20	$6,041

The following tables summarize the total stock-based compensation expense by function for the three and six months ended June 30, 2024, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended June 30, 2024
	atai 2020 and 2021 Incentive Plans	Other Subsidiaries Equity Plan	Total
Research and development	$2,325	$15	$2,340
General and administrative	3,935	7	$3,942
Total stock-based compensation expense	$6,260	$22	$6,282

	Six months ended June 30, 2024
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$4,368	$—	$120	$4,488
General and administrative	7,424	117	13	$7,554
Total stock-based compensation expense	$11,792	$117	$133	$12,042

17. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effects for discrete items are recorded in the period in which they occur. For the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $0.1 million and immaterial amount, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $0.2 million and an immaterial amount, respectively. The income tax expense recorded for the three and six months ended June 30, 2025 was primarily driven by tax expense of subsidiaries in the United States and the United Kingdom. The increase in income tax expense shown for the three and six months ended June 30, 2025 was primarily driven by discrete tax expenses related to stock compensation, interest expense and tax payment true ups. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

In early June 2025, atai N.V. migrated its headquarters and effective place of management (“EPOM”) from Berlin, Germany to Amstelveen, Netherlands. Following the change, atai N.V. became exclusively a tax resident, and fully liable to tax, in the Netherlands. Generally, the forfeiture of German taxation rights based on the change in a company’s EPOM is associated with a taxable event for German tax purposes. Based on current analysis, and when considering the availability of German tax attributes such as asset bases, current year losses, and tax loss carryforwards, the taxable gain associated with atai N.V.’s change in EPOM is expected to be minimal.

In July 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic specified research or experimental expenditures and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but expects that the legislation will likely not have a material impact on its financial statements. As the legislation was signed into law after the close of the Company’s second quarter, the impacts are not included in the operating results for the three and six months ended June 30, 2025.

18. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Basic and Diluted EPS
Numerator:
Net loss	$(27,746)	$(57,369)	$(54,211)	$(84,747)
Net loss attributable to noncontrolling interests	(17)	(57)	(51)	(722)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(27,729)	$(57,312)	$(54,160)	$(84,025)
Denominator:
Weighted average common shares outstanding attributable to ATAI Life Sciences N.V. Stockholders - basic and diluted	196,563,699	160,387,701	186,473,494	159,643,518
Net loss per share attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(0.14)	$(0.36)	$(0.29)	$(0.53)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of June 30,
	2025	2024
Options to purchase common stock	48,565,515	42,937,787
HSOP options to purchase common stock	6,921,829	6,921,829
2018 short-term convertible promissory notes - related parties	2,367,200	2,367,200
2018 short-term convertible promissory notes	3,818,704	3,818,704
Pre-funded warrants	6,311,006	—
Unvested restricted stock units	—	1,166,417
	67,984,254	57,211,937

19. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, non-executive board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with our non-employee directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as non-employee directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated financial statements.

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

During the three and six months ended June 30, 2025 and 2024, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three and six months ended June 30, 2025 and 2024, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three months ended June 30, 2025 and 2024, the Company recorded zero and an immaterial amount, respectively, as research and development expense in the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company recorded zero and $0.4 million, respectively, as research and development expense in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2025 and 2024, respectively, Invyxis made no other service fee payments to Dalriada.

Rizafilm LLC License and Supply Agreement

As described in Note 3, in January 2025, the Company, through its wholly-owned subsidiary Nualtis, entered into an APA and a Supply Agreement with Rizafilm. Under the APA, Nualtis sold licensing and intellectual property rights of Nualtis's oral thin film technology and under the Supply Agreement, subject to approval by the FDA, Nualtis will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice.

During the three months ended June 30, 2025, the Company did not recognize any license revenue under the license agreement.. During the six months ended June 30, 2025, the Company recognized $0.2 million of the upfront fee paid by Rizafilm as license revenue.

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

During the three and six months ended June 30, 2025, the Company did not make any other payments to Psilera in connection with the Intellectual Property Assignment & License Agreement. Additionally, as of June 30, 2025, the Company did not record any contingent liabilities in connection with the Psilera Agreement.

21. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders Apeiron Investment Group Ltd. (“Apeiron”), the family office of Christian Angermayer, Co-Founder and Chairman of the Company, among other shareholders, contributed their investments in COMPASS, Innoplexus and Juvenescence Ltd. to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 21.9% and 20.1% of the outstanding common stock in the Company as of June 30, 2025 and December 31, 2024, respectively.

Consulting Agreement with Mr. Angermayer

In January 2024, the Company and Mr. Angermayer entered into the Termination and New Consultancy Agreement (the “2024 Consultancy Agreement”). Pursuant to the 2024 Consultancy Agreement, the parties agreed to terminate the original consulting agreement between ATAI AG and Mr. Angermayer dated January 16, 2021 (the “Original Consultancy Agreement”) and enter into a new consultancy agreement between the Company and Mr. Angermayer to, among other things, extend the term of the Original Consultancy Agreement to January 5, 2028, increase the services to include various business objectives (including related to business and finance, communication and investor relations), and provide for the grant of an option to purchase 1,658,094 shares of the Company that vests over four years in part based on continued service and in part based on the Company's total shareholder return compared to the four-year total shareholder return of the companies comprising the XBI.

In June 2025, the Company granted to Mr. Angermayer in further consideration of his continued service as a consultant and other valuable consideration (i) an option to purchase 337,686 common shares of the Company that will vest with respect to 131,698 shares subject to the option based on the Company’s standard four year vesting schedule and with respect to 205,988 shares subject to the option based on the Company achieving certain asset value goals by December 31, 2026 and continued service with the Company, and (ii) an option to purchase 292,500 shares that will vest based on Company achieving certain asset value goals by December 31, 2026. In addition, the options are subject to Mr. Angermayer entering into an amended consultancy agreement that provides for compliance with the Company’s code of conduct, compliance program and the voting agreement entered by Apeiron in connection with the Beckley Psytech transaction.

For the three months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized $0.3 million and $0.2 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2025 and 2024, the Company recognized an immaterial amount and $0.1 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board, as in effect at that time. For the six months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

Apeiron's Purchase of Common Shares

As mentioned in Note 15 above, in February 2025, the Company entered into an Underwriting Agreement in connection with the issuance and sale by the Company in a public offering of its common shares. Apeiron participated in the public offering, purchasing 10,835,718 common shares at a price per share of $2.10.

22. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. For the three months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million, respectively, of related compensation expense. For the six months ended June 30, 2025 and 2024, the Company recognized $0.2 million and $0.3 million, respectively of related compensation expense.

23. Corporate Restructuring

2025 Restructuring

In March 2025, the Company eliminated approximately 25% of its global workforce as part of a restructuring initiative in order to reduce operational costs and extend the Company's cash runway.

Restructuring expense related to the workforce reduction incurred during the six months ended June 30, 2025 resulted in $1.1 million of restructuring expense, which consisted of $1.1 million of cash expenditures for severance and other employee separation-related costs and an immaterial amount of stock-based compensation expense. Of the restructuring expense, for the three and six months ended June 30, 2025, $0.4 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of June 30, 2025, net restructuring liabilities totaled approximately $0.3 million, which are included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

2024 Restructuring

In February 2024, the Company eliminated approximately 10% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the six months ended June 30, 2024, resulted in $2.0 million of restructuring expense, which consisted of 1.6 million of cash expenditures for severance and other employee separation-related costs and $0.4 million of stock-based compensation expense. Of the restructuring expense, for the three and six months ended June 30, 2024, $0.3 million and $1.7 million, respectively, were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of June 30, 2024, net restructuring liabilities totaled approximately $0.2 million included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

	As of June 30,
	2025	2024
Restructuring costs expensed during the period	$1,113	$1,984
Non-cash impact of stock-based compensation	(53)	(358)
Cash payments of restructuring liabilities, net	(713)	(1,406)
Ending Restructuring liability	$347	$220

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

The Company's reportable segment net loss, including significant segment expenses, for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
License revenue	$—	$273	$202	$273
Research and development services revenue	719	—	2,072	—
Total revenue	$719	$273	$2,274	$273
Research and Development
VLS-01	3,471	2,809	5,812	4,872
EMP-01	1,783	207	2,137	267
Discovery (Non-hallucinogenic)	395	330	765	853
RL-007	2,196	2,350	4,242	4,205
Other programs(i)	340	1,597	1,526	2,881
Personnel and employee-related expenses(ii)	1,960	2,793	4,861	5,711
Non-cash share-based compensation expense	582	2,340	1,543	4,481
Depreciation and Amortization	60	—	119	—
Other Expenses(iii)	305	179	1,415	865
General and Administrative
Personnel and employee-related expenses(ii)	2,665	4,031	5,991	8,097
Non-cash share-based compensation expense	2,088	3,942	4,473	7,209
Accounting and Tax Fees	2,221	1,315	3,329	3,101
Legal & Intellectual Property Fees	4,991	1,406	6,930	2,758
Insurance	413	718	835	1,579
Depreciation and Amortization	166	82	324	165
Other Expenses, net(iii)	2,355	1,903	3,615	3,042
Interest income	248	118	434	425
Interest expense	(264)	(702)	(1,164)	(1,388)
Other segment items(iv)	(2,457)	(31,056)	(7,838)	(33,969)
Segment and consolidated net loss	$(27,746)	$(57,369)	$(54,211)	$(84,747)

(i) Includes direct expenses related to PCN-101, KUR-101, RLS-01, EGX-121, Nualtis, enabling technologies, and other discovery programs.
(ii) Includes labor, benefits, and personnel-based restructuring expenses.
(iii) Includes, professional consulting services, facilities costs, technology and communication costs, and miscellaneous fees.
(iv) Includes benefit from research and development tax credit, change in fair value of assets and liabilities, net, loss on extinguishment of debt, change in fair value of digital assets, foreign exchange gains (losses), net, issuance costs allocated to the June 2025 Pre-Funded Warrants, benefit (provision) for income taxes, and losses from investments in equity method investees, net of tax.

25. Subsequent Events

July 2025 PIPE

In July 2025, the Company entered into subscription agreements (the "July Subscription Agreements”), relating to the purchase (the “July 2025 PIPE Financing”) by the investors party thereto (the “July 2025 PIPE Investors”) of 18,264,840 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $2.19 per share and a pre-funded warrant to purchase 4,566,210 common shares with an exercise price of $0.01 (the “July 2025 Pre-Funded Warrant”) for a purchase price of $2.19 per common share underlying the July 2025 Pre-Funded Warrant less the exercise price for the July 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to the Company from the July 2025 PIPE Financing of approximately $50 million. The July 2025 PIPE Financing was subject to the satisfaction or waiver of closing conditions contained in the July Subscription Agreements and was completed in August 2025. The proceeds from the July 2025 PIPE Financing are expected to be used by the Company for general corporate purposes, including for working capital and to advance the clinical development of its product candidates and programs.

The securities being issued and sold in the private placement have not been registered under the Securities Act, or any state’s securities laws, and were issued and sold in a private placement in reliance on Section 4(a)(2) of the Securities Act. The securities may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

Apeiron participated in the financing, purchasing 8,675,799 common shares at a price per share of $2.19.

Promissory Note

On August 13, 2025, the Company issued an unsecured promissory note (the ‘‘Promissory Note’’) to Beckley Psytech in the principal amount of $10.0 million, with net proceeds to be used for the achievement of specified product development milestones. The Promissory Note bears interest at a rate equal to the lesser of 12% per annum and the highest rate permitted by applicable law. The outstanding principal balance of the Promissory Note and all accrued but unpaid interest will be due and payable in full on the earlier of (i) the payment of the break fee under the terms of the SPA, (ii) three hundred sixty-four days from the date of the first advance, and (iii) the occurrence of an event of default pursuant to the terms of the Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our Form 10-K (the “Annual Report”) filed with the SEC on March 17, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in our Annual Report and may be updated from time to time in our other filings with the SEC.

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
•
EMP-01(R-3,4-methylenedioxy-methamphetamine (“R-MDMA”)) for social anxiety disorder (“SAD”); and
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

Our commitment to innovation extends to early-stage drug discovery through our discovery platform. Intellectual property development has been essential to our strategy since inception, particularly through key investments in novel chemical entity (“NCE”) development. We have made substantial progress in our drug discovery efforts to date, synthesizing and screening more than 750 compounds and identifying novel scaffolds that display potential in targeting mental health disorders.

Beckley Psytech Strategic Combination

We have a strategic investment in Beckley Psytech Limited (“Beckley Psytech”), a private clinical-stage biopharmaceutical company developing two investigational compounds: BPL-003, mebufotenin benzoate, for TRD and alcohol use disorder (“AUD”), and ELE-101, psilocin, for the treatment of major depressive disorder (“MDD”).

In June 2025, we entered into a share purchase agreement with Beckley Psytech and certain other parties thereto, pursuant to which we agreed to acquire from the shareholders of Beckley Psytech (the “Sellers”) the entire issued share capital of Beckley Psytech not already owned by the Company by issuing to the Sellers 105,044,902 of our common shares (subject to certain adjustments). The strategic combination with Beckley Psytech is expected to close in the fourth quarter of 2025, subject to approval of the share issuance by the Company’s shareholders and satisfaction of other customary closing conditions.

Corporate Redomiciliation

In August 2025, our board of directors approved a redomiliciation of the Company to Delaware (the “Redomiciliation”). The Redomiciliation is intended to generally improve the Company’s operational and financial flexibility and provide for a more efficient corporate structure to achieve strategic and financial goals. As Dutch law does not facilitate a direct change of legal domicile of a Dutch public limited liability company (such as us) to a jurisdiction outside the European Economic Area, the Redomiciliation is anticipated to be effected through a series of transactions occurring in a specific sequence and as a consequence of which, among other things (i) the Company and a newly formed Luxembourg entity (“ATAI LuxCo”) would enter into a cross-border merger, as a result of which the Company would cease to exist and all assets and liabilities of the Company would be transferred to ATAI LuxCo (the “LuxCo Merger”), and (ii) ATAI LuxCo would redomesticate in Delaware, as permitted under Luxembourg law. The Redomiciliation is subject to, among other things, the approval of the LuxCo Merger and related matters by the Company’s shareholders.

Recognify Life Sciences Strategic Investment

We have a strategic investment in Recognify Life Sciences, Inc. (“Recognify”), a company developing inidascamine (formerly RL-007), an investigational pro-cognitive neuromodulator for the treatment of cognitive impairment associated with schizophrenia (“CIAS”). We hold a 51.9% ownership percentage in Recognify, and have consolidated this subsidiary into our consolidated financial statements with the noncontrolling interest reflected in our consolidated balance sheets and the portion of net earnings attributable to the noncontrolling interests reflected in our consolidated statements of operations.

IntelGenx Corp. Acquisition

In October 2024, we acquired IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”), a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for our development candidate, VLS-01. In June 2025, IGX rebranded into Nualtis as part of the subsidiary's transformation and long-term strategic vision.

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

Our Pipeline

Our pipeline includes wholly owned psychedelic-based product candidates across multiple neuropsychiatric indications including depression and anxiety. The table below summarizes the status of our core product candidate portfolio, as of the date of this Quarterly Report.

Psychedelic Programs

BPL-003: Intranasal mebufotenin (5-MeO-DMT) benzoate for TRD (via strategic investment in Beckley Psytech)

•
Reported positive topline results from the eight-week core phase of the randomized, quadruple-masked, global Phase 2b clinical study of BPL-003 in 193 patients with TRD.
o
Study met its primary and all key secondary endpoints, and BPL-003 demonstrated rapid, robust and durable antidepressant effects for up to 8 weeks with a single dose.
o
BPL-003 was generally well-tolerated at all doses, with 99% of treatment-emergent adverse events in the eight-week core phase being mild or moderate, and no drug-related serious adverse events or suicide-related safety signals.
o
Majority of patients were deemed ready for discharge at the 90 minutes post-dose assessment.
o
The Phase 2b study is the largest ever controlled study of mebufotenin and the only blinded Phase 2 study of mebufotenin to include sites in the United States.
o
Safety and efficacy data support the selection of the 8 mg dose to advance into Phase 3 clinical development, pending consultation with regulatory authorities.
•
Topline data from the eight-week open-label extension (OLE) stage of the Phase 2b clinical trial of BPL-003 is expected in the third quarter of 2025.
•
Topline data from the open-label Phase 2a two-dose induction model study of BPL-003 expected in the third quarter of 2025.
•
On track to submit End-of-Phase 2 meeting request to the U.S. Food and Drug Administration (FDA) in the third quarter of 2025.

VLS-01: Buccal film DMT for TRD

•
VLS-01 is an investigational proprietary oral transmucosal film formulation of DMT applied to the buccal surface, designed to fit within the established two-hour interventional psychiatry treatment paradigm.
•
Due to slower-than-anticipated site activation and recruitment in Elumina, the Phase 2, multicenter, double-blind, randomized, placebo-controlled trial of VLS-01 in patients with TRD, topline data is now anticipated in the second half of 2026.

EMP-01: Oral R-MDMA for SAD

•
EMP-01 is an oral formulation of R-MDMA that demonstrated unique, dose-dependent subjective effects in a Phase 1 trial that was generally found to be more similar to classical psychedelics than to racemic MDMA.
•
Continued to enroll patients into the exploratory, randomized, double-blind, placebo-controlled Phase 2 study of EMP-01 to assess the safety, tolerability and efficacy in approximately 60 adults with SAD. Topline data are anticipated in the first quarter of 2026.

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

Non-Psychedelic Program & Strategic Investment

Inidascamine: Pro-cognitive neuromodulator for CIAS (via Strategic Investment in Recognify)

•
Recognify Life Sciences announced initial findings from the Phase 2b clinical trial of inidascamine. While both active treatment groups showed numerical improvements in cognitive and functional measures compared to placebo, the primary endpoint was not met with statistical significance.
•
Recognify Life Sciences plans to analyze the full data set and evaluate strategic options for inidascamine based on the totality of data.
•
As previously communicated, atai intends to allocate its resources to its wholly owned pipeline of transformative psychedelic product candidates focused on affective disorders

Factors and Trends Affecting our Results of Operations

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

Acquisitions/Investments

To continue to grow our business and to aid in the development of our various product candidates, we are strategically acquiring and investing in companies that share our common goal towards advancing transformative treatments, including psychedelic compounds, for patients that suffer from mental health disorders. We expect that these expenses will increase in the near-term in connection with the proposed strategic combination with Beckley Psytech, and will remain a meaningful part of our expenses in future periods as we continue to pursue strategic opportunities.

Components of Our Results of Operations

License revenue

On March 11, 2021, we entered into a license and collaboration agreement (the “Otsuka Agreement”), with Otsuka Pharmaceutical Co., LTD (“Otsuka”). In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective April 2025. We did not recognize any revenue pursuant to the Otsuka Agreement in 2025, and, effective as of the termination date, we will no longer be eligible to receive any milestone payments or royalties.

As a full service contract development and manufacturing organization, Nualtis offers services that include pharmaceutical research and development and the manufacturing of pharmaceutical products by leveraging its proprietary drug delivery technologies. Nualtis recognizes license and research and development revenue from the use of its proprietary drug delivery technologies in its customers' products.

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

Research and development services revenue

As described above, Nualtis recognizes revenue from the development and manufacturing of novel oral thin film products for the pharmaceutical market.

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

Interest expense

Interest expense consists primarily of interest expense incurred in connection with our 2022 Term Loan Facility (as defined below), which was terminated in May 2025.

Benefit from research and development tax credit

Benefit from research and development tax credit consists of tax credits received in Australia under the Research and Development Tax Incentive (“RDTI”) program and research and development tax credits received in Canada following our acquisition of Nualtis. Qualifying expenditures include employment costs for research staff, consumables, and relevant, permitted CRO costs incurred as part of research projects.

Change in fair value of assets and liabilities, net:

The Company carries various assets and liabilities at fair value and subsequent remeasurements are recorded as a Change in fair value of assets and liabilities, net as a component of Other income (expense), net. Assets held at fair value include securities held at fair value, investments held at fair value, and convertible notes receivable. Liabilities held at fair value include contingent considerations, convertible promissory notes, derivative liability, and Pre-funded warrant liability.

Change in fair value of securities carried at fair value

Change in fair value of securities consists of changes in fair value of our available for sale securities for which we have elected the fair value option.

Change in fair value of short-term notes receivable - related party, net

Change in fair value of short-term notes receivable - related party consists of subsequent remeasurements of our convertible notes receivable with IntelGenx, for which we elected the fair value option, prior to the completion of our acquisition of Nualtis in October 2024.

Change in fair value of short-term convertible notes receivable - related party

Change in fair value of short-term convertible notes receivable - related party consists of subsequent remeasurements of our convertible notes receivable with IntelGenx, for which we elected the fair value option, prior to the completion of our acquisition of Nualtis in October 2024.

Change in fair value of other investments held at fair value

Change in fair value of other investment held at fair value consists of subsequent remeasurements of our investments held at fair value, including COMPASS Pathways plc (“COMPASS”) and IntelGenx prior to the completion of our acquisition of Nualtis in October 2024, for which we have elected the fair value option, as well as additional contingent warrants held with Beckley Psytech.

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

Change in fair value of contingent consideration liability - related party

Change in fair value of contingent consideration liability - related party consists of subsequent remeasurements of our contingent consideration liability related to our acquisition of Perception Neuroscience Holdings, Inc. (“Perception”) for which we record at fair value.

Change in fair value of contingent consideration liabilities

Change in fair value of contingent consideration liabilities consists of subsequent remeasurements of our contingent consideration liabilities related to our acquisitions of DemeRx IB, Inc. (“DemeRx IB”) and TryptageniX, Inc. (“TryptageniX”) for which we record at fair value.

Change in fair value of pre-funded warrant liabilities

Change in fair value of pre-funded warrant liabilities consists of subsequent remeasurements of our pre-funded warrants pursuant to the June 2025 PIPE Financing (defined below) for which we record at fair value.

Gain on other investments

Gain on other investments consists of a gain recognized on our additional investment in Beckley Psytech upon the issuance of deferred shares pursuant to the Escrow Agreement.

Change in fair value of digital assets, net

Change in fair value of digital assets, net consists of the subsequent remeasurement of our Bitcoin holding, as Bitcoin is measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60.

Loss on extinguishment of debt

Loss on extinguishment of debt represents the difference between the net carrying amount and the redemption amount related to our early repayment of all outstanding obligations under our 2022 Term Loan Facility pursuant to ASC 405-20.

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

Other expense, net

Other expense, net consists principally of the changes in the carrying values of our assets and liabilities, issuance costs allocated to warrant liabilities and net gains (losses) recognized on the sale of certain of our assets.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of June 30, 2025. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law.

We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of June 30, 2025, we had no additional unrecognized tax benefits.

Losses from Investments in Equity Method Investees, Net of Tax

Losses from investments in equity method investees, net of tax consists of our share of equity method investees losses on the basis of our equity ownership percentage.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests consists of the portion of net loss that is allocated to the noncontrolling interests of certain consolidated variable interest entities (“VIEs”). Net losses in consolidated VIEs are attributed to noncontrolling interests considering the liquidation preferences of the different classes of equity held by the shareholders in the VIE and their respective interests in the net assets of the consolidated VIE in the event of liquidation, and their pro rata ownership. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our VIEs and our ownership percentage changes.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024 (unaudited)

	For the three months ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
License revenue	$—	$273	$(273)	(100%)
Research and development services revenue	719	—	719	100%
Total revenue	$719	$273	$446	163%
Operating expenses:
Research and development	11,092	12,605	(1,513)	(12%)
General and administrative	14,900	13,397	1,503	11%
Total operating expenses	25,992	26,002	(10)	(0%)
Loss from operations	(25,273)	(25,729)	456	(2%)
Other expense, net:
Interest income	248	118	130	110%
Interest expense	(264)	(702)	438	(62%)
Benefit from research and development tax credit	28	381	(353)	(93%)
Change in fair value of assets and liabilities, net	(7,005)	(30,600)	23,595	(77%)
Gain on other investments	3,794	—	3,794	100%
Change in fair value of digital assets, net	1,428	—	1,428	100%
Loss on extinguishment of debt	(1,317)	—	(1,317)	100%
Foreign exchange gain, net	1,460	122	1,338	1097%
Other expense, net	(752)	(667)	(85)	13%
Total other expense, net	(2,380)	(31,348)	28,968	(92%)
Net loss before income taxes	(27,653)	(57,077)	29,424	(52%)
Provision for income taxes	(93)	(19)	(74)	389%
Losses from investments in equity method investees, net of tax	—	(273)	273	(100%)
Net loss	$(27,746)	$(57,369)	$29,623	(52%)
Net loss attributable to noncontrolling interests	(17)	(57)	40	(70%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(27,729)	$(57,312)	$29,583	(52%)

License Revenue

We did not recognize any license revenue for the three months ended June 30, 2025. We recognized $0.3 million in license revenue for the three months ended June 30, 2024 related to the Otsuka Agreement.

Research and Development Services Revenue

We recognized $0.7 million in research and development services revenue for the three months ended June 30, 2025 related to certain research and development services performed by Nualtis for its customers. We did not recognize any research and development services revenue for the three months ended June 30, 2024.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Core Psychedelic Programs
VLS-01	$3,471	$2,809	$662	24%
EMP-01	1,783	207	1,576	761%
Discovery (Non-Hallucinogenic)	395	330	65	20%
Non-Psychedelic Program
RL-007	2,196	2,350	(154)	(7%)
Other Programs	339	1,525	(1,186)	(78%)
Enabling Technologies and Drug Discovery Platforms	1	72	(71)	(99%)
Unallocated research and development expenses:
Personnel expenses	2,543	5,132	(2,589)	(50%)
Professional and consulting services	94	91	3	3%
Other	210	90	120	133%
Depreciation	60	—	60	100%
Total research and development expenses	$11,092	$12,605	$(1,513)	(12%)

Research and development expenses were $11.1 million for the three months ended June 30, 2025, compared to $12.6 million for the three months ended June 30, 2024. The decrease of $1.5 million was primarily attributable to a $2.6 million decrease in personnel expenses (inclusive of a $1.8 million decrease in stock based compensation) and a $0.1 million decrease in costs related to our enabling technologies and drug discovery platform, as discussed below. The decrease was partially offset by a $1.0 million increase in direct costs for our Core Psychedelic Programs, Non-Psychedelic Programs, and Other Programs as discussed below, a $0.1 million increase in other expenses, and a $0.1 million increase in depreciation expense.

Core Psychedelic Programs

VLS-01: DMT for TRD

The $0.7 million net increase in direct costs was primarily due to a $1.1 million increase of clinical development costs related to our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 clinical trial of VLS-01, as compared to costs incurred during the three months ended June 30, 2024 primarily for our Phase 1b trial of VLS-01 designed to evaluate the efficacy, safety, tolerability, PK and PD of VLS-01 delivered using our proprietary buccal film formulation, as well as $0.6 million of increased manufacturing costs. These increases were partially offset by a $1.0 million decrease in preclinical development costs that were incurred to support our now ongoing Elumina trial.

EMP-01: R-MDMA for SAD

The $1.6 million increase in direct costs for our EMP-01 program was primarily due to a $1.4 million net increase in clinical development costs relating to our exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01, as well as $0.2 million of increased manufacturing costs.

Discovery (Non-Hallucinogenic)

The $0.1 million increase in discovery costs was primarily due to a $0.1 million increase of preclinical development costs related to our novel 5-HT2A receptor agonists.

Non-psychedelic Program

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $0.2 million decrease in direct costs for our RL-007 program was primarily due to a decrease of $0.2 million of clinical development costs relating to our Phase 2b clinical trial for RL-007 in CIAS. This decrease was partially offset by a $0.1 million increase in manufacturing costs.

Other Programs

The $1.2 million decrease in our other programs primarily relates to a $1.4 million decrease in IBX-210 costs, a $0.1 million decrease in PCN-101 costs, and a $0.1 million decrease in EGX-121 costs. These costs were partially offset by a $0.4 million increase in Nualtis costs.

Enabling Technologies and Drug Discovery Platforms

The $0.1 million decrease in our enabling technologies and drug discovery platforms primarily relates to the wind-down costs of our Invyxis, TryptageniX, InnarisBio, and Psyber programs.

General and Administrative Expenses

General and administrative expenses were $14.9 million for the three months ended June 30, 2025 compared to $13.4 million for the three months ended June 30, 2024. The $1.5 million increase was largely attributable to a $4.3 million increase in legal and professional service expenses in connection with the proposed Beckley Psytech strategic combination and our pending Redomiciliation and a $0.1 million increase in depreciation expense. This increase was partially offset by a $2.7 million decrease in personnel costs (inclusive of a $1.9 million decrease in stock-based compensation and a $0.1 million decrease in restructuring costs) and a $0.2 million decrease in insurance costs.

Other expense, net

Interest income

Interest income for the three months ended June 30, 2025 and 2024 primarily consisted of interest earned on our cash balances during these periods. We recognized interest income of $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.

Interest expense

Interest expense for three months ended June 30, 2025 and 2024 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility. Interest expense decreased $0.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as the 2022 Term Loan Facility was extinguished in May 2025.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Canadian Tax Authorities as an immaterial benefit for the three months ended June 30, 2025. We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.4 million for the three months ended June 30, 2024.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the three months ended June 30, 2025 and 2024 we recognized a gain of $0.6 million and $1.1 million, respectively, relating to the change in fair value of securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our short-term notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the three months ended June 30, 2025 and 2024 we recognized no change in fair value and a $0.5 million loss, respectively, related to the change in the fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the three months ended June 30, 2025 and 2024 we recognized no change in fair value and a $6.9 million gain related to the change in fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our American Depository Shares (“ADS”) holdings in COMPASS, IntelGenx related investments, prior to the completion of our acquisition, and additional contingent warrants issued by Beckley Psytech. During the three months ended June 30, 2025, we recognized a $0.9 million gain related to our ADS holdings in COMPASS Pathways plc and a $3.3 million loss related to additional contingent warrants issued by Beckley Psytech Limited. For the three months ended June 30, 2024, we recognized a $21.8 million loss related to our holding in COMPASS Pathways plc, a $8.0 million loss related to our investments in IntelGenx Technologies Corp, and a $0.7 million gain related to our investment in Beckley Psytech Limited.

Change in fair value of short-term convertible promissory notes

In December 2023, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the three months ended June 30, 2025 and 2024, we recognized a $1.9 million loss and a $2.3 million gain, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Change in fair value of short-term convertible promissory notes - related party

In April 2024, certain related party 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the three months ended June 30, 2025 and 2024, we recognized a $1.2 million loss and a $2.5 million gain, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI NV.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and are subsequently remeasured to fair value. For the three months ended June 30, 2025 and 2024 we recognized an immaterial change in fair value related to the Perception contingent consideration.

Change in fair value of contingent consideration liability

In October 2023, we acquired shares of the noncontrolling interest of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the three months ended June 30, 2025 and 2024 we recognized an immaterial change in fair value related to the DemeRx IB contingent consideration.

In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the three months ended June 30, 2025 and 2024, we recognized no change in fair value related to the TryptageniX contingent consideration.

Change in fair value of pre-funded warrant liabilities

Change in fair value of pre-funded warrant liabilities consists of subsequent remeasurements of our pre-funded warrants issued pursuant to the June 2025 PIPE Financing, which we record at fair value. For the three months ended June 30, 2025 we recognized a $2.2 million loss related to the increase in fair value of the warrants issued. We did not recognize any change in fair value for the three months ended June 30, 2024.

Gain on other investments

Gain on other investments for the three months ended June 30, 2025 consists of a $3.8 million gain related to our investment in Beckley Psytech which was recognized upon the issuance of the deferred shares pursuant to the Escrow Agreement. There was no gain on other investments for the three months ended June 30, 2024.

Change in fair value of digital assets, net

Change in fair value of digital assets, net consists of the subsequent remeasurement of our Bitcoin holding, as Bitcoin is measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60. For the three months ended June 30, 2025, we recognized a $1.4 million gain related to the change in fair value. We did not recognize any change in fair value for the three months ended June 30, 2024.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended June 30, 2025 was $1.3 million, which is related to our early repayment of all outstanding obligations under the 2022 Term Loan Facility in May 2025. We did not recognize any loss on extinguishment of debt for the three months ended June 30, 2024.

Foreign exchange loss, net

We recorded a gain of $1.5 million related to foreign currency exchange rates for the three months ended June 30, 2025 and a gain of $0.1 million related to foreign currency exchange rates for the three months ended June 30, 2024. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro, Canadian Dollar, and Australian Dollar and the U.S. dollar on our foreign denominated balances.

Other expense, net

Other expense for the three months ended June 30, 2025 was $0.8 million, which is related to $0.7 million of issuance costs allocated to pre-funded warrant liabilities issued pursuant to the June 2025 PIPE Financing and $0.1 million from the disposal of certain fixed assets. Other expense for three months ended June 30, 2024 was $0.7 million, which is related to our initial recognition of the IntelGenx subsequent debtor-in-possession loan commitment.

Provision for income taxes

We incurred $0.1 million and an immaterial amount of current income tax expense for the three months ended June 30, 2025 and 2024, respectively. Our current income tax expense relates to tax expense of subsidiaries in the United States, Germany, Canada and the United Kingdom.

Losses from Investments in Equity Method Investees

We did not recognize any losses from investment in equity method investees for the three months ended June 30, 2025. We recognized $0.3 million of losses from investment in equity method investees for the three months ended June 30, 2024. Losses from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Six Months Ended June 30, 2025 and 2024 (unaudited)

	For the six months ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
License revenue	$202	$273	$(71)	(26%)
Research and development services revenue	2,072	—	2,072	100%
Total revenue	$2,274	$273	$2,001	733%
Operating expenses:
Research and development	22,420	24,136	(1,716)	(7%)
General and administrative	25,497	25,952	(455)	(2%)
Total operating expenses	47,917	50,088	(2,171)	(4%)
Loss from operations	(45,643)	(49,815)	4,172	(8%)
Other expense, net:
Interest income	434	425	9	2%
Interest expense	(1,164)	(1,388)	224	(16%)
Benefit from research and development tax credit	56	586	(530)	(90%)
Change in fair value of assets and liabilities, net	(12,502)	(31,800)	19,298	(61%)
Gain on other investments	3,794	—	3,794	100%
Change in fair value of digital assets, net	1,216	—	1,216	100%
Loss on extinguishment of debt	(1,317)	—	(1,317)	100%
Foreign exchange gain (loss), net	1,916	(94)	2,010	(2138%)
Other expense, net	(752)	(672)	(80)	12%
Total other expense, net	(8,319)	(32,943)	24,624	(75%)
Net loss before income taxes	(53,962)	(82,758)	28,796	(35%)
Provision for income taxes	(249)	(15)	(234)	1560%
Losses from investments in equity method investees, net of tax	—	(1,974)	1,974	(100%)
Net loss	$(54,211)	$(84,747)	$30,536	(36%)
Net loss attributable to noncontrolling interests	(51)	(722)	671	(93%)
Net loss attributable to ATAI Life Sciences N.V. stockholders	$(54,160)	$(84,025)	$29,865	(36%)

License Revenue

We recognized $0.2 million and $0.3 million in license revenue for the six months ended June 30, 2025 and 2024, respectively. The revenue recognized for the six months ended June 30, 2025 is related to Nualtis's license agreements with its customers. The revenue recognized for the six months ended June 30, 2024 is related to our license agreement with Otsuka.

Research and Development Services Revenue

We recognized $2.1 million in research and development services revenue for the six months ended June 30, 2025 related to certain research and development services performed by Nualtis for its customers. We did not recognize any research and development services revenue for the six months ended June 30, 2024.

Research and Development Expenses

The table and discussion below present research and development expenses for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Core Psychedelic Programs
VLS-01	$5,812	$4,872	$940	19%
EMP-01	2,137	267	1,869	699%
Discovery (Non-Hallucinogenic)	765	853	(88)	(10%)
Non-Psychedelic Program
RL-007	4,242	4,205	37	1%
Other Programs	1,477	2,743	(1,266)	(46%)
Enabling Technologies and Drug Discovery Platforms	49	138	(88)	(64%)
Unallocated research and development expenses:
Personnel expenses	6,404	10,192	(3,788)	(37%)
Professional and consulting services	216	672	(456)	(68%)
Other	1,199	193	1,006	521%
Depreciation	119	—	119	100%
Total research and development expenses	$22,420	$24,136	$(1,716)	(7%)

Research and development expenses were $22.4 million for the six months ended June 30, 2025, compared to $24.1 million for the six months ended June 30, 2024. The decrease of $1.7 million was primarily attributable to a $3.8 million decrease in personnel expenses (inclusive of a $3.0 million decrease in stock based compensation and $0.1 million increase in restructuring costs), a $0.5 million decrease in professional services costs, and a $0.1 million decrease in costs related to our enabling technologies and drug discovery platform as discussed below. The decrease was partially offset by a $1.5 million increase in direct costs for our Core Psychedelic Programs, Non-Psychedelic Programs, and Other Programs as discussed below, a $1.0 million increase in other expenses (inclusive of $0.8 million related to the Psilera agreement), and a $0.1 million increase in depreciation expense.

Core Psychedelic Programs

VLS-01: DMT for TRD

The $0.9 million net increase in direct costs was primarily due to a $2.3 million increase of clinical development costs related to our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 clinical trial of VLS-01, as compared to costs incurred during the six months ended June 30, 2024 primarily for our Phase 1b trial of VLS-01 designed to evaluate the efficacy, safety, tolerability, PK and PD of VLS-01 delivered using our proprietary buccal formulation, as well as $0.7 million of increased manufacturing costs. These increases were partially offset by a $2.1 million decrease in preclinical development costs that were incurred to support our now ongoing Elumina trial.

EMP-01: R-MDMA for SAD

The $1.9 million increase in direct costs for our EMP-01 program was primarily due to a $1.7 million net increase in clinical development costs relating to our exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01, as well as $0.2 million of increased manufacturing costs.

Discovery (Non-Hallucinogenic)

The $0.1 million decrease in discovery costs was primarily due to a $0.1 million decrease of preclinical development costs related to our novel 5-HT2A receptor agonists.

Non-psychedelic Program

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The direct costs for RL-007 remained consistent year-over-year. The costs incurred for the six months ended June 30, 2025 included $3.9 million of clinical development costs relating to our Phase 2b clinical trial for RL-007 in CIAS and $0.3 million in manufacturing costs.

Other Programs

The $1.3 million decrease in our other programs primarily relates to a $1.4 million decrease IBX-210 costs, a $0.4 million decrease in PCN-101 costs, and a $0.4 million decrease in EGX-121 costs. These costs were partially offset by a $0.9 million increase in Nualtis costs.

Enabling Technologies and Drug Discovery Platforms

The $0.1 million decrease in our enabling technologies and drug discovery platforms primarily relates to the wind-down costs of our Invyxis, TryptageniX, InnarisBio, and Psyber programs.

General and Administrative Expenses

General and administrative expenses were $25.5 million for the six months ended June 30, 2025, compared to $26.0 million for the six months ended June 30, 2024. The $0.5 million decrease was largely attributable to a $4.0 million decrease in personnel costs (inclusive of $3.1 million decrease in stock-based compensation and a $0.7 million decrease in restructuring costs) and a $0.8 million decrease in insurance costs. This decrease was partially offset by $4.1 million increase in legal and professional service expenses primarily in connection with the proposed Beckley Psytech strategic combination and our pending Redomiciliation and $0.2 million of depreciation expense.

Other expense, net

Interest income

Interest income for the six months ended June 30, 2025 and 2024 primarily consisted of interest earned on our cash balances during these periods. We recognized interest income of $0.4 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Interest expense

Interest expense for six months ended June 30, 2025 and 2024 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility. Interest expense decreased $0.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as the 2022 Term Loan Facility was extinguished in May 2025.

.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Canadian Tax Authorities of $0.1 million for the six months ended June 30, 2025. We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.6 million for the six months ended June 30, 2024.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the six months ended June 30, 2025 and 2024 we recognized a gain of $1.1 million and $2.3 million, respectively, relating to the change in fair value of securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consists of subsequent remeasurement of our short-term notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the six months ended June 30, 2025 and 2024 we recognized no change in fair value and a $0.5 million loss, respectively, related to the change in the fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consists of subsequent remeasurement of our convertible notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the six months ended June 30, 2025 and 2024 we recognized no change in fair value and a $5.2 million loss, respectively, related to the change in the fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our ADS holdings in COMPASS, IntelGenx related investments, prior to the completion of our acquisition, and additional contingent warrants issued by Beckley Psytech. During the six months ended June 30, 2025, we recognized a $5.4 million loss related to our ADS holdings in COMPASS Pathways plc and a $2.8 million loss related to additional contingent warrants issued by Beckley Psytech Limited. For the six months ended June 30, 2024, we recognized a $25.9 million loss related to our holding in COMPASS Pathways plc, a $6.5 million loss related to our investments in IntelGenx Technologies Corp, and a $0.8 million gain related to our investment in Beckley Psytech Limited.

Change in fair value of short-term convertible promissory notes

In December 2023, certain 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the six months ended June 30, 2025 and 2024, we recognized a $1.9 million loss and a $0.6 million gain, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Change in fair value of short-term convertible promissory notes - related party

In April 2024, certain related party 2020 convertible noteholders exchanged the 2020 convertible notes issued by ATAI Life Sciences AG for notes issued by ATAI NV, which are convertible into ATAI NV common shares. We determined that this was a modification to the convertible note and record the fair value of the conversion option quarterly. For the six months ended June 30, 2025 and 2024, we recognized a $1.2 million loss and a $2.5 million gain, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and are subsequently remeasured to fair value. For the six months ended June 30, 2025 and 2024 we recognized an immaterial change in fair value related to the Perception contingent consideration.

Change in fair value of contingent consideration liability

In October 2023, we acquired shares of the noncontrolling interest of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the six months ended June 30, 2025 and 2024 we recognized no change in fair value and a $0.3 million loss, respectively, related to the DemeRx IB contingent consideration.

In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the six months ended June 30, 2025 and 2024, we recognized no change in fair value and an immaterial change in fair value, respectively, related to the TryptageniX contingent consideration.

Change in fair value of pre-funded warrant liabilities

Change in fair value of pre-funded warrant liabilities consists of subsequent remeasurements of our pre-funded warrants issued pursuant to the June 2025 PIPE Financing, which we record at fair value. For the six months ended June 30, 2025 we recognized a $2.2 million loss related to the increase in fair value of the warrants issued. We did not recognize any change in fair value for the six months ended June 30, 2024.

Gain on other investments

Gain on other investments for the six months ended June 30, 2025 consists of a $3.8 million gain related to our investment in Beckley Psytech which was recognized upon the issuance of the deferred shares pursuant to the Escrow Agreement. There was no gain on other investments for the six months ended June 30, 2024

Change in fair value of digital assets, net

Change in fair value of digital assets, net consists of the subsequent remeasurement of our Bitcoin holding as Bitcoin is measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60. For the six months ended June 30, 2025, we recognized a $1.2 million gain related to the change in fair value. We did not recognize any change in fair value for the six months ended June 30, 2024.

Loss on extinguishment of debt

Loss on extinguishment of debt for the six months ended June 30, 2025 was $1.3 million, which is related to our early repayment of all outstanding obligations under the 2022 Term Loan Facility in May 2025. We did not recognize any loss on extinguishment of debt for the six months ended June 30, 2024.

Foreign exchange loss, net

We recorded a gain of $1.9 million related to foreign currency exchange rates for the six months ended June 30, 2025 and a loss of $0.1 million related to foreign currency exchange rates for the six months ended June 30, 2024. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro, Canadian Dollar, and Australian Dollar and the U.S. dollar on our foreign denominated balances.

Other expense, net

Other expense for the six months ended June 30, 2025 was $0.8 million, which is related to $0.7 million of issuance costs allocated to pre-funded warrant liabilities issued pursuant to the June 2025 PIPE Financing and $0.1 million from the disposal of certain fixed assets. Other expense for the six months ended June 30, 2024 was $0.7 million, which is primarily related to our initial recognition of the IntelGenx subsequent debtor-in-possession loan commitment.

Provision for income taxes

We incurred $0.2 million and an immaterial amount of current income tax expense for the six months ended June 30, 2025 and 2024. Our current income tax expense relates to tax expense of subsidiaries in the United States, Germany, Canada, and the United Kingdom.

Losses from Investments in Equity Method Investees

We did not recognize any losses from investment in equity method investees for the six months ended June 30, 2025 . We recognized $2.0 million of losses from investment in equity method investees for the six months ended June 30, 2024. Losses from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2025 and 2024, we had net losses attributable to ATAI NV shareholders of $54.2 million and $84.0 million, respectively. As of June 30, 2025 and December 31, 2024, our accumulated deficit was $754.4 million and $700.2 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future until we are able to commercialize any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, convertible promissory notes, investments, and sales of common shares, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

Our primary requirements for liquidity and capital are clinical trial costs, manufacturing costs, nonclinical and other research and development costs, funding of strategic investments (including our proposed strategic combination with Beckley Psytech), public company compliance costs and general corporate needs. Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our ability to generate product revenue sufficient to achieve profitability will depend substantially on the successful development and eventual commercialization of product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities with third parties and government grants. The Company recognizes revenue from license and research and development arrangements through Nualtis.

Sources of Liquidity

Convertible Promissory Notes

In November 2018 and October 2020, we issued an aggregate principal amount of €1.0 million or $1.2 million (collectively, the “Convertible Notes”). The Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each note has a face value of €1 and is convertible into one ordinary share of ATAI Life Sciences AG (subsequently converted into ATAI Life Sciences GmbH in April 2025) upon the payment of €17.00. The noteholders have agreed that, subsequent to converting the notes into ATAI Life Sciences AG share, they will exchange the ATAI Life Sciences AG share for ATAI Life Science N.V. shares.

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

As of June 30, 2025 the Convertible Notes had a principal balance of $0.5 million. If all convertible notes were converted, the Company would receive proceeds of €6.5 million ($7.7 million).

Investments

A significant potential source of non-dilutive funding resides in our investment in COMPASS's ADS, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $16.8 million as of June 30, 2025.

Digital Assets

A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions. Based on quoted market prices, the market value of our ownership in Bitcoin was $6.2 million as of June 30, 2025.

ATM Agreement

In November 2022, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell our common shares, having an aggregate offering price of up to $150.0 million, from time to time through an “at-the-market” equity offering program under which Jefferies will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. There have been no sales under the Sales Agreement during the six months ended June 30, 2025.

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

The net proceeds from the offering of our common shares were approximately $59.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

PIPE Financing and Pre-Funded Warrant Subscription Agreements

On June 2, 2025, we entered into the subscription agreements, dated as of June 2, 2025 relating to the purchase (the “June 2025 PIPE Financing”) by the investors party thereto of (i) 9,993,341 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $1.84 per share, and (ii) a pre-funded warrant to purchase 6,311,006 common shares with an exercise price of $0.01 (the “June 2025 Pre-Funded Warrant”), for a purchase price of $1.84 per ordinary share underlying the June 2025 Pre-Funded Warrant less the exercise price for the June 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to the Company from the June 2025 PIPE Financing of approximately $29.9 million. The June 2025 PIPE Financing was completed in June 2025.

On July 1, 2025, we entered into subscription agreements, relating to the purchase (the “July 2025 PIPE Financing”) by the investors party thereto (the “July 2025 PIPE Investors”) of 18,264,840 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $2.19 per share and a pre-funded warrant to purchase 4,566,210 common shares with an exercise price of $0.01 (the “July 2025 Pre-Funded Warrant”) for a purchase price of $2.19 per common share underlying the July 2025 Pre-Funded Warrant less the exercise price for the July 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to the Company from the July 2025 PIPE Financing of approximately $50.0 million. The July 2025 PIPE Financing was completed in August 2025.

Liquidity Risks

As of June 30, 2025, we had cash and cash equivalents of $61.9 million and short-term securities of $34.0 million. We believe our cash, cash equivalents and short-term securities will be sufficient to fund our operations for at least the next twelve months following the date of this Quarterly Report on Form 10-Q, and, based on our current operating plan, we currently estimate that our existing cash, cash equivalents, and short-term securities will be sufficient to fund operations into the second half of 2027.

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
•
the cash requirements for strategic transactions, including acquisitions and partnerships and our proposed strategic combination with Beckley Psytech;
•
the cash requirements for discovering and developing product candidates; and

•
the time and cost necessary to respond to technological and market developments, including other products that may compete with one or more of our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(31,935)	$(38,801)
Net cash provided by (used in) investing activities	(1,230)	27,772
Net cash provided by financing activities	67,362	326
Effect of foreign exchange rate changes on cash	238	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,435	$(10,701)

Net Cash Used in Operating Activities

Net cash used in operating activities was $31.9 million for the six months ended June 30, 2025, which consisted of a net loss of $54.2 million, adjusted by non-cash charges and other adjustments of $16.2 million and a net cash inflow of $6.1 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted of a $13.4 million loss related to the change in fair value of assets and liabilities, net, $6.0 million related to stock-based compensation, $1.3 million related to non-cash loss on the extinguishment of debt, $0.9 million related to other non-cash expenses, $0.7 million related to issuance costs allocated to pre-funded warrant liabilities issued pursuant to the June 2025 PIPE Financing, $0.4 million of depreciation and amortization, $0.2 million of non-cash lease expense, and $0.2 million related to amortization of debt discount. These losses were partially offset by $3.8 million non-cash gain related to other investments, $1.9 million non-cash gain related to unrealized foreign exchange revaluation, and $1.2 million non-cash gain related to the change in fair value of digital assets. The net cash inflow of $6.1 million from the change in operating assets and liabilities were primarily due to a $4.0 million increase in accrued liabilities, $1.3 million decrease in prepaid expenses and other assets, and $0.8 million increase in accounts payable.

Net cash used in operating activities was $38.8 million for the six months ended June 30, 2024, which consisted of a net loss of $84.7 million, adjusted by non-cash charges of $48.1 million and a net cash outflow of $2.1 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted $32.7 million loss related to the change in fair value of assets and liabilities, net, $12.0 million of stock-based compensation, $2.0 million of losses from our equity method investments, 0.9 million in other expenses, $0.2 million in depreciation and amortization expense, $0.2 million amortization of debt discount, and $0.1 million change in right-of-use asset. The net cash outflows from the change in operating assets and liabilities were primarily due to a $2.4 million decrease in accrued liabilities and a $0.8 million decrease in accounts payable, partially offset by a $1.1 million increase in prepaid expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2025, primarily driven $10.0 million of cash paid for our investment in Beckley Psytech, $5.0 million of cash paid for the acquisition of digital assets, $0.8 million of cash paid for Psilera asset acquisition, and $0.4 million of cash paid for property and equipment. These were partially offset by $11.1 million of proceeds from the sale and maturity of investments carried at fair value and $3.9 million of proceeds from the sale of our COMPASS Pathways plc.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $67.3 million for the six months ended June 30, 2025, primarily driven by the $78.2 million of net cash proceeds from the issuance of common stock related to our February 2025 equity offering and June 2025 PIPE Financing, $11.5 million of proceeds from the issuance of pre-funded warrants related to the June 2025 PIPE Financing, and $1.6 million in proceeds from stock option exercises. These were offset by $21.8 million paid for the extinguishment of our 2022 Term Loan Facility and $2.2 million paid for common stock and pre-funded warrant issuance costs related to our February 2025 equity offering and June 2025 PIPE Financing.

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

As of June 30, 2025, the Convertible Notes had a principal balance of $0.5 million. If all convertible notes were converted, the Company would receive proceeds of €6.5 million ($7.7 million).

Hercules Term Loan

In August 2022 (the “Closing Date”), we entered into a Loan and Security Agreement (as amended, the “Hercules Loan Agreement”) with Hercules Capital, Inc., a Maryland corporation (“Hercules”), The Hercules Loan Agreement provided for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (collectively, the “2022 Term Loan Facility”).

The 2022 Term Loan Facility was scheduled to mature on August 1, 2026 (the “Maturity Date”), subject to extension under certain conditions. The outstanding principal balance of the 2022 Term Loan Facility bore interest at a floating interest rate per annum equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 4.30% and (ii) 9.05%; provided, that if certain conditions were satisfied, the rate of interest in the foregoing clause (i) would be prime rate as reported in The Wall Street Journal plus 4.05%. Accrued interest was payable monthly following the funding of each term loan advance. The Company was entitled to make interest only payments, without any loan amortization payments, until September 1, 2025, subject to extension under certain conditions.

The Hercules Loan Agreement contained customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from the Closing Date, which included a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Hercules Loan Agreement required, beginning on October 1, 2024, that we maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of our and our Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, we were required to at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of our and our Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant would not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, subject to any specified cure periods, the Lenders could declare all amounts owed by us immediately due and payable by the Lenders. As of the Payoff Date (as defined below), we were in compliance with all applicable covenants under the Hercules Loan Agreement.

Prior to the Payoff Date, we incurred financing expenses related to the Hercules Loan Agreement, which were recorded as an offset to long-term debt on our consolidated balance sheets. These deferred financing costs were amortized over the term of the debt using the effective interest method, and were included in other income, net in our unaudited condensed consolidated statements of operations. For the three months ended June 30, 2025 and 2024, interest expense included $0.1 million and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility. For the six months ended June 30, 2025 and 2024, interest expense included $0.2 million and $0.2 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

On May 2, 2025, we entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”) with Hercules . Pursuant to the Payoff Letter, on May 2, 2025 (the “Payoff Date”), the we paid off the outstanding loan amount of approximately $21.8 million in full in repayment of the our outstanding obligations under the Hercules Loan Agreement, and thereby terminated the 2022 Term Loan Facility. Due to the early prepayment, the we incurred a prepayment fee equal to 0.50% of the outstanding principal balance for a total of $0.1 million. In addition, the we paid an end of term charge equal to 6.95% of the outstanding principal balance for a total of $1.4 million. For the three months ended June 30, 2025, we recognized a $1.3 million loss on extinguishment of debt, which is recorded to Loss on extinguishment of debt in our unaudited condensed consolidated statements of operations.

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report, as updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2025 we had cash and cash equivalents of $61.9 million and short-term securities of $34.0 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

As of June 30, 2025, we had $0.5 million in convertible promissory notes, which was comprised of non-interest-bearing borrowings under the 2018 Convertible Notes. Based on the principal amounts of the convertible promissory notes and the interest rate assigned to the convertible promissory notes, a hypothetical 10% change in interest rates would not have a material impact on our convertible promissory notes, financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item lA. Risk Factors.

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled “Risk Factors” in our Form 10-K. Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A of our Form 10-K. If any of the risk factors described in the Form 10-K actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common shares could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Relating to the Strategic Combination with Beckley Psytech atai shareholders as of immediately prior to the strategic combination will have reduced ownership in the combined group immediately following the strategic combination.

The issuance of the atai’s common shares pursuant to the SPA could have the effect of depressing the market price of the common shares, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, atai’s earnings per share could cause the price of the atai’s common shares to decline or increase at a reduced rate.

The respective obligations of atai, Beckley Psytech and the other parties to the SPA to complete the strategic combination are subject to conditions that, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the strategic combination or result in termination of the SPA.

The respective obligations of atai, the Sellers, certain holders of Beckley Psytech options party to the SPA and Beckley Psytech to complete the strategic combination are subject to the satisfaction at or prior to the closing of certain closing conditions, including obtaining required shareholder approvals.

Certain of the conditions to completion of the strategic combination are not within atai’s control, and atai cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the Longstop Date (as defined in the SPA), it is possible that the SPA may be terminated. atai cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required approvals could delay the closing for a significant period of time or prevent it from occurring. There can be no assurance that all required approvals will be obtained or obtained prior to the Longstop Date (as defined in the SPA).

Failure to complete the strategic combination could negatively impact atai’s share price.

If the strategic combination is not completed for any reason, atai would be subject to a number of risks, including the following:

•
atai may experience negative reactions from the financial markets, including negative impacts on its valuation;
•
atai will still be required to pay certain significant expenses relating to the strategic combination;
•
atai may be required to make a termination payment as required by the SPA (including the Break Fee Shares, as defined therein);
•
matters relating to the strategic combination (including integration planning) require substantial commitments of time and resources by atai’s management, which may have resulted in the distraction of atai’s management from ongoing business operations and pursuing other opportunities that could have been beneficial to atai; and
•
litigation related to any failure to complete the strategic combination or related to any enforcement proceeding may be commenced against atai to perform its obligations pursuant to the SPA.

If the strategic combination is not completed, the risks described above may materialize and cause atai’s share price to be negatively impacted.

Risks Relating to the Combined Group Following Completion of the Strategic Combination with Beckley Psytech

The combined group will incur losses for the foreseeable future and might never achieve profitability.

The combined group may never become profitable, even if the combined group is able to complete clinical development for one or more product candidates and eventually commercialize such product candidates. The combined group will need to successfully complete significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, is expected to result in substantial increased operating losses for at least the next several years. Even if the combined group does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

The combined group may fail to realize the anticipated benefits of the strategic combination.

The success of the strategic combination will depend on, among other things, the combined group’s ability to integrate atai’s and Beckley Psytech’s businesses in a manner that realizes anticipated synergies and benefits and meets or exceeds the forecasted stand‑alone cost savings anticipated by the combined group. Over time, atai anticipates that the combined group will benefit from significant synergies, based on, among other things, increased scale. If the combined group is not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the strategic combination may not be realized fully or at all or may take longer to realize than expected.

The success of the strategic combination will also depend on the ability of the product candidates to achieve anticipated clinical, regulatory and commercial outcomes. Clinical trials are inherently uncertain, and preliminary or early-stage results may not be predictive of final outcomes or lead to regulatory approval. Furthermore, even if regulatory approval is obtained, the combined group may face significant commercialization challenges or encounter competition sooner than expected. If Beckley Psytech’s product candidates do not demonstrate safety or efficacy in later-stage trials, fail to receive regulatory approvals, encounter intellectual property challenges or face unforeseen commercial or competitive obstacles, the combined group may not realize the expected benefits of the strategic combination.

The failure to successfully integrate the businesses and operations of atai and Beckley Psytech in the expected time frame may adversely affect the combined group’s future results.

atai and Beckley Psytech have operated and, until the closing, will continue to operate independently. Upon completion of the strategic combination, their respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of suppliers, vendors, landlords, joint venture partners or other business partners, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses or delays associated with and following completion of the strategic combination or higher than expected integration costs and an overall post‑completion integration process that takes longer than originally anticipated.

Risks Relating to the Redomiciliation

The expected benefits of the Redomiciliation may not be realized.

There can be no assurance that any or all of the anticipated benefits of the Redomiciliation will be achieved. Achieving the anticipated benefits of the Redomiciliation is subject to a number of risks and uncertainties, including factors that we do not and cannot control. In addition, if the expected benefits of the Redomiciliation do not meet expectations of investors or securities analysts, the price of the Company’s common shares following completion of the Redomiciliation may decline.

The Redomiciliation may not be implemented or may not be implemented in a timely manner.

Completion of the Redomiciliation is contingent on factors and circumstances of which some are not, or not completely, within the control of atai. As a result, the Redomiciliation may not be implemented or may not be implemented according to the timeline as currently foreseen by atai, including, without limitation, as a result of the following factors and circumstances:

•
the LuxCo Merger requires a resolution of the shareholders of atai. As part of the Redomiciliation, atai shareholders need to vote on and adopt proposals with respect to the LuxCo Merger and other matters related to the Redomiciliation. There is no guarantee that the shareholders will vote in favor of such proposals. If sufficient shareholders vote against any such proposals and/or the applicable quorum for the shareholder meeting at which such proposals will be considered is not met, or if sufficient shareholders validly exercise statutory withdrawal rights, the Redomiciliation will not be implemented;
•
creditors of atai may during a three-month creditor opposition period object to the LuxCo Merger. Although atai believes the LuxCo Merger will not prejudice the position of its creditors and accordingly that any such objections would be without merit, exercise of creditor opposition rights may delay or frustrate implementation of the LuxCo Merger and, therefore, the Redomiciliation;
•
the implementation of the Redomiciliation may be subject to litigation on any grounds, which may delay or otherwise frustrate the implementation of the Redomiciliation; and
•
although atai currently does not envisage regulatory approval being required for the implementation of the Redomiciliation, regulators may take a different view. If any regulator would assert that regulatory approval is nevertheless required for the implementation of the Redomiciliation and such approval is not forthcoming, this may delay or, ultimately, prevent the implementation of the Redomiciliation.

Furthermore, atai’s board of directors has reserved the right to delay or abandon the Redomiciliation at any time prior to the LuxCo Merger if it determines for any reason that the consummation of the Redomiciliation, or any part thereof, would be inadvisable or not in the best interests of atai’s shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

Promissory Note

The information set forth below is included for the purpose of providing disclosure under “Item 1.01 – Entry into a Material Definitive Agreement” of Form 8-K.

On August 13, 2025, the Company issued an unsecured promissory note (the ‘‘Promissory Note’’) to Beckley Psytech in the principal amount of $10.0 million, with net proceeds to be used for the achievement of specified product development milestones.

The Promissory Note bears interest at a rate equal to the lesser of 12% per annum and the highest rate permitted by applicable law. The outstanding principal balance of the Promissory Note and all accrued but unpaid interest will be due and payable in full on the earlier of (i) the payment of the break fee under the terms of the SPA, (ii) three hundred sixty-four days from the date of the first advance, and (iii) the occurrence of an event of default pursuant to the terms of the Promissory Note.

The foregoing description of the Promissory Note does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Promissory Note, a copy of which is filed as Exhibit 10.17 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider trading arrangements and policies.

During the six months ended June 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1+§	Share Purchase Agreement, dated as of June 2, 2025, among the Company, Beckley Psytech Limited and certain other parties thereto.	8-K	001-40493	2.1	6/2/2025

3.1	Articles of Association of ATAI Life Sciences N.V. (translated into English), currently in effect					*

10.1#^	Separation Agreement and Release between Sahil Kirpekar and atai Life Sciences US, Inc., dated April 24, 2025	8-K	001-40493	10.1	4/30/2025

10.2#	Consulting Agreement between Sahil Kirpekar and atai Life Sciences AG, dated April 3, 2025	8-K	001-40493	10.2	4/30/2025

10.3#	Compensation Policy of ATAI Life Sciences N.V.					*

10.4+	Form of Voting Agreement, dated as of June 2, 2025, entered into by each of the directors and the members of the executive team of the Company, with the Company and Beckley Psytech Limited.	8-K	001-40493	10.1	6/2/2025

10.5+§	Voting Agreement, dated as of June 2, 2025, entered into by Aperion Investment Group Ltd. with the Company and Beckley Psytech Limited.	8-K	001-40493	10.2	6/2/2025

10.6§	Shareholders Rights Agreement, dated as of June 2, 2025 between the Company and Aperion Investment Group Ltd.	8-K	001-40493	10.3	6/2/2025

10.7	Lock-Up Agreement, dated as of June 2, 2025 between the Company and Aperion Investment Group Ltd.	8-K	001-40493	10.4	6/2/2025

10.8+§	Subscription Agreement, dated as of June 2, 2025, entered into between the Company and Ferring Ventures S.A.	8-K	001-40493	10.5	6/2/2025

10.9+§	Subscription Agreement, dated as of June 2, 2025, entered into between the Company and Adage Capital Partners LP.	8-K	001-40493	10.6	6/2/2025

10.10+§	Form of Pre-Funded Warrant.	8-K	001-40493	10.7	6/2/2025

10.11+	Registration Rights Agreement, dated as of June 2, 2025, among the Company, Aperion Investment Group Ltd. and certain shareholders named therein.	8-K	001-40493	10.8	6/2/2025

10.12+§	Form of Subscription Agreement	8-K	001-40493	10.1	7/1/2025

10.13+§	Subscription Agreement, dated as of July 1, 2025, entered into between the Company and Apeiron Investment Group Ltd.	8-K	001-40493	10.2	7/1/2025

10.14+§	Subscription Agreement, dated as of July 1, 2025, entered into between the Company and Ferring Ventures S.A	8-K	001-40493	10.3	7/1/2025

10.15§	Form of Pre-Funded Warrant.	8-K	001-40493	10.4	7/1/2025

10.16+	Registration Rights Agreement, dated as of July 1, 2025, among the Company and the July 2025 PIPE Investors.	8-K	001-40493	10.5	7/1/2025

10.17+	Senior Promissory Note, dated as of August 13, 2025, by and between the Company and Beckley Psytech Ltd.					*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith
#	Management contract or compensatory plan, contract or arrangement.
+

Certain of the schedules and attachments to this exhibit have been omitted from this exhibit pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.

§	Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6).
^	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATAI LIFE SCIENCES N.V.

Date: August 14, 2025	By:	/s/ Srinivas Rao
Srinivas Rao
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Anne Johnson
Anne Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)