Form 10-Q
period 2025-09-30
Atai Beckley N.V.
filed 2025-11-12
CIK 1840904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40493

Atai Beckley N.V.

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

As of November 10, 2025, the registrant had 363,190,522 common shares, par value €0.10 per share, outstanding.

ATAI BECKLEY N.V.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans, including the benefits of our corporate restructuring and our pending corporate redomiciliation to the U.S.; potential acquisitions, partnerships and other strategic arrangements, including our recently completed transaction with Beckley Psytech Limited (“Beckley Psytech”); the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts; our limited operating history may make it difficult for you to evaluate the success of our business and to assess our future viability; risks related to the transaction with Beckley Psytech including any challenges with integration and expectations regarding the anticipated benefits of the transaction; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing; we currently rely on qualified therapists working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will be successfully developed and/or receive regulatory approval, which is necessary before they can be commercialized; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; our business is subject to economic, political, regulatory and other risks associated with international operations; a pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as further updated in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V and its consolidated subsidiaries prior to the consummation of the strategic combination with Beckley Psytech (the “Beckley Psytech Transaction”) and to Atai Beckley N.V. and its consolidated subsidiaries after the consummation of the Beckley Psytech Transaction. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our investor relations website at ir.ataibeckley.com as soon as reasonably practicable after filing such material with the SEC.

We may announce material business and financial information to our investors using our investor relations website at ir.ataibeckley.com. We therefore encourage investors and others interested in atai to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAI BECKLEY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$30,402	$17,505
Securities carried at fair value	84,204	44,825
Short-term restricted cash for other investments	—	10,000
Prepaid expenses and other current assets	5,896	7,795
Short-term notes receivable - related party, net	10,164	—
Total current assets	130,666	80,125
Property and equipment, net	3,010	2,535
Operating lease right-of-use assets, net	2,662	1,334
Other investments held at fair value	34,413	28,887
Other investments	53,947	42,079
Intangible assets, net	3,026	3,246
Goodwill	331	331
Digital assets	11,383	—
Other assets	382	850
Total assets	$239,820	$159,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,370	$2,616
Accrued liabilities	10,464	9,847
Current portion of lease liabilities	532	477
Short-term convertible promissory notes and derivative liability - related party	—	1,150
Short-term convertible promissory notes and derivative liability	—	1,840
Current portion of long-term debt	—	6,374
Other current liabilities	178	2,647
Total current liabilities	16,544	24,951
Contingent consideration liability - related party	110	110
Contingent consideration liabilities	212	212
Noncurrent portion of lease liabilities	2,426	732
Pre-funded warrant liabilities	57,432	—
Long-term debt, net	—	14,133
Other liabilities	3,188	2,695
Total liabilities	$79,912	$42,833
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, €0.10 par value ($0.12 and $0.10 par value at September 30, 2025 and December 31, 2024, respectively); 750,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 240,437,237 and 167,959,752 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	26,778	18,785
Additional paid-in capital	969,378	816,185
Accumulated other comprehensive loss	(20,964)	(18,466)
Accumulated deficit	(815,441)	(700,207)
Total stockholders’ equity attributable to Atai Beckley N.V. stockholders	159,751	116,297
Noncontrolling interests	157	257
Total stockholders’ equity	159,908	116,554
Total liabilities and stockholders’ equity	$239,820	$159,387

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI BECKLEY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
License revenue	$—	$40	$202	$313
Research and development services revenue	749	—	2,821	—
Total revenue	749	40	3,023	313
Operating expenses:
Research and development	14,680	12,377	37,100	36,513
General and administrative	14,505	10,265	40,002	36,226
Total operating expenses	29,185	22,642	77,102	72,739
Loss from operations	(28,436)	(22,602)	(74,079)	(72,426)
Other expense, net:
Interest income	504	160	938	585
Interest expense	—	(783)	(1,164)	(2,172)
Benefit from research and development tax credit	29	31	85	617
Change in fair value of assets and liabilities, net	(32,598)	(1,964)	(45,100)	(33,764)
Gain on other investments	—	—	3,794	—
Change in fair value of digital assets, net	199	—	1,415	—
Loss on extinguishment of debt	—	—	(1,317)	—
Foreign exchange gain (loss), net	(15)	770	1,901	676
Other expense, net	(650)	(2,075)	(1,402)	(2,737)
Total other expense, net	(32,531)	(3,861)	(40,850)	(36,795)
Net loss before income taxes	(60,967)	(26,463)	(114,929)	(109,221)
Benefit from (provision for) income taxes	(131)	178	(380)	163
Losses from investments in equity method investees, net of tax	—	(26)	—	(2,000)
Net loss	(61,098)	(26,311)	(115,309)	(111,058)
Net loss attributable to noncontrolling interests	(24)	(25)	(75)	(747)
Net loss attributable to Atai Beckley N.V. stockholders	$(61,074)	$(26,286)	$(115,234)	$(110,311)
Net loss per share attributable to Atai Beckley N.V. stockholders — basic and diluted	$(0.28)	$(0.16)	$(0.59)	$(0.69)
Weighted average common shares outstanding attributable to Atai Beckley N.V. stockholders — basic and diluted	217,601,496	160,621,817	196,963,517	159,973,201

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI BECKLEY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(61,098)	$(26,311)	$(115,309)	$(111,058)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(36)	(985)	(2,498)	(696)
Comprehensive loss	$(61,134)	$(27,296)	$(117,807)	$(111,754)
Net loss attributable to noncontrolling interests	(24)	(25)	(75)	(747)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(6)	(22)	(25)	(11)
Comprehensive loss attributable to noncontrolling interests	(30)	(47)	(100)	(758)
Comprehensive loss attributable to Atai Beckley N.V. stockholders	$(61,104)	$(27,249)	$(117,707)	$(110,996)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI BECKLEY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Atai Beckley N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2023	166,026,396	$18,573	$794,787	$(19,460)	$(550,938)	$242,962	$1,354	$244,316
Issuance of shares upon restricted stock units vest	248,030	27	(27)	—	—	—	—	—
Stock-based compensation expense	—	—	5,760	—	—	5,760	—	5,760
Foreign currency translation adjustment, net of tax	—	—	—	535	—	535	24	559
Net loss	—	—	—	—	(26,713)	(26,713)	(665)	(27,378)
Balances at March 31, 2024	166,274,426	$18,600	$800,520	$(18,925)	$(577,651)	$222,544	$713	$223,257
Issuance of shares upon restricted stock units vest	1,221,033	135	(135)	—	—	-	—	-
Issuance of shares upon exercise of stock options	276,531	30	296	—	—	326	—	326
Adjustment to additional paid in capital upon acquiring additional interest in variable interest entity	—	—	(115)	—	—	(115)	—	(115)
Stock-based compensation expense	—	—	6,282	—	—	6,282	—	6,282
Adjustment to additional paid in capital upon debt modification	—	—	(3,590)	—	—	(3,590)	—	(3,590)
Foreign currency translation adjustment, net of tax	—	—	-	(246)	—	(246)	(13)	(259)
Net loss	—	—	-	—	(57,312)	(57,312)	(57)	(57,369)
Balances at June 30, 2024	167,771,990	$18,765	$803,259	$(19,171)	$(634,963)	$167,890	$643	$168,533
Issuance of shares upon exercise of stock options	46,326	5	50	—	—	55	—	55
Stock-based compensation expense	—	—	5,046	—	—	5,046	—	5,046
Foreign currency translation adjustment, net of tax	—	—	—	(985)	—	(985)	(22)	(1,007)
Net loss	—	—	—	—	(26,286)	(26,286)	(25)	(26,311)
Balances at September 30, 2024	167,818,316	$18,770	$808,355	$(20,156)	$(661,249)	$145,720	$596	$146,316

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Atai Beckley N.V.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2024	167,959,752	$18,785	$816,185	$(18,466)	$(700,207)	$116,297	$257	$116,554
Issuance of shares upon exercise of stock options	627,655	67	330	—	—	397	—	397
Issuance of shares upon restricted stock units vest	1,069,057	118	(118)	—	—	—	—	—
Issuance of common shares, net of issuance costs of $4.1 million	30,119,048	3,151	55,966	—	—	59,117	—	59,117
Stock-based compensation expense	—	—	3,355	—	—	3,355	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	(682)	—	(682)	(2)	(684)
Net loss	—	—	—	—	(26,431)	(26,431)	(34)	(26,465)
Balances at March 31, 2025	199,775,512	$22,121	$875,718	$(19,148)	$(726,638)	$152,053	$221	$152,274
Issuance of shares upon exercise of stock options	2,475,744	285	950	—	—	1,235	—	1,235
Issuance of common shares, net of issuance costs of $1.1 million	9,993,341	1,141	16,132	—	—	17,273	—	17,273
Stock-based compensation expense	—	—	2,686	—	—	2,686	—	2,686
Foreign currency translation adjustment, net of tax	—	—	—	(1,780)	—	(1,780)	(17)	(1,797)
Net loss	—	—	—	—	(27,729)	(27,729)	(17)	(27,746)
Balances at June 30, 2025	212,244,597	$23,547	$895,486	$(20,928)	$(754,367)	$143,738	$187	$143,925
Issuance of shares upon exercise of stock options	3,741,896	433	5,062	—	—	5,495	—	5,495
Issuance of common shares, net of issuance costs of $2.6 million	18,264,840	2,073	35,315	—	—	37,388	—	37,388
Conversion of convertible notes to common stock	6,185,904	725	30,222	—	—	30,947	—	30,947
Stock-based compensation expense	—	—	3,293	—	—	3,293	—	3,293
Foreign currency translation adjustment, net of tax	—	—	—	(36)	—	(36)	(6)	(42)
Net loss	—	—	—	—	(61,074)	(61,074)	(24)	(61,098)
Balances at September 30, 2025	240,437,237	$26,778	$969,378	$(20,964)	$(815,441)	$159,751	$157	$159,908

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI BECKLEY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(115,309)	$(111,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-term assets	676	248
Noncash lease expense	381	202
Amortization of debt discount	176	327
Stock-based compensation expense	9,334	17,088
Noncash change in the fair value of assets and liabilities, net	46,299	35,965
Loss on sale of investment held at fair value	—	2,075
Gain on other investments	(3,794)	—
Noncash change in the fair value of digital assets, net	(1,415)	—
Loss on extinguishment of debt	1,317	—
Unrealized foreign exchange (gain)	(2,002)	(789)
Losses from investments in equity method investees, net of tax	—	2,000
Asset acquisition and milestone expense	3,000	—
Issuance costs allocated to pre-funded warrants	1,357	—
Other (income) expense, net	(30)	965
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,909	(1,599)
Accounts payable	2,575	261
Accrued liabilities	330	(3,827)
Net cash used in operating activities	(55,196)	(58,142)
Cash flows from investing activities
Proceeds from sale and maturities of securities carried at fair value	—	54,270
Proceeds from sale of other investment held at fair value	3,856	16,093
Cash paid for securities carried at fair value	(38,881)	—
Cash paid for other investments	(10,000)	(10,000)
Cash paid for digital assets	(9,967)	—
Cash paid for asset acquisition	(3,000)	—
Cash paid for short-term convertible notes receivable and warrant - related party	—	(2,000)
Cash paid for short term notes receivable - related party	(10,000)	(5,745)
Cash paid for capitalized internal-use software development costs	—	(6)
Cash paid for property and equipment	(791)	—
Net cash provided by (used in) investing activities	(68,783)	52,612
Cash flows from financing activities
Proceeds from equity offerings, net of commissions	118,159	—
Proceeds from issuance of pre-funded warrants	21,503	—
Cash paid for common stock and pre-funded warrant issuance costs	(5,730)	—
Proceeds from conversion of convertible notes to common shares	7,711	—
Proceeds from issuance of shares upon exercise of stock options	7,126	381
Proceeds from debt financing	—	5,000
Cash paid for debt financing costs	—	(161)
Proceeds from other financing	148	—
Cash paid for debt extinguishment	(21,811)	—
Net cash provided by financing activities	127,106	5,220
Effect of foreign exchange rate changes on cash	(230)	239
Net increase (decrease) in cash, cash equivalents and restricted cash	2,897	(71)
Cash, cash equivalents and restricted cash – beginning of the period	27,505	45,034
Cash, cash equivalents and restricted cash – end of the period	$30,402	$44,963
Supplemental disclosures:
Cash paid for interest	$793	$1,654
Cash paid for taxes	$121	$376
Supplemental disclosures of noncash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$1,709	$—
Common stock and pre-funded warrant issuance costs in accounts payable and accrued liabilities	$11	$—
Purchase of property and equipment in accounts payable	$103	$—
Noncash exchange of convertible promissory note modification	$—	$3,586
Noncash commitment for debtor-in-possession loan	$—	$147
Noncash consideration for variable interest deconsolidation	$—	$115

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAI BECKLEY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Atai Beckley N.V. (“atai”, "Company") (formerly ATAI Life Sciences N.V.), headquartered in Amstelveen, Netherlands, is the parent company of ATAI Life Sciences GmbH (formerly ATAI Life Sciences AG) and, along with its subsidiaries, is a clinical-stage biopharmaceutical company aiming to create breakthroughs for people with difficult-to-treat mental health conditions. Originally founded in 2018, atai emerged from the urgent need for better mental health solutions for patients who are under-served by current treatment options. The Company is advancing a pipeline of interventional psychiatric product candidates designed to address the complex nature of mental health disorders. The Company believes that these investigational compounds have the potential to become fast-acting, durable, and commercially scalable therapies for mental health patients in need of new treatment options. On November 5, 2025, in connection with the Company’s strategic combination (the “Beckley Psytech Transaction”) with Beckley Psytech Limited (“Beckley Psytech”), as described further under Note 25, Subsequent Events, the Company changed its name from ATAI Life Sciences N.V. to Atai Beckley N.V.

Unless the context suggests otherwise, references to the “Company” or “atai” refer to ATAI Life Sciences N.V and its consolidated subsidiaries prior to the consummation of the Beckley Psytech Transaction and to Atai Beckley N.V. and its consolidated subsidiaries after the consummation of the Beckley Psytech Transaction.

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

Beckley Psytech Limited

Beckley Psytech is a clinical stage biotechnology company dedicated to improving the lives of people suffering from neuropsychiatric disorders by transforming psychedelics into effective and rapid-acting clinical medicines. Its most advanced programs are focused on the development of psychedelic-based medicines to treat people with treatment resistant depression and major depressive disorder.

In June 2025, the Company announced it entered into a share purchase agreement by and among the Company, Beckley Psytech and certain other parties thereto (the “SPA”), pursuant to which the Company agreed to acquire from the shareholders of Beckley Psytech the entire issued share capital of Beckley Psytech not already owned by the Company. The transaction closed on November 5, 2025. For additional information, see Note 25.

Nualtis Corp.

In October 2024, the Company acquired all of the issued and outstanding shares of IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”). In June 2025, IGX rebranded to Nualtis Corp. (“Nualtis”) as part of the subsidiary's transformation and long-term strategic vision. Nualtis is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for the Company's product candidates, VLS-01. The acquisition was structured as a credit bid, whereby the Company agreed that its senior secured debt in IntelGenx was discharged in exchange for IGX shares. No Company equity or cash was exchanged in connection with this transaction.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2025, the Company had cash and cash equivalents of $30.4 million and short-term securities of $84.2 million and its accumulated deficit was $815.4 million. The Company has historically financed its operations through the sale of equity securities, debt financings, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its core psychedelic product candidates or non-psychedelic product candidates and does not anticipate generating any revenues from the sale of either unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company recognizes revenue from license and research and development arrangements through Nualtis.

The Company currently expects that its existing cash and cash equivalents and short-term securities as of September 30, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

Significant Accounting Policies

During the nine months ended September 30, 2025, the following changes were made to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of, and for, the year ended December 31, 2024:

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

Digital Assets

The Company recognizes its investment in Bitcoin in accordance with ASC 350-60 (as defined below). Under the guidance, Bitcoin and other crypto assets (“digital assets”) are accounted for as indefinite-lived intangible assets, are initially measured at cost, and are adjusted to fair value at the end of each reporting period. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting. Additionally, changes in fair value will be recorded in Change in fair value of digital assets on the Company's unaudited condensed consolidated statements of operations.

The Company expects to hold its digital assets as a long-term investment, and, therefore, they are classified as non-current assets as of September 30, 2025 on the unaudited condensed consolidated balance sheets.

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

Leases

Where feasible and allowed under the lease agreement, the Company may sublet their leased space to third party tenants. Under ASC Topic 842: Leases (“ASC 842”), the Company must first assess whether their obligation to the head landlord is relieved based on the terms of the head lease. If the Company is relieved of their obligation to the landlord under the head lease, the sublease transaction is considered to be a termination of the head lease, where the right-of-use asset and lease liability is derecognized, with the difference recorded to profit or loss on the Company's unaudited condensed consolidated statements of operation. If the Company is not relieved of their primary obligation to the landlord, the Company determines the subleases' lease classification as either a sales-type, direct-financing, or operating lease from the perspective of the lessor. As of September 30, 2025, the Company has entered into one sublease agreement which is classified as an operating lease. Operating subleases under ASC 842 are treated as separate contracts, with the Company continuing to account for their obligation as lessee in the head lease agreement. The Company records sublease income on a net basis, which is recorded against rent expense within either Research and development expense or General and administrative expense in the Company's unaudited condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. The Company is currently evaluating the ASU to determine its impact on the Company's year-end consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 450-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC Subtopic 350-40, Internal Use Software. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the guidance prospectively, retrospectively, or through a modified prospective transition method. The Company is currently evaluating the impact that the adoption may have on its disclosures in its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (subtopic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands the scope exceptions within ASC Topic 815, Derivatives and Hedging, to include certain nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, including research and development funding arrangements. The standard is effective for annual fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2026, with early adoption permitted. Entities should apply the amendments either prospectively for contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings for contracts that exist as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact that the adoption may have on its disclosures in its unaudited condensed consolidated financial statements.

3. Revenue

As described in Note 1 above, the Company's primary operations are inclusive of the research and development of several product candidates. The Company's ability to generate revenue will depend substantially on the successful development and eventual commercialization of product candidates. For the three and nine months ended September 30, 2025 and 2024, the Company has not recognized revenue from its primary operations and does not expect to do so for at least the next several years. The Company does generate revenue from license agreements and research and development agreements through certain subsidiaries, which is further explained below:

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

In January 2025, Otsuka provided a notice of termination pursuant to the Otsuka Agreement, effective as of April 2025. As of the termination date, the Company is no longer eligible to receive any milestone payments or royalties pursuant to the Otsuka Agreement. For the three and nine months ended September 30, 2025 and 2024 there were no milestones achieved under the Otsuka Agreement. For the three and nine months ended September 30, 2025, the Company did not recognize any license revenue pursuant to the Otsuka Agreement. For the three and nine months ended September 30, 2024 there was an immaterial amount and $0.3 million of revenue recognized under the Otsuka Agreement, respectively.

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

During the three months ended September 30, 2025, the Company did not recognize any license revenue. During the nine months ended September 30, 2025, the Company recognized $0.2 million of license revenue pursuant to the Rizafilm APA.

Research and Development Services Revenue

In addition to the Company's license revenue, the Company recognizes revenue through various research and development agreements through Nualtis. In these agreements, Nualtis is responsible for performing research and development services for customers interested in leveraging Nualtis's novel oral thin film technology for drug delivery. Many of these agreements provide Nualtis either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval. For the three and nine months ended September 30, 2025, the Company has recognized $0.7 million and $2.8 million in revenue from research and development services. For the three and nine months ended September 30, 2024, the Company did not recognize any revenue from research and development services. To date, none of the products subject to the Company's research and development agreements through Nualtis have obtained regulatory approval.

As of September 30, 2025 and December 31, 2024, the Company had contract liabilities of $0.2 million and $0.7 million, respectively, which is recorded within Other current liabilities on the Company's unaudited condensed consolidated balance sheets, and consists of the upfront payments received as part of the various research and development agreements discussed above. As of September 30, 2025, approximately $0.2 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months as performance obligations are satisfied. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

For the nine months ended September 30, 2025, the Company's license revenue and research and development revenue has been recognized entirely in Canada.

4. Acquisitions

2024 Acquisitions

Nualtis Corp.

IntelGenx was a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for one of the Company’s product candidates, VLS-01. Prior to the Company's acquisition of Nualtis, a subsidiary of IntelGenx, and from 2021 to 2024, the Company entered into various notes receivable agreements, loan agreements, and equity agreements which are described below.

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

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company has accounted for the following consolidated investments as VIEs:

Consolidated Entities	Relationship as of September 30, 2025	Relationship as of December 31, 2024	Date Control Obtained	Ownership % September 30, 2025	Ownership % December 31, 2024
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%

As of September 30, 2025 and December 31, 2024, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of atai.

Consolidated VIE Balance Sheets

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of September 30, 2025 (in thousands):

	Perception	Recognify
Assets:
Current assets:
Cash	$93	$892
Accounts receivable	—	—
Prepaid expenses and other current assets	88	389
Total current assets	181	1,281
Total assets	$181	$1,281
Liabilities:
Current liabilities:
Accounts payable	$648	$29
Accrued liabilities	172	375
Other current liabilities	20	1
Total current liabilities	840	405
Total liabilities	$840	$405

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

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

Perception
Balance as of December 31, 2024	$256
Net loss attributable to noncontrolling interests - preferred	(34)
Comprehensive loss attributable to noncontrolling interests	(2)
Balance as of March 31, 2025	$221
Net loss attributable to noncontrolling interests - preferred	(17)
Comprehensive loss attributable to noncontrolling interests	(17)
Balance as of June 30, 2025	$187
Net loss attributable to noncontrolling interests - preferred	(24)
Comprehensive loss attributable to noncontrolling interests	(6)
Balance as of September 30, 2025	$157

	Perception	Kures	Recognify	Total
Balance as of December 31, 2023	$428	$369	$557	$1,354
Net loss attributable to noncontrolling interests - preferred	(100)	(25)	(539)	(665)
Comprehensive income attributable to noncontrolling interests	17	7	—	24
Balance as of March 31, 2024	$345	$350	$18	$713
Net loss attributable to noncontrolling interests - preferred	(36)	(4)	(18)	(57)
Comprehensive loss attributable to noncontrolling interests	(9)	(4)	—	(13)
Balance as of June 30, 2024	$300	$343	$—	$643
Net income (loss) attributable to noncontrolling interests - preferred	(38)	13	—	(25)
Comprehensive loss attributable to noncontrolling interests	(15)	(6)	—	(22)
Balance as of September 30, 2024	$247	$349	$—	$596

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”) and Beckley Psytech (collectively “non-consolidated VIEs”) and determined that the investments are VIEs as of the date of the Company’s initial investment through September 30, 2025. The Company is not the primary beneficiary of the non-consolidated VIEs as it did not have the power to direct the activities that most significantly impact the investments’ economic performance and therefore concluded that it did not have a controlling financial interest in each of the non-consolidated VIEs that would require consolidation as of September 30, 2025 and December 31, 2024.

The Company will reevaluate if the investments meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under either the equity method, fair value option, or the measurement alternative included within ASC 321 (See Note 6). As of September 30, 2025, the Company’s maximum exposure to loss for its non-consolidated VIEs was its $10.2 million of Short-term notes receivable - related party, net with Beckley Psytech (see Note 7). As of December 31, 2024, the Company’s maximum exposure for its non-consolidated VIEs was $10.0 million of Short-term restricted cash for the purchase of Beckley Deferred Shares (as defined and described in Note 6).

6. Investments

Other investments held at fair value

As of September 30, 2025 and December 31, 2024, the carrying values of Other investments held at fair value were as follows (in thousands):

	September 30, 2025	December 31, 2024
COMPASS Pathways plc	$34,413	$26,104
Beckley Psytech Additional Warrants	—	2,783
Total	$34,413	$28,887

COMPASS Pathways plc

Compass Pathways plc is a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. The Company is developing its investigational COMP360 psilocybin treatment through late-stage clinical trials in Europe and North America for patients with treatment-resistant depression. The Company accounts for its COMPASS investment under ASC 321 at fair value. Any changes in fair value of the Company's investment in COMPASS are recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

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

Based on quoted market prices, the market value of the Company’s remaining ownership in COMPASS was $34.4 million and $26.1 million as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $17.6 million gain and a $3.9 million gain, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $12.2 million gain and a $22.0 million loss, respectively.

IntelGenx Technologies Corp.

In October 2024, the Company acquired all issued and outstanding shares of Nualtis. As of September 30, 2025, the Company continues to hold multiple investments in IntelGenx, the former parent company of Nualtis, which consists of common shares, 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants, (the 2023 Initial Warrants, 2023 Subsequent Warrants, and 2024 Warrants are collectively referred to as the “Warrants”), and Call Option Units, all of which are measured at fair value. As of September 30, 2025 and December 31, 2024, both the Warrants and Call Option have a fair value of zero as IntelGenx continues to be party to proceedings under the CCAA. For the three and nine months ended September 30, 2024, the Company recognized no gain or loss and a $6.5 million loss, respectively, as a Change in fair value of assets and liabilities, net relating to the IntelGenx equity instruments in its unaudited condensed consolidated statements of operations. For more information regarding the Company's investment in IntelGenx equity securities, refer to Notes 5 and 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Strategic Development Agreement

Prior to the Company's acquisition of Nualtis in October 2024 and pursuant to the Strategic Development Agreement, the Company engaged IntelGenx to conduct research and development projects (“Development Projects”) using IntelGenx’s proprietary oral thin film technology. Under the terms of the Strategic Development Agreement, the Company could select four program products. As of the effective date of the Strategic Development Agreement, the Company nominated two program products - DMT and Salvinorin A. 20% of any funds that IntelGenx received or will receive through the Company’s equity investment under the IntelGenx SPA will be available to be credited towards research and development services that IntelGenx conducts for the Company under the Development Projects. The Company was eligible to receive a total credit of $2.5 million. For the three and nine months ended September 30, 2024, research and development expense relating to the Strategic Development Agreement was $0.2 million and $0.6 million, respectively, which was applied as a reduction in research and development expenses in accordance with the Strategic Development Agreement. After the Company's acquisition of Nualtis in October 2024, any work performed with respect to the Development Projects is recorded as an intercompany transaction and eliminated upon consolidation in accordance with the Company's accounting policies.

Other investments

The Company’s investments in the preferred stock of Innoplexus, GABA and Beckley Psytech are not considered as in-substance common stock due to the existence of substantial liquidation preferences and therefore did not have subordination characteristics that were substantially similar to common stock.

During the three and nine months ended September 30, 2025 and 2024, the Company evaluated all of its other investments to determine if certain events or changes in circumstance during these time periods in 2025 and 2024 had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on its analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

During the three and nine months ended September 30, 2025 and 2024 there were no observable changes in price recorded related to the Company’s Other investments.

As of September 30, 2025 and December 31, 2024, the carrying values of Other investments, which consisted of investments in the investee’s preferred stock not in the scope of ASC 323 was $53.9 million and $42.1 million, respectively, both of which relate solely to the Company’s investment in Beckley Psytech.

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

In connection with the SSA, the Company acquired, pursuant to an equity warrant instrument between the Company and Beckley Psytech, 24,096,385 warrants to purchase an amount of Series C shares equal to the lesser of (i) 24,096,385 Series C Shares; or (ii) such number of Series C Shares (rounded up to the nearest whole number) as immediately after their issuance would, together with all shares held by the Company in the issued share capital of Beckley Psytech, equal to less than 50% of Beckley Psytech’s fully diluted share capital, and each such warrant is exercisable at an exercise price of $2.158 per share (“Series C Warrants”).

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

In April 2025, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew the remaining $10.0 million from the escrow account and the Company was credited 6,024,096 Series C shares. The Company determined that the fair value of the shares received was $11.9 million, which is recorded as Other investments in the unaudited condensed consolidated balance sheets. The Company recognized a gain of $3.8 million related to the investment for the nine months ended September 30, 2025, which is recognized as Gain on other investments in the unaudited condensed consolidated statements of operations.

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

As of September 30, 2025 and December 31, 2024, the remaining Additional Warrants had a fair value of zero and $2.8 million, respectively, recognized in Other investments held at fair value in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, the Company recorded no change in fair value and a $0.1 million loss, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recorded a $2.8 million loss and a $0.6 million gain, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For additional information on the Beckley Psytech Transaction, see Note 25.

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

The Company’s investment in GABA’s common stock was accounted for in accordance with the equity method, and the carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of September 30, 2025.

The Company’s 2019 investment of $5.5 million in GABA’s preferred stock did not meet the criteria for in-substance common stock, and the Company recognized its investment in GABA’s preferred stock under the measurement alternative pursuant to ASC 321.

As of September 30, 2025, the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones. As of September 30, 2025, the contingent milestones have not been met.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. As of September 30, 2025 and December 31, 2024, the investment in GABA’s preferred stock had a carrying value of zero. For the three months ended September 30, 2025 and 2024, the Company recognized its proportionate share of GABA's net loss of zero and an immaterial amount, respectively, as Losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized its proportionate share of GABA's net loss of zero and $2.0 million, respectively, as Losses from investments in equity method investees, net of tax on the unaudited condensed consolidated statements of operations. For more information regarding the Company's investment in GABA, refer to Note 5 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018 with an additional investment in December 2020, bringing its aggregate ownership percentage to 35%. The Company's ownership percentage remains at 35% as of September 30, 2025.

The Company had significant influence over Innoplexus through its noncontrolling representation on the investee’s supervisory board. Accordingly, the Company’s investment in Innoplexus’ common stock was accounted for in accordance with the equity method. The Company’s investment in Innoplexus’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Innoplexus’ preferred stock was accounted for under the measurement alternative under ASC 321. The carrying value of the Company’s investment in Innoplexus was zero as of September 30, 2025 and December 31, 2024.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860, Transfers and Servicing (ASC 860), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.5 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively, which is included in Other liabilities in the Company’s unaudited condensed consolidated balance sheets.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of September 30, 2025.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	September 30, 2025	December 31, 2024
	GABA	GABA
Current assets	$78	$112
Noncurrent assets	409	—
Total assets	$487	$112

Current liabilities	$2,790	$2,805
Noncurrent liabilities	908	—
Total liabilities	$3,698	$2,805

Statements of operations

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	GABA	GABA	GABA	GABA
Loss from continuing operations	$(461)	$(623)	$(523)	$(2,597)
Net loss	$(461)	$(623)	$(523)	$(2,597)

7. Notes Receivable

IntelGenx Technologies Corp.

Prior to the Company's acquisition of Nualtis in October 2024, the Company had outstanding loan agreements and convertible notes with IntelGenx, which are measured at fair value. The Company discharged its secured debt it held with IntelGenx, which included the DIP Loan and the IntelGenx Term Loan, in consideration of its acquisition of Nualtis (Note 4). The Company continues to hold the 2023 Initial Notes, the 2023 Subsequent Notes, and the IntelGenx 2023 Term Loan Note with IntelGenx, however IntelGenx continues to be subject to protections under the CCAA. Accordingly, the Company determined that the fair value of the 2023 Initial Notes, the 2023 Subsequent Notes, and the 2023 Term Loan Note with IntelGenx was zero as of September 30, 2025 and December 31, 2024. For more information regarding the Company's notes receivable refer to Note 6 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

For the three and nine months ended September 30, 2024, the Company recognized a $8.0 million and $13.7 million loss, respectively in Change in fair value of assets and liabilities, net relating to the IntelGenx notes receivable in its unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024 the Company recognized a $0.5 million gain in Change in fair value of assets and liabilities, net relating to certain committed funding pursuant to the DIP Loan for which it qualified for and elected to account for under the fair value option.

Beckley Psytech

In August 2025, the Company issued an unsecured promissory note (the ‘‘Promissory Note’’) to Beckley Psytech in the principal amount of $10.0 million, with net proceeds to be used for the achievement of specified product development milestones. The Promissory Note bears interest at a rate equal to the lesser of 12% per annum and the highest rate permitted by applicable law. The outstanding principal balance of the Promissory Note and all accrued but unpaid interest will be due and payable in full on the earlier of (i) the payment of the break fee under the terms of the SPA, (ii) three hundred sixty-four days from the date of the first advance, and (iii) the occurrence of an event of default pursuant to the terms of the Promissory Note.

The Promissory Note is accounted for under amortized cost, which includes the principal value of the note receivable and accrued interest, and is recognized in Short-term notes receivable - related party, net within the unaudited condensed consolidated balance sheet. As of September 30, 2025, the carrying amount of the Promissory Note is $10.2 million. For the three and nine months ended September 30, 2025, the Company recognized $0.2 million of interest income related to the Promissory Note in its unaudited condensed consolidated statements of operations. For additional information on the Beckley Psytech Transaction, see Note 25.

8. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,119	$—	$—	$5,119
Investment in securities at fair value:
U.S. treasuries	—	84,204	—	84,204
Digital assets	11,383	—	—	11,383
Other investments held at fair value	34,413	—	—	34,413
	$50,915	$84,204	$—	$135,119
Liabilities:
Contingent consideration liability - related party	—	—	110	110
Contingent consideration liabilities	—	—	212	212
Pre-funded warrant liabilities	57,432	—	—	57,432
	$57,432	$—	$322	$57,754

	Fair Value Measurements as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,196	$—	$—	$6,196
Investment in securities at fair value:
U.S. treasuries	—	44,825	—	44,825
Other investments held at fair value	26,104	—	2,783	28,887
	$32,300	$44,825	$2,783	$79,908
Liabilities:
Short-term convertible promissory note conversion option - related party	$—	$—	$995	$995
Short-term convertible promissory note conversion option	—	—	1,616	1,616
Contingent consideration liability - related party	—	—	110	110
Contingent consideration liabilities	—	—	212	212
	$—	$—	$2,934	$2,934

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

For the three months ended September 30, 2025 and 2024, the Company recognized a $0.6 million and $0.9 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized a $1.7 million and $3.2 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Digital assets

In both March and July of 2025, the Company invested in Bitcoin to diversify its treasury investment strategy. Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and are therefore categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets on the Company's unaudited condensed consolidated statements of operations during the period in which they occur.

For the three and nine months ended September 30, 2025, the Company recognized a gain of $0.2 million and $1.4 million, respectively, related to the change in fair value in its Bitcoin holding, which is recognized as a Change in fair value of digital assets, net in its unaudited condensed consolidated statements of operations.

Other investments held at fair value

COMPASS Pathways plc

The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value. For the three months ended September 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $17.6 million gain and $3.9 million gain, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized a change in fair value of its COMPASS holdings of a $12.2 million gain and a $22.0 million loss, respectively.

Beckley Psytech

As described in Note 6, the Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the unaudited condensed consolidated statements of operations in the Change in fair value of assets and liabilities, net. For the three months ended September 30, 2025 and 2024, the Company recognized no change and a $0.1 million loss, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recorded a $2.8 million loss and $0.6 million gain, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

As described in Note 1, the Company announced it entered into a SPA by and among the Company, Beckley Psytech and certain other parties. Considering certain provisions of the SPA, the Company has estimated zero value for the Additional Warrants as of September 30, 2025.

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

Considering relevant facts and circumstances, the Company estimated zero fair value to be attributable to the Warrants and the Call Option as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2024, the Company recognized no change and a $6.5 million loss, respectively, in Change in fair value of assets and liabilities, net relating to the IntelGenx equity instruments in its unaudited condensed consolidated statements of operations. For more information regarding the Company's equity investments, refer to Notes 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

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

Considering relevant facts and circumstances, the Company estimated the fair value attributable to the various notes receivables with IntelGenx based on the remaining fair value of the underlying collateral. As the 2023 Initial Notes, 2023 Subsequent Notes, and the 2023 Term Loan Note were not secured by the underlying collateral, the Company determined the fair value of IntelGenx Unsecured Debt to be zero as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2024, the Company recognized a $8.0 million and a $13.7 million loss, respectively, in Change in fair value of assets and liabilities, net relating to the IntelGenx notes receivable in its unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024 the Company recognized a $0.5 gain in Change in fair value of assets and liabilities, net relating to certain committed funding pursuant to the DIP Loan (“Subsequent DIP Loan Commitment”), for which it qualified for and elected to account for under the fair value option. For more information regarding the Company's notes receivable, refer to Notes 7 in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

Convertible Promissory Note

As described in Note 14, in December 2023 and April 2024, the Company entered into subscription agreements with each of a noteholder and a related party noteholder, respectively (together the “Subscription Agreements”) whereby each of the noteholder and the related party noteholder exchanged their ATAI Life Sciences AG notes (subsequently converted to ATAI Life Sciences GmbH in April 2025) into the same principal amount of new convertible notes issued by ATAI Life Sciences N.V. (the “New NV Notes”). The exchange resulted in the New NV Notes conversion option no longer meeting the equity classification criteria. Accordingly, at the time of the exchange modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability, which is included in Short-term convertible promissory notes and derivative liability and Short-term convertible promissory notes and derivative liability - related party, respectively, in the unaudited condensed consolidated balance sheets. In September 2025 the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all of their respective New NV Notes into common shares of the Company.

The conversion option was measured at fair value on a quarterly basis as well as immediately prior to conversion with any changes in the fair value recognized as Change in fair value of assets and liabilities, net, a component of other income (expense), net in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, the Company recorded losses of $17.0 million and $1.0 million, respectively, as a result of the change in fair value of the New NV Notes. For the nine months ended September 30, 2025 and 2024, the Company recorded losses of $20.3 million and $3.9 million, respectively, as a result of the change in fair value of the New NV Notes.

Immediately prior to conversion, the conversion option fair value was estimated utilizing the Company’s stock price on the date of conversion. Prior to conversion, the fair value of the conversion option was estimated utilizing the Black-Scholes option pricing model and was classified as Level 3 in the fair value hierarchy based on the nature of the inputs and valuation techniques. The Black-Scholes option pricing model was based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the conversion feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility was based upon the historical volatility of daily lognormal returns on atai shares.

A significant input that was included in the valuation of the conversion feature as of December 31, 2024 was volatility of 75%.

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
•
the expected first year of revenue, and
•
market-based discount rates.

The fair value of the Perception contingent milestone and royalty liabilities could change in future periods depending on prospects for the outcome of R-Ketamine milestone meetings with the FDA or other regulatory authorities, and whether the Company realizes a significant increase or decrease in sales upon commercialization. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. Further, significant assumptions in the discounted cash flow that impacts the fair value of the royalty contingent consideration are the projected revenue over ten years, the timing of royalties on commercial revenue, and the probability of success rate for a commercial R-Ketamine product. The valuations as of September 30, 2025 and December 31, 2024, respectively, used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.1 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.

The fair value of the Perception contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		September 30, 2025	December 31, 2024

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.6%	11.6%
	Probability of the milestone	5.0%	5.0%
Discounted cash flow with scenario-based method	Royalty contingent consideration:
	Discount rate for royalties	3.8% - 4.3%	3.8% - 4.3%
	Discount rate for royalties on milestones	3.8% - 4.3%	3.8% - 4.3%
	Probability of success rate	5.0%	5.0%

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

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of September 30, 2025 and December 31, 2024 used inputs that were unobservable inputs with the most significant being the discount rates and the probability of success of certain clinical milestones, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

The fair value of the DemeRx contingent consideration liability – related parties was calculated using the following significant unobservable inputs:

		September 30, 2025	December 31, 2024

Valuation Technique	Significant Unobservable Inputs	Input Range	Input Range
Discounted cash flow	Milestone contingent consideration:
	Discount rate	11.7%-11.8%	11.7%-11.8%
	Probability of the milestone	4.0% - 5.0%	4.0% - 5.0%

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

The fair value of the contingent liability for TryptageniX was estimated to be an immaterial amount as of September 30, 2025 and December 31, 2024. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development.

Pre-funded warrant liabilities

On June 2, 2025, the Company entered into the subscription agreements, dated as of June 2, 2025 (the “June 2025 Subscription Agreements”) relating to the purchase (the “June 2025 PIPE Financing”) by the investors party thereto of (i) 9,993,341 common shares of the Company with a nominal value of €0.10 per share for a purchase price of $1.84 per share, and (ii) a pre-funded warrant to purchase 6,311,006 common shares with an exercise price of $0.01 (the “June 2025 Pre-Funded Warrants”), for a purchase price of $1.84 per common share underlying the June 2025 Pre-Funded Warrants less the exercise price for the June 2025 Pre-Funded Warrants of $0.01 per share, resulting in aggregate gross proceeds to the Company from the June 2025 PIPE Financing of approximately $29.9 million. See Note 15 for further details regarding the June 2025 PIPE Financing.

On July 1, 2025, the Company entered into subscription agreements, dated as of July 1, 2025 (“July 2025 Subscription Agreements”), relating to the purchase (the “July 2025 PIPE Financing”) by the investors party thereto of 18,264,840 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $2.19 per share and a pre-funded warrant to purchase 4,566,210 common shares with an exercise price of $0.01 (the “July 2025 Pre-Funded Warrant”) for a purchase price of $2.19 per common share underlying the July 2025 Pre-Funded Warrant less the exercise price for the July 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to the Company from the July 2025 PIPE Financing of approximately $50.0 million. See Note 15 for further details regarding the July 2025 PIPE Financing.

Under ASC 815, the Company recognizes the June and July 2025 Pre-Funded Warrants, respectively, at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet. The change in fair value of the Company's Pre-Funded Warrants is recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. The fair value of these instruments are estimated based on the Company's stock price observable in the market less the exercise price, which represents a Level 1 measurement within the fair value hierarchy. For the three and nine months ended September 30, 2025, the Company recognized $33.7 million and $35.9 million losses, respectively, related to the change in fair value of the Pre-funded June and July Warrants.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Beckley Psytech Additional Warrants	New NV Notes Conversion Feature	Contingent Consideration Liability - Related Parties (i)	Contingent Consideration Liabilities (ii)
Balance as of December 31, 2024	$2,783	$2,611	$110	$212
Change in fair value	519	122	—	—
Balance as of March 31, 2025	$3,302	$2,733	$110	$212
Change in fair value	(3,302)	3,050	—	—
Balance as of June 30, 2025	$—	$5,783	$110	$212
Change in fair value	—	17,077	—	—
Conversion of convertible notes	—	(22,860)	—	—
Balance as of September 30, 2025	$—	$—	$110	$212

(i) Includes Perception milestone based contingent consideration liability.
(ii) Includes contingent consideration liability related to DemeRx IB Stock Purchase as well as contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

	IntelGenx Convertible Notes Receivable	IntelGenx Investments Held at Fair Value (i)	IntelGenx Subsequent DIP Loan Commitment	Contingent Consideration Liability - Related Parties (ii)	Contingent Consideration Liabilities (iii)	New NV Notes Conversion Feature	Beckley Psytech Additional Warrants
Balance as of December 31, 2023	$11,202	$6,124	$—	$620	$1,637	$2,385	$—
Initial fair value of instrument	988	420	—	—	—	—	2,645
Change in fair value, including interest	1,712	1,429	—	(13)	(231)	1,734	—
Balance as of March 31, 2024	$13,902	$7,973	$—	$607	$1,406	$4,119	$2,645
Initial fair value of instrument	3,425	—	680	—	—	3,590	—
Change in fair value, including interest	(7,455)	(7,973)	—	(27)	(32)	(4,780)	720
Balance as of June 30, 2024	$9,872	$—	$680	$580	$1,373	$2,929	$3,364
Initial fair value of instrument	$3,830	—	—	—	—	—	—
Additional Warrants received	$—	—	—	—	—	—	(1,538)
Change in fair value, including interest	$(8,002)	—	(533)	70	15	(932)	(105)
Balance as of September 30, 2024	$5,700	$—	$147	$650	$1,388	$1,997	$1,721

(i) Includes, Initial Warrants, Additional Unit Awards, 2023 Initial Warrants, 2023 Subsequent Warrants, and Call Option Units.
(ii) Includes Perception's milestone-based contingent consideration liability.
(iii) Includes the contingent consideration liability related to DemeRx IB Stock Purchase and the contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development related expenses	$3,180	$4,900
Other	1,002	775
Tax receivables	907	1,348
Prepaid insurance	807	772
Total	$5,896	$7,795

10. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Manufacturing equipment	$1,572	$1,572
Furniture and fixtures	890	973
Laboratory and office equipment	236	236
Computer equipment	152	152
Construction-in-process	893	—
	$3,743	$2,933
Less: accumulated depreciation and amortization	733	398
Total	$3,010	$2,535

As of September 30, 2025, substantially all of the Company’s in use manufacturing equipment, laboratory and office equipment, computer equipment, and construction-in-process were located in Canada and were comprised of assets acquired in connection with the Company's acquisition of Nualtis. The Company had $1.0 million of manufacturing equipment not in service located in Germany also acquired in connection with the Company's acquisition of Nualtis. As of September 30, 2025 and December 31, 2024, approximately $0.6 million and $0.7 million of the Company's remaining net property and equipment was located in Germany, respectively, and an immaterial amount and $0.1 million in the U.S., respectively.

For the three months ended September 30, 2025 and 2024, depreciation and amortization expense on property and equipment was $0.2 million and an immaterial amount, respectively. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense on property and equipment was $0.4 million and $0.1 million, respectively.

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

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the transaction to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The value allocated to the OTF Technology was $2.4 million, which will be amortized over the remaining estimated useful life of approximately 10.2 years from the time of acquisition. The value allocated to the gBelBuca contract was $0.2 million, which will be amortized over the estimated remaining useful life of approximately 19.3 years from the time of acquisition.

In addition to the definite-lived intangible assets above, the Company's definite-lived intangible assets also includes internal-use software costs, which will be amortized over the estimated remaining useful life of approximately 4.2 years from the date the software was put into service.

Indefinite-lived Intangible Assets

As of September 30, 2025, the Company owned various intellectual property, including clinical trial data from previously consolidated or wholly-owned subsidiaries and other intangible assets. The Company has designated each of these intangible assets to be indefinite-lived as there are no characteristics that limit each asset's useful life.

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

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of September 30, 2025, the Company determined that no intangible assets were impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following (in thousands):

		September 30, 2025			December 31, 2024
	Remaining Useful Lives	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Impairment	Net Carrying Amount
OTF Technology	9.2 years	$2,433	$(231)	$2,202	$2,433	$(57)	$—	$2,376
gBelBuca manufacturing contract	18.3 years	192	(10)	182	192	(2)	—	190
Internal-use software	0.5 years	694	(605)	89	647	(466)	—	181
In-process research and development	indefinite-lived	145	—	145	1,059	—	(917)	142
Other	various	419	(11)	408	368	(11)	—	357
Total		$3,883	$(857)	$3,026	$4,698	$(536)	$(917)	$3,246

For the three months ended September 30, 2025 and 2024, amortization expense related to these intangible assets was $0.1 million and an immaterial amount, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense related to these intangible assets was $0.3 million and 0.1 million, respectively.

Estimated future amortization expense for intangible assets subsequent to September 30, 2025 is as follows (in thousands):

2025	$102
2026	300
2027	249
2028	249
2029	249
Thereafter	1,338
$2,487

The weighted average remaining useful lives of all amortizable assets is approximately 9.6 years.

Goodwill

In connection with the Company's acquisition of Nualtis (see Note 4 above), the Company also recognized $0.3 million in goodwill, which was the difference between the amount of consideration associated with the transaction in excess of the fair value of net assets acquired. The goodwill is primarily attributable to the synergies of merging operations, expected future cash flows and the value of the acquired workforce. As of September 30, 2025 and December 31, 2024, the balance of goodwill was approximately $0.3 million.

Digital Assets

In March and July 2025, the Company paid approximately $5.0 million and $5.0 million in cash, respectively, in return for approximately 58 and 41 Bitcoins, respectively. As of September 30, 2025, the Company's holdings in digital assets consisted exclusively of Bitcoin.

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

The details of the activity related to the Company’s digital assets as of September 30, 2025 and December 31, 2024, are as follows (fair value in thousands):

	Units	Fair Value
Digital assets at December 31, 2024	—	$—
Additions	58.0	5,000
Unrealized loss	—	(212)
Digital assets at March 31, 2025	58.0	$4,788
Unrealized gain	—	1,428
Digital assets at June 30, 2025	58.0	$6,216
Additions	41.8	4,968
Unrealized gain	—	199
Digital assets at September 30, 2025	99.8	$11,383

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued accounting, legal, and other professional fees	$4,061	$2,867
Accrued payroll	3,913	3,776
Accrued external research and development expenses	1,812	2,479
Other liabilities	487	537
Accrued restructuring costs	148	—
Taxes payable	43	188
Total	$10,464	$9,847

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

In connection with the Company's acquisition of Nualtis on October 2, 2024, the Company assumed lessee rights to approximately 43,000 square feet of office, lab, and manufacturing spaces in Montréal, Canada with an initial expiration date of February 2026. The lease terms included an option to renew for an additional 5 years, which was able to be exercised at the Company's sole discretion.

In February 2025, the Company amended the lease agreements to exercise the aforementioned renewal option. As a result, the leases will now expire in February 2031. The Company adjusted the Operating lease right-of-use asset, net and lease liability by approximately $1.7 million to reflect the extended lease term. The amendment does not entitle the Company to lease additional space.

In May 2025, the Company sublet approximately 14,800 square feet of this office, lab, and manufacturing space in Montréal, Canada. The sublease term is for three and a half years and commenced in August 2025. The Company has no options to extend the term of the sublease. Under the terms of the head lease, the Company is not relieved of its obligation as lessee and will continue to make monthly rent payments. The Company performed a recoverability test of the sublease agreement upon inception by comparing the rental income under the sublease to the Company’s obligations under the head lease and noted no impairment existed on the head lease. The sublease provides for monthly payments of rent during the lease term. The base rent is currently $0.2 million per year, subject to an annual 3.0% increase in each subsequent year thereafter. Payments received under the sublease are recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive loss.

The weighted-average remaining lease term for the Company’s operating leases as of September 30, 2025 was 4.5 years. The weighted-average discount rate for the Company’s operating leases as of September 30, 2025 was 10.2%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Right-of-use assets	Operating lease right-of-use asset, net	$2,662	$1,334
Current lease liabilities	Current portion of lease liability	$532	$477
Non-current lease liabilities	Non-current portion of lease liability	$2,426	$732

Expenses related to leases are recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost Components	Statement of Operations Classification	2025	2024	2025	2024
Operating lease cost	Operating expenses: General and administrative	$57	$87	$280	$317
Operating lease cost	Operating expenses: Research and development	162	—	357	—
Sublease income	Operating expenses: General and administrative	(13)	—	(13)	—
Short-term lease cost	Operating expenses: General and administrative	37	33	105	110
Total lease cost		$243	$120	$729	$427

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended	Future Lease Commitments
2025	$169
2026	857
2027	905
2028	607
2029	518
Thereafter	623
Total lease payments	$3,679
Less: Imputed interest	(721)
Present value of lease liabilities	$2,958

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$406	$436
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,709	$—

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

Exchange of Convertible Promissory Notes

In November 2023 and April 2024, a noteholder and a related party noteholder, respectively, of the Convertible Notes issued in October 2020 and ATAI Life Sciences AG (ATAI Life Sciences AG was subsequently converted to ATAI Life Sciences GmbH in April 2025) executed exchange agreements (together the “Exchange Agreements”) where each noteholder agreed to exchange its Convertible Notes issued by ATAI Life Sciences AG (“Old AG Notes”) into the same principal amount of New NV Notes. The New NV Notes are non-interest-bearing, unsecured and are due and payable on September 30, 2025, unless previously redeemed, converted, purchased or cancelled (the “Maturity Date”). Each New NV Note has a face value of €1 and is convertible into sixteen shares of ATAI Life Sciences NV upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity. The New NV Notes may be declared for early redemption by the noteholders upon occurrence of specified events of default, including payment default, insolvency and a material adverse change in the Company’s business, operations or financial or other condition. Upon early redemption, the conversion right with respect to the New NV Notes may no longer be exercised.

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

Conversion of Convertible Promissory Notes

In September 2025, the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all of their respective New NV Notes into a total of 6,185,904 common shares of the Company. The conversion of the New NV Notes was accounted for as a conversion as the notes converted pursuant to a conversion feature. Accordingly, the Company derecognized the carrying amount of the notes with no gain or loss recognized upon conversion. Upon conversion, the Company received $7.7 million.

For the three months ended September 30, 2025 and 2024, the Company recognized a loss of $17.0 million and $1.0 million, respectively, as a result of the change in fair value of the New NV Notes. For the nine months ended September 30, 2025 and 2024, the Company recognized losses of $20.3 million and $3.9 million, respectively, as a result of the change in fair value of the New NV Notes.

As of December 31, 2024, the fair value of the Short-term convertible Notes and derivative liability was $1.8 million and the fair value of the Short-term convertible promissory note and derivative liability - related party was $1.2 million.

Term Loan

Hercules Loan and Security Agreement

In August 2022, the Company and certain subsidiaries, as guarantors, and Hercules Capital, Inc., a Maryland corporation (“Hercules”), entered into a Loan and Security Agreement (as amended, the “Hercules Loan Agreement”). The Hercules Loan Agreement provided for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (collectively, the “2022 Term Loan Facility”).

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

The Hercules Loan Agreement contained customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from August 2022, which included a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Hercules Loan Agreement required, beginning on October 1, 2024, that the Company maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, the Company was required to at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of the Borrowers’ and Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant would not apply on any day that the Company's market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, subject to any specified cure periods, the Lenders could declare all amounts owed by the Borrowers immediately due and payable by the Lenders. As of the Payoff Date (as defined below), the Company was in compliance with all applicable covenants under the Hercules Loan Agreement.

Prior to the Payoff Date, the Company incurred financing expenses related to the Hercules Loan Agreement, which were recorded as an offset to long-term debt on the Company's consolidated balance sheets. These deferred financing costs were amortized over the term of the debt using the effective interest method, and were included in other income, net in the Company’s unaudited condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, interest expense included no expense and $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility, respectively. For the nine months ended September 30, 2025 and 2024, interest expense included $0.2 million and $0.3 million of amortized deferred financing costs related to the 2022 Term Loan Facility, respectively.

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

There were no outstanding debt obligations as of September 30, 2025. Outstanding debt obligations as of December 31, 2024 were as follows (in thousands):

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

15. Common Stock

All holders of common shares have identical rights. Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote.

All holders of common shares are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, common shareholders will receive distribution on a pro rata basis. As of September 30, 2025 and December 31, 2024, no cash dividends have been declared or paid.

Open Market Sale Agreement

In November 2022, the Company entered into an Open Market Sale AgreementSM, or sales agreement, with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell its common shares, nominal value €0.10 per share, having an aggregate offering price of up to $150.0 million, from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent. There have been no sales under the Sales Agreement for the three and nine months ended September 30, 2025 and 2024.

February 2025 Public Offering

In February 2025, the Company entered into an underwriting agreement (the “February Underwriting Agreement”) with Berenberg Capital Markets LLC in connection with the issuance and sale by the Company in a public offering of 26,190,477 of its common shares, at a public offering price of $2.10 per share, less underwriting discounts and commissions. The common shares were offered pursuant to a registration statement on Form S-3 filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 as well as a prospectus supplement thereto. Under the terms of the February Underwriting Agreement, the Company granted to the underwriter an option exercisable for 30 days to purchase up to an additional 3,928,571 common shares at the public offering price, less underwriting discounts and commissions. Pursuant to the February Underwriting Agreement, the underwriter exercised the option to purchase the full amount of the additional 3,928,571 common shares.

The net proceeds from the offering of the common shares were approximately $59.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

June 2025 PIPE Financing

As described in Note 8, on June 2, 2025, the Company entered into the June 2025 Subscription Agreements relating to the purchase by the investors party thereto of (i) 9,993,341 common shares of the Company with a nominal value of €0.10 per share for a purchase price of $1.84 per share and (ii) the June 2025 Pre-Funded Warrant to purchase 6,311,006 common shares with an exercise price of $0.01, for a purchase price of $1.84 per common share underlying the June 2025 Pre-Funded Warrant less the exercise price for the June 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to the Company from the June 2025 PIPE Financing of approximately $29.9 million. The closing of the June 2025 PIPE Financing was subject to the satisfaction of the customary closing conditions contained in the June 2025 Subscription Agreements and was completed in June 2025. The June 2025 Subscription Agreements contain customary representations, warranties and agreements by the Company and termination provisions.

The securities were issued and sold in a private placement in reliance on Section 4(a)(2) of the Securities Act and were subsequently registered for resale pursuant to a registration statement on Form S-3 filed with the SEC on September 29, 2025, which became automatically effective upon filing with the SEC. The securities may not be offered or sold in the United States, except pursuant to the effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

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

The aggregate gross proceeds from the offering of the June 2025 Pre-Funded Warrants were approximately $11.5 million. Under ASC 815 the Company recognizes the June 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet.

The Company incurred offering expenses related to the June 2025 PIPE Financing of $1.8 million, which were allocated based on the relative fair values of common shares and pre-funded warrants issued. The Company recognized an expense for the amount allocated to the pre-funded warrants of $0.7 million (included within Other expense, net within the condensed consolidated statement of operations) upon the closing of the offering during the three months ended June 30, 2025. The Company recorded the amount allocated to the common shares of $1.1 million as a reduction in additional paid-in capital on its condensed consolidated balance sheets as of September 30, 2025.

July 2025 PIPE Financing

As described in Note 8, on July 1, 2025, the Company entered into the July 2025 Subscription Agreements relating to the purchase by the investors party thereto of (i) 18,264,840 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $2.19 per share and (ii) the July 2025 Pre-Funded Warrant to purchase 4,566,210 common shares with an exercise price of $0.01 for a purchase price of $2.19 per common share underlying the July 2025 Pre-Funded Warrant less the exercise price for the Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to the Company from the PIPE Financing of approximately $50.0 million. The closing of the July 2025 PIPE Financing was subject to the satisfaction of the customary closing conditions contained in the July 2025 Subscription Agreements and was completed in August 2025. The July 2025 Subscription Agreements contain customary representations, warranties and agreements by the Company and termination provisions.

The securities were issued and sold in a private placement in reliance on Section 4(a)(2) of the Securities Act and were subsequently registered for resale pursuant to a registration statement on Form S-3 filed with the SEC on September 29, 2025, which became automatically effective upon filing with the SEC. The securities may not be offered or sold in the United States, except pursuant to the effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

The aggregate gross proceeds from the offering of the common shares in the June 2025 PIPE Financing were approximately $40.0 million.

The July 2025 Pre-Funded Warrants were immediately exercisable upon issuance, and do not expire until the date the common shares underlying the July 2025 Pre-Funded Warrants have been exercised in full. Under the terms of the July 2025 Pre-Funded Warrant, the Company may not effect the exercise of any July 2025 Pre-Funded Warrant, and the holder will not be entitled to exercise any portion of any July 2025 Pre-Funded Warrant that, upon giving effect to such exercise, would cause an aggregate number of common shares beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the total number of common shares of the Company outstanding immediately after giving effect to the exercise. The July 2025 Pre-Funded Warrant may be exercised by a holder by paying the exercise price in cash or on a cashless basis. No fractional shares will be issued upon any exercise of the Pre-Funded Warrant. If, upon exercise of the July 2025 Pre-Funded Warrant, a holder would be entitled to receive a fractional interest in a share, the Company may at its option, upon exercise, pay cash in lieu of any such factional share or round up to the nearest whole share.

The aggregate gross proceeds from the offering of the July 2025 Pre-Funded Warrants were approximately $10.0 million. Under ASC 815 the Company recognizes the July 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet.

The Company incurred offering expenses related to the July 2025 PIPE Financing of $3.3 million, which were allocated based on the relative fair values of common shares and pre-funded warrants issued. The Company recognized an expense for the amount allocated to the pre-funded warrants of $0.7 million (included within Other expense, net within the condensed consolidated statement of operations) upon the closing of the offering during the three months ended September 30, 2025. The Company recorded the amount allocated to the common shares of $2.6 million as a reduction in additional paid-in capital on its condensed consolidated balance sheets as of September 30, 2025.

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

As of September 30, 2025, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of September 30, 2025, 40,808,329 shares were available for future grants under the 2021 Incentive Plan.

As of September 30, 2025, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2024 to September 30, 2025:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	40,042,922		$3.81	7.29	$5,119
Granted	16,257,170	(i)	1.76	-	-
Exercised	(6,845,295)		1.03	-	-
Cancelled or forfeited	(4,984,732)		4.97	-	-
Outstanding as of September 30, 2025	44,470,065	(ii)	$3.31	7.73	$118,801
Options exercisable as of September 30, 2025	20,582,023		$5.07	6.18	$34,979

(i)
Includes (a) 5,502,859 stock options with 25% vesting on January 1, 2026 and the remaining over a three-year service period, (b) 5,101,898 stock options that will vest over a one to four-year service period, (c) 3,568,488 stock options that will vest upon the satisfaction of certain performance obligations and (d) 2,083,925 options vesting over 18 months.
(ii)
The 23,888,042 outstanding unvested stock options includes (a) 13,700,601 stock options that will continue to vest over a one to four-year service period, (b) 5,502,859 stock options granted in March 2025 with 25% vesting on January 1, 2026 and the remaining over a three-year service period, (c) 3,568,488 stock options that will vest upon the satisfaction of certain performance obligations, (d) 1,016,094 stock options that will vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares, and (e) 100,000 stock options that will continue to vest over a two-year service period and upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and nine months ended September 30, 2024 was $1.41 and $1.19 per option, respectively.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the nine months ended September 30, 2025 and 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	September 30,
	2025	2024
Weighted average expected term in years	5.94	5.95
Weighted average expected stock price volatility	99.3%	73.9%
Risk-free interest rate	3.80% - 4.47%	3.78% - 4.40%
Expected dividend yield	0%	0%

For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to stock options of $3.3 million and $4.6 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to stock options of $9.1 million and $15.5 million, respectively.

As of September 30, 2025, total unrecognized compensation cost related to the unvested stock options was $21.4 million, which is expected to be recognized over a weighted average period of 2.40 years.

Restricted Stock Unit activity under the 2021 Incentive Plan

The Company has granted RSUs to certain of its employees under the 2021 Incentive Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock. The restricted stock units noted below consisted of service-based awards that vested over a two-year period, subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The Company reflects restricted stock units as issued and outstanding common stock when vested and the shares have been delivered to the individual.

The following is a summary of restricted stock unit activity from December 31, 2024 to September 30, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	719,557	$1.18
Granted	—	—
Vested	719,557	1.18
Forfeited	—	—
Unvested at September 30, 2025	—	$—

The Company did not record any stock-based compensation expenses related to restricted stock units for the three months ended September 30, 2025. For the three months ended September 30, 2024, the Company recorded stock-based compensation expenses related to restricted stock units of $0.5 million. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to restricted stock units of $0.2 million and $1.3 million, respectively.

The total fair value of restricted stock units vested during the nine months ended September 30, 2025 was $0.8 million. As of September 30, 2025, there was no unrecognized compensation cost related to any unvested restricted stock units. The total fair value of restricted stock units vested during the nine months ended September 30, 2024 was $1.7 million. As of September 30, 2024, total unrecognized compensation cost related to the unvested stock-based awards was $0.5 million, which was expected to be recognized over a weighted average period of 0.40 years.

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

The following is a summary of stock option activity under the HSOP Plan from December 31, 2024 to September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2024	6,921,829	$6.64	11.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of September 30, 2025	6,921,829	$6.64	10.26	$—
Options exercisable as of September 30, 2025	6,921,829	$6.64	10.26	$—

As shown above, the Company did not grant any new HSOP options during the nine months ended September 30, 2025 or 2024. The Company did not record any stock-based compensation expenses related to HSOP options for the three and nine months ended September 30, 2025. The Company recorded did not record any stock-based compensation expense related to HSOP options for the three months ended September 30, 2024 and recorded expense of $0.1 million related to HSOP options for the nine months ended September 30, 2024.

As of September 30, 2025, there was no unrecognized compensation cost related to any unvested HSOP options.

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

For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to EIP options of an immaterial amount. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense related to EIP options of an immaterial amount and $0.1 million, respectively.

As of September 30, 2025, there was an $0.2 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 3.4 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense in the unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

The following tables summarize the total stock-based compensation expense by function for the three and nine months ended September 30, 2025, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended September 30, 2025
	atai 2020 and 2021 Incentive Plans	Other Subsidiary Equity Plans	Total
Research and development	$1,164	$9	$1,173
General and administrative	2,111	9	2,120
Total stock-based compensation expense	$3,275	$18	$3,293

	Nine months ended September 30, 2025
	atai 2020 and 2021 Incentive Plans	Other Subsidiary Equity Plans	Total
Research and development	$2,683	$20	$2,703
General and administrative	6,613	18	6,631
Total stock-based compensation expense	$9,296	$38	$9,334

The following tables summarize the total stock-based compensation expense by function for the three and nine months ended September 30, 2024, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended September 30, 2024
	atai 2020 and 2021 Incentive Plans	Other Subsidiaries Equity Plan	Total
Research and development	$1,949	$15	$1,964
General and administrative	3,082	—	3,082
Total stock-based compensation expense	$5,031	$15	$5,046

	Nine months ended September 30, 2024
	atai 2020 and 2021 Incentive Plans	atai HSOP	Other Subsidiaries Equity Plan	Total
Research and development	$6,317	$—	$135	$6,452
General and administrative	10,506	117	13	10,636
Total stock-based compensation expense	$16,823	$117	$148	$17,088

17. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effects for discrete items are recorded in the period in which they occur. For the three months ended September 30, 2025 and 2024, the Company recorded tax expense of $0.1 million and an income tax benefit of $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded tax expense of $0.4 million and an income tax benefit of $0.2 million, respectively. The income tax expense recorded for the three and nine months ended September 30, 2025 was primarily driven by tax expense of subsidiaries in the United States and the United Kingdom. The increase in income tax expense shown for the three and nine months ended September 30, 2025 was primarily driven by discrete tax expenses related to stock compensation, interest expense and tax payment true ups. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

In early June 2025, the Company migrated its headquarters and effective place of management (“EPOM”) from Berlin, Germany to Amstelveen, Netherlands. Following the change, the Company became exclusively a tax resident, and fully liable to tax, in the Netherlands. Generally, the forfeiture of German taxation rights based on the change in a company’s EPOM is associated with a taxable event for German tax purposes. Based on current analysis, and when considering the availability of German tax attributes such as asset bases, current year losses, and tax loss carryforwards, the taxable gain associated with the Company’s change in EPOM is expected to be minimal.

In July 2025, the One Big Beautiful Bill Act of 2025 (the “Tax Act”) was signed into law. The Tax Act includes substantial changes to the U.S. federal tax code and broader fiscal policy for tax years 2025 and forward. The Company has considered any applicable impacts to its tax provision, and determined that the impact is not significant. There are several provisions of the Tax Act that will impact the Company’s calculation of its tax position in the future, for which the Company will continue to assess and record in the periods to which they apply.

18. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Basic and Diluted EPS
Numerator:
Net loss	$(61,098)	$(26,311)	$(115,309)	$(111,058)
Net loss attributable to noncontrolling interests	(24)	(25)	(75)	(747)
Net loss attributable to ATAI Life Sciences N.V. shareholders - basic and diluted	$(61,074)	$(26,286)	$(115,234)	$(110,311)
Denominator:
Weighted average common shares outstanding attributable to Atai Beckley N.V. Stockholders - basic and diluted	217,601,496	160,621,817	196,963,517	159,973,201
Net loss per share attributable to Atai Beckley N.V. shareholders - basic and diluted	$(0.28)	$(0.16)	$(0.59)	$(0.69)

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

The following also represents the maximum amount of outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common shares:

	As of September 30,
	2025	2024
Options to purchase common stock	44,470,065	41,937,393
HSOP options to purchase common stock	6,921,829	6,921,829
2018 short-term convertible promissory notes - related parties	—	2,367,200
2018 short-term convertible promissory notes	—	3,818,704
Pre-funded warrants	10,877,216	—
Unvested restricted stock units	—	1,127,057
	62,269,110	56,172,183

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

During the three and nine months ended September 30, 2025 and 2024, respectively, the Company made no material payments pursuant to the CHIBA License.

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

During the three and nine months ended September 30, 2025 and 2024, respectively, Recognify made no material payments pursuant to the Allergan License Agreement.

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

During the three months ended September 30, 2025 and 2024, the Company recorded zero and an immaterial amount, respectively, as research and development expense in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company recorded zero and $0.4 million, respectively, as research and development expense in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2025 and 2024, respectively, Invyxis made no other service fee payments to Dalriada.

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

During the three months ended September 30, 2025, the Company did not recognize any license revenue under the license agreement. During the nine months ended September 30, 2025, the Company recognized $0.2 million of the upfront fee paid by Rizafilm as license revenue.

Psilera Acquisition

In February 2025, the Company entered into an Intellectual Property Assignment & License Agreement with Psilera, Inc. (“Psilera”) under which the Company has acquired Psilera's dimethyltryptamine (“DMT”) patent portfolio, including all granted and pending patents related to DMT and other related psychedelics. In return, the Company paid Psilera an upfront fee of $0.8 million upon execution of the agreement and may also be required to pay Psilera additional consideration upon the achievement of certain regulatory and sales milestones, in addition to certain sales-based royalties over a ten-year period. The Company determined that the transaction was an asset acquisition under ASC 805 and recognized the upfront fee of $0.8 million as research and development expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

The Company has determined the regulatory and sales milestones meet the requirements of contingent consideration acquired via an asset acquisition. As described in Note 2 above, the Company has elected the practical expedient under FASB's Statement 141 for the accounting of the regulatory and sales milestones. Under this guidance, the contingent consideration will be recorded once the contingencies are resolved and the consideration is issued or becomes issuable. In August 2025, Psilera achieved a milestone related to the grant of certain patents by the United States Patent Office. Upon completion of the milestone, the Company paid Psilera $2.3 million, which is also recognized as research and development expenses in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2025. The Company may be required to pay Psilera up to an additional $80.0 million upon the completion of certain sales milestones.

During the three and nine months ended September 30, 2025, the Company did not make any other payments to Psilera in connection with the Psilera Agreement. Additionally, as of September 30, 2025, the Company did not record any contingent liabilities in connection with the Psilera Agreement.

21. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders Apeiron Investment Group Ltd. (“Apeiron”), the family office of Christian Angermayer, Co-Founder and Chairman of the Company, among other shareholders, contributed their investments in COMPASS, Innoplexus and Juvenescence Ltd. to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 23.0% and 20.1% of the outstanding common stock in the Company as of September 30, 2025 and December 31, 2024, respectively.

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

For the three months ended September 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer’s consulting agreement. For the nine months ended September 30, 2025 and 2024, the Company recognized $0.4 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer’s consulting agreement.

For the three months ended September 30, 2025 and 2024, the Company recognized an immaterial amount, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board, as in effect at that time. For the nine months ended September 30, 2025 and 2024, the Company recognized $0.1 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the supervisory board.

Apeiron's Purchase of Common Shares

As mentioned in Note 15 above, the Company entered into the February Underwriting Agreement in connection with the issuance and sale by the Company in a public offering of its common shares. Apeiron participated in the public offering, purchasing 10,835,718 common shares at a price per share of $2.10. Additionally, in August 2025, the Company sold common shares to certain investors pursuant to the July 2025 Subscription Agreements. Apeiron participated in this offering, purchasing 8,675,799 common shares at a price of $2.19 per share.

Conversion of Convertible Promissory Notes

In September 2025, Apeiron, the related party note holder described in Note 6, exercised the conversion feature of the New NV Notes and converted all of its New NV Notes into 2,367,200 common shares.

Beckley Psytech Promissory Note

As mentioned in Note 7, the Company issued a Promissory Note to Beckley Psytech in the principal amount of $10.0 million, with net proceeds to be used for the achievement of specified product development milestones.

22. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. For the three months ended September 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million, respectively, of related compensation expense. For the nine months ended September 30, 2025 and 2024, the Company recognized $0.2 million and $0.3 million, respectively of related compensation expense.

23. Corporate Restructuring

2025 Restructuring

In March 2025, the Company eliminated approximately 25% of its global workforce as part of a restructuring initiative in order to reduce operational costs and extend the Company's cash runway.

Restructuring expense related to the workforce reduction incurred during the nine months ended September 30, 2025 resulted in $1.1 million of restructuring expense, which consisted of $1.1 million of cash expenditures for severance and other employee separation-related costs and an immaterial amount of stock-based compensation expense. Of the restructuring expense, for the three and nine months ended September 30, 2025, $0.4 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of September 30, 2025, net restructuring liabilities totaled approximately $0.1 million, which are included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

2024 Restructuring

In February 2024, the Company eliminated approximately 10% of its global workforce in order to more effectively allocate its research and development and other resources supporting the revised business and program priorities and to reduce operational costs.

Restructuring expense related to the workforce reduction incurred during the nine months ended September 30, 2024, resulted in $2.0 million of restructuring expense, which consisted of 1.6 million of cash expenditures for severance and other employee separation-related costs and $0.4 million of stock-based compensation expense. Of the restructuring expense, for the three and nine months ended September 30, 2024, $0.3 million and $1.7 million, respectively, were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations.

As of September 30, 2024, net restructuring liabilities totaled approximately $0.1 million included in accrued expenses on the Company's unaudited condensed consolidated balance sheets.

A reconciliation of the restructuring charges and related payments for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	As of September 30,
	2025	2024
Restructuring costs expensed during the period	$1,098	$2,026
Non-cash impact of stock-based compensation	(53)	(358)
Cash payments of restructuring liabilities, net	(897)	(1,558)
Ending Restructuring liability	$148	$110

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

The Company's reportable segment net loss, including significant segment expenses, for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
License revenue	$—	$40	$202	$313
Research and development services revenue	749	—	2,821	—
Total revenue	$749	$40	$3,023	$313
Research and Development
VLS-01	3,878	1,582	9,690	6,363
EMP-01	3,277	355	5,414	622
Discovery (Non-hallucinogenic)	480	794	1,245	1,648
RL-007	580	3,852	4,822	8,057
Other programs(i)	474	1,423	2,000	4,394
Personnel and employee-related expenses(ii)	2,220	2,184	7,082	7,896
Non-cash share-based compensation expense	1,167	1,964	2,710	6,445
Depreciation and Amortization	94	—	213	—
Other Expenses(iii)	2,510	215	3,924	1,089
General and Administrative
Personnel and employee-related expenses(ii)	2,727	2,320	8,718	10,417
Non-cash share-based compensation expense	2,124	3,075	6,597	10,285
Accounting and Tax Fees	2,681	1,252	6,010	4,353
Legal & Intellectual Property Fees	4,665	1,760	11,595	4,517
Insurance	316	315	1,150	1,894
Depreciation and Amortization	167	83	492	248
Other Expenses, net(iii)	1,825	1,470	5,440	4,511
Interest income	504	160	938	585
Interest expense	—	(783)	(1,164)	(2,172)
Other segment items(iv)	(33,166)	(3,086)	(41,004)	(37,045)
Segment and consolidated net loss	$(61,098)	$(26,311)	$(115,309)	$(111,058)

(i) Includes direct expenses related to PCN-101, KUR-101, RLS-01, EGX-121, Nualtis, enabling technologies, and other discovery programs.
(ii) Includes labor, benefits, and personnel-based restructuring expenses.
(iii) Includes professional consulting services, facilities costs, technology and communication costs, and other general and administrative costs.
(iv) Includes benefit from research and development tax credit, change in fair value of assets and liabilities, net, loss on extinguishment of debt, change in fair value of digital assets, foreign exchange gains (losses), net, issuance costs allocated to the June and July 2025 Pre-Funded Warrants, benefit (provision) for income taxes, and losses from investments in equity method investees, net of tax.

25. Subsequent Events

October 2025 Public Offering

In October 2025, the Company entered into an underwriting agreement (the “October Underwriting Agreement”) with Jefferies, as representative of the underwriters, in connection with the issuance and sale by the Company in a public offering of 23,725,000 of its common shares, at a public offering price of $5.48 per share, less underwriting discounts and commissions. The common shares were offered pursuant to a registration statement on Form S-3 filed with the SEC on September 29, 2025, which became automatically effective upon filing with the SEC, as well as a prospectus supplement thereto. Under the terms of the October Underwriting Agreement, the Company granted to the underwriters an option exercisable for 30 days to purchase up to an additional 3,558,750 common shares at the public offering price, less underwriting discounts and commissions. Pursuant to the October Underwriting Agreement, the underwriters exercised the option to purchase the full amount of the additional 3,558,750 common shares.

The net proceeds from the offering of the common shares were approximately $139.4 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

Beckley Psytech Strategic Combination

On November 5, 2025, the Company completed its previously announced acquisition of the entire issued share capital of Beckley Psytech not already owned by the Company, in exchange for an aggregate of 103,000,066 common shares issued directly as share consideration or underlying replacement awards pursuant to the SPA, which such shares or replacement awards were issued to the shareholders of Beckley Psytech, certain consultants of Beckley Psytech and certain equity award holders in Beckley Psytech.

In connection with the completion of the acquisition and as previously announced, the Company changed its name to “Atai Beckley N.V.”

Following the closing of the Beckley Psytech Transaction, the Company registered for resale 5,316,238 common shares, which were issued to the selling securityholders in connection with the acquisition, pursuant to a registration statement on Form S-3 filed with the SEC on September 29, 2025, which became automatically effective upon filing with the SEC, as well as a prospectus supplement thereto.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. Unless the context otherwise requires, all references in this subsection to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V and its consolidated subsidiaries prior to the consummation of the strategic combination with Beckley Psytech (the “Beckley Psytech Transaction”) and to Atai Beckley N.V. and its consolidated subsidiaries after the consummation of the Beckley Psytech Transaction.

Business Overview

Overview

Founded in 2025 through the strategic combination of atai Life Sciences N.V. and Beckley Psytech Limited, AtaiBeckley is a clinical-stage biopharmaceutical company on a mission to create breakthroughs for people with difficult-to-treat mental health conditions. Our work is grounded in rigorous science to deliver meaningful outcomes for the patients we serve.

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

Our Programs

We aim to create breakthroughs in mental health by developing effective, rapid-acting and convenient treatments that could transform patient outcomes. We are committed to leading a new era of mental health treatment – one that not only offers relief from symptoms, but the possibility of an improved quality of life and lasting change.

We have built a diversified pipeline of investigational psychedelic-based neuroplastogens designed to address some of the most urgent unmet needs in mental health. Our programs include:

•
BPL-003: Mebufotenin (5-MeO-DMT) benzoate nasal spray for treatment-resistant depression (“TRD”);
•
VLS-01: Buccal film dimethyltryptamine (“DMT”) for TRD;
•
EMP-01: Oral R-enantiomer of 3,4-methylenedioxy-methamphetamine (“R-MDMA”) for social anxiety disorder (“SAD”); and
•
A drug discovery program to identify novel, non-hallucinogenic 5-HT2AR agonists for TRD and Opioid Use Disorder (“OUD”).

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

We are committed to innovation in the mental health space as exemplified by our drug discovery program and its focus on identifying new molecules with psychedelic-like pharmacology but without hallucinogenic potential. In addition to these investments in novel chemical entity ("NCE") discovery, intellectual property development has been a key strategic component since inception.

Our Pipeline

Our pipeline includes wholly owned psychedelic-based product candidates across multiple neuropsychiatric indications including depression and anxiety. The table below summarizes the status of our core product candidate portfolio, as of the date of this Quarterly Report.

BPL-003: Intranasal mebufotenin benzoate for TRD

•
BPL-003 granted Breakthrough Therapy designation by the FDA, recognizing the potential of BPL-003 to deliver substantial improvement over existing therapies for patients with TRD.
•
Reported positive topline results from the eight-week OLE phase of the randomized, quadruple-masked, global Phase 2b clinical trial of BPL-003 in patients with TRD demonstrating that a 12 mg dose of BPL-003 administered eight weeks after an initial dose was generally well-tolerated, and produced additional clinically meaningful antidepressant effects, which were sustained for at least two months.
•
Reported positive open-label Phase 2a data demonstrating improved antidepressant effects with a two-dose induction regimen of BPL-003 in patients with TRD
•
Scheduled an End-of-Phase 2 meeting with the FDA to align on clinical trial designs and other aspects of the Phase 3 development program. Anticipate providing guidance on the Phase 3 clinical program in the first quarter 2026 with Phase 3 trial initiation in the second quarter of 2026, pending the outcome of the Agency meeting.

VLS-01: Buccal film DMT for TRD

•
Continued enrollment in the US and expanded clinical sites into Australia and the United Kingdom for Elumina, the Phase 2, multicenter, double-blind, randomized, placebo-controlled trial of repeated doses of VLS-01 in patients with TRD.
•
Topline data from Elumina is expected in the second half of 2026.

EMP-01: Oral R-MDMA for SAD

•
Completed patient enrollment in the exploratory, randomized, double-blind, placebo-controlled Phase 2a study of EMP-01 to assess the safety, tolerability and efficacy in approximately 70 adults with SAD.
•
Anticipate topline results from the exploratory Phase 2a study in the first quarter of 2026.

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
•
Awarded a multi-year, milestone-driven grant worth up to $11.4 million by the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health (NIH), to fund the optimization and early-stage development of novel 5-HT2A/2C receptor agonists for opioid use disorder (OUD.

Corporate Updates

In August 2025, our board of directors approved a redomiliciation of the Company to Delaware (the “Redomiciliation”). The Redomiciliation is intended to generally improve the Company’s operational and financial flexibility and provide for a more efficient corporate structure to achieve strategic and financial goals. As Dutch law does not facilitate a direct change of legal domicile of a Dutch public limited liability company (such as us) to a jurisdiction outside the European Economic Area, the Redomiciliation is anticipated to be effected through a series of transactions occurring in a specific sequence and as a consequence of which, among other things (i) the Company and a newly formed Luxembourg entity (“ATAI LuxCo”) would enter into a cross-border merger, as a result of which the Company would cease to exist and all assets and liabilities of the Company would be transferred to ATAI LuxCo (the “LuxCo Merger”), and (ii) ATAI LuxCo would redomesticate in Delaware, as permitted under Luxembourg law. In November 2025, our shareholders approved the LuxCo Merger and related matters, which was a necessary condition to effecting the Redomiciliation. The Redomiciliation is expected around year-end 2025.

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

Nualtis Corp. Acquisition

In October 2024, we acquired IntelGenx Corp. (“IGX”), a subsidiary of IntelGenx Technologies Corp. (“IntelGenx”), a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for our development candidate, VLS-01. In June 2025, IGX rebranded into Nualtis Corp. as part of the subsidiary's transformation and long-term strategic vision.

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

Acquisitions/Investments

To continue to grow our business and to aid in the development of our various product candidates, we are strategically acquiring and investing in companies that share our common goal towards advancing transformative treatments, including psychedelic compounds, for patients that suffer from mental health disorders. We expect that expenses will increase in the near-term in connection with the strategic combination with Beckley Psytech and related integration process, and may remain a meaningful part of our expenses in future periods as we continue to pursue strategic opportunities.

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

Research and development services revenue

Nualtis recognizes revenue from various research and development agreements. In these agreements, Nualtis is responsible for performing research and development services for customers interested in leveraging Nualtis's novel oral thin film technology for drug delivery. Many of these agreements provide Nualtis either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval.

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

Other expense, net

Interest income

Interest income consists of interest earned on cash balances held in interest-bearing accounts and our unsecured promissory note to Beckley Psytech. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for the research and development of our product candidates and ongoing business operations.

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

Change in fair value of assets and liabilities, net:

The Company carries various assets and liabilities at fair value and subsequent remeasurements are recorded as a Change in fair value of assets and liabilities, net as a component of Other income (expense), net. Assets held at fair value include securities held at fair value, investments held at fair value, and convertible notes receivable. Liabilities held at fair value include contingent considerations, convertible promissory notes, derivative liability, and Pre-funded warrant liabilities.

Change in fair value of securities carried at fair value

Change in fair value of securities consists of changes in fair value of our available for sale securities for which we have elected the fair value option.

Change in fair value of short-term notes receivable - related party, net

Change in fair value of short-term notes receivable - related party consisted of subsequent remeasurements of our convertible notes receivable with IntelGenx, for which we elected the fair value option, prior to the completion of our acquisition of Nualtis in October 2024.

Change in fair value of short-term convertible notes receivable - related party

Change in fair value of short-term convertible notes receivable - related party consisted of subsequent remeasurements of our convertible notes receivable with IntelGenx, for which we elected the fair value option, prior to the completion of our acquisition of Nualtis in October 2024.

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

Change in fair value of subsequent debtor-in-possession loan commitment

Change in fair value of subsequent debtor-in-possession loan commitment consisted of subsequent remeasurements of our liability for the remaining balance of the credit facility between the Company and Nualtis (the “DIP Loan”) for which we have elected the fair value option, prior to the completion of our acquisition of Nualtis in October 2024.

Change in fair value of pre-funded warrant liabilities

Change in fair value of pre-funded warrant liabilities consists of subsequent remeasurements of our pre-funded warrants pursuant to the June and July 2025 PIPE Financings (defined below) for which we record at fair value.

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

Other expense, net

Other expense, net consists principally of the issuance costs allocated to warrant liabilities, changes in the carrying values of our assets and liabilities, and net gains (losses) recognized on the sale of certain of our assets.

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

We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance against net deferred tax assets for all entities as of September 30, 2025. In assessing the realizability on deferred tax assets, we consider whether it is more-likely-than-not that some or all of deferred tax assets will not be realized. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of local tax law.

We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income, including the character and jurisdiction of such income, and tax-planning strategies in making this assessment.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of September 30, 2025, we had no additional unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (unaudited)

	For the three months ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
License revenue	$—	$40	$(40)	(100%)
Research and development services revenue	749	—	749	100%
Total revenue	$749	$40	$709	1773%
Operating expenses:
Research and development	14,680	12,377	2,303	19%
General and administrative	14,505	10,265	4,240	41%
Total operating expenses	29,185	22,642	6,543	29%
Loss from operations	(28,436)	(22,602)	(5,834)	26%
Other expense, net:
Interest income	504	160	344	215%
Interest expense	—	(783)	783	(100%)
Benefit from research and development tax credit	29	31	(2)	(6%)
Change in fair value of assets and liabilities, net	(32,598)	(1,964)	(30,634)	1560%
Change in fair value of digital assets, net	199	—	199	100%
Foreign exchange gain (loss), net	(15)	770	(785)	(102%)
Other expense, net	(650)	(2,075)	1,425	(69%)
Total other expense, net	(32,531)	(3,861)	(28,670)	743%
Net loss before income taxes	(60,967)	(26,463)	(34,504)	130%
Benefit from (provision for) income taxes	(131)	178	(309)	(174%)
Losses from investments in equity method investees, net of tax	—	(26)	26	(100%)
Net loss	$(61,098)	$(26,311)	$(34,787)	132%
Net loss attributable to noncontrolling interests	(24)	(25)	1	(4%)
Net loss attributable to Atai Beckley N.V. stockholders	$(61,074)	$(26,286)	$(34,788)	132%

License Revenue

We did not recognize any license revenue for the three months ended September 30, 2025. We recognized an immaterial amount in license revenue for the three months ended September 30, 2024 related to the Otsuka Agreement.

Research and Development Services Revenue

We recognized $0.7 million in research and development services revenue for the three months ended September 30, 2025 related to certain research and development services performed by Nualtis for its customers. We did not recognize any research and development services revenue for the three months ended September 30, 2024.

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Core Psychedelic Programs
VLS-01	$3,878	$1,582	$2,296	145%
EMP-01	3,277	355	2,922	823%
Discovery	480	794	(314)	(40%)
Non-Psychedelic Program
RL-007	580	3,852	(3,272)	(85%)
Other Programs	474	1,415	(941)	(67%)
Enabling Technologies and Drug Discovery Platforms	—	7	(7)	(100%)
Unallocated research and development expenses:
Personnel expenses	3,386	4,148	(762)	(18%)
Professional and consulting services	5	93	(88)	(95%)
Other	2,505	131	2,374	1812%
Depreciation	94	—	94	100%
Total research and development expenses	$14,680	$12,377	$2,303	19%

Research and development expenses were $14.7 million for the three months ended September 30, 2025, compared to $12.4 million for the three months ended September 30, 2024. The increase of $2.3 million was primarily attributable to a $2.2 million increase due to the Psilera milestone payment, as well as $0.2 million increase in facility related costs following our acquisition of Nualtis, $0.7 million increase in direct costs for our Core Psychedelic Programs, Non-Psychedelic Programs, and Other Programs as discussed below, and a $0.1 million increase in depreciation expense. The increase was partially offset by a $0.8 million decrease in personnel expenses (inclusive of a $0.8 million decrease in stock based compensation) and a $0.1 million decrease in professional and consulting services.

Core Psychedelic Programs

VLS-01: DMT for TRD

The $2.3 million net increase in direct costs for our VLS-01 program was primarily due to a $1.8 million increase in clinical development and related costs for our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 clinical trial of VLS-01, a $0.5 million increase in related manufacturing costs.

EMP-01: R-MDMA for SAD

The $2.9 million increase in direct costs for our EMP-01 program was primarily due to a $2.7 million net increase in clinical development costs relating to our exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01, as well as $0.3 million of increased manufacturing costs. The increase was partially offset by a decrease of $0.1 million related to preclinical costs.

Discovery (Non-Hallucinogenic)

The $0.3 million decrease in discovery costs was primarily due to a $0.3 million decrease in preclinical development costs related to our novel 5-HT2A receptor agonists.

Non-psychedelic Program

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The $3.3 million decrease in direct costs for our RL-007 program was primarily due to a decrease of $3.1 million in clinical development costs relating to our Phase 2b clinical trial for RL-007 in CIAS, a decrease of $0.1 million in manufacturing costs, and a $0.1 million decrease in preclinical costs.

Other Programs

The $0.9 million decrease in our other programs primarily relates to a $1.0 million decrease in IBX-210 costs and a $0.1 million decrease in EGX-121 costs. These costs were partially offset by a $0.2 million increase as a result of research and development costs incurred by Nualtis.

Enabling Technologies and Drug Discovery Platforms

Enabling Technologies and Drug Discovery Platforms had an immaterial amount of direct costs for the three months ended September 30, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses were $14.5 million for the three months ended September 30, 2025 compared to $10.3 million for the three months ended September 30, 2024. The $4.2 million increase was largely attributable to a $4.5 million increase in legal and professional service expenses primarily in connection with the Beckley Psytech strategic combination and our pending Redomiciliation and a $0.1 million increase in depreciation expense. This increase was partially offset by a $0.4 million decrease in personnel costs (inclusive of a $1.0 million decrease in stock-based compensation).

Other expense, net

Interest income

Interest income for the three months ended September 30, 2025 primarily consisted of interest earned on our cash balances and unsecured promissory note to Beckley Psytech. Interest income for the three months ended September 30, 2024 primarily consisted of interest earned on our cash balances. We recognized interest income of $0.5 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively.

Interest expense

There was no interest expense for the three months ended September 30, 2025. Interest expense for the three months ended September 30, 2024 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility. Interest expense decreased $0.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as the 2022 Term Loan Facility was extinguished in May 2025.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Canadian Tax Authorities as an immaterial benefit for the three months ended September 30, 2025. We recognized an immaterial amount of research and development tax credit from the Australian Tax Authorities for the three months ended September 30, 2024.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the three months ended September 30, 2025 and 2024 we recognized a gain of $0.6 million and $0.9 million, respectively, relating to the change in fair value of securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consisted of subsequent remeasurement of our short-term notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the three months ended September 30, 2025 and 2024 we recognized no change in fair value and an immaterial loss, respectively, related to the change in the fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consisted of subsequent remeasurement of our convertible notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the three months ended September 30, 2025 and 2024 we recognized no change in fair value and a $8.0 million loss related to the change in fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our American Depository Shares (“ADS”) holdings in COMPASS, IntelGenx related investments, prior to the completion of our acquisition, and additional contingent warrants issued by Beckley Psytech. During the three months ended September 30, 2025, we recognized a $17.6 million gain related to our ADS holdings in COMPASS Pathways plc and a no change in fair value related to additional contingent warrants issued by Beckley Psytech. For the three months ended September 30, 2024, we recognized a $3.9 million gain related to our ADS holding in COMPASS Pathways plc and a $0.1 million loss related to our investment in Beckley Psytech.

Change in fair value of short-term convertible promissory notes

In December 2023, a noteholder exchanged the 2020 convertible notes issued by ATAI Life Sciences AG (the “2020 Convertible Notes”) for notes issued by ATAI Life Sciences NV, which are convertible into common shares of the Company (“New NV Notes”). As noted in Note 14 above, in September 2025, the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all of their respective New NV Notes into a total of 6,185,904 common shares of ATAI Life Sciences N.V. For the three months ended September 30, 2025 and 2024, we recognized a $9.7 million loss and a $0.6 million gain, respectively, due to a change in the fair value of the conversion option of the New NV Notes immediately prior to conversion.

Change in fair value of short-term convertible promissory notes - related party

In April 2024, a related party noteholder exchanged their 2020 Convertible Notes for New NV Notes. As noted in Note 14 above, in September 2025, the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all of their respective New NV Notes into a total of 6,185,904 common shares of ATAI Life Sciences N.V. For the three months ended September 30, 2025 and 2024, we recognized a $7.3 million loss and a $0.3 million gain, respectively, due to a change in the fair value of the conversion option of the New NV Notes immediately prior to conversion.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and are subsequently remeasured to fair value. For the three months ended September 30, 2025 and 2024 we recognized an no change in fair value and a $0.1 million loss, respectively, related to the Perception contingent consideration.

Change in fair value of contingent consideration liability

In October 2023, we acquired shares of the noncontrolling interest of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the three months ended September 30, 2025 and 2024 we recognized no change in fair value and an immaterial change in fair value, respectively, related to the DemeRx IB contingent consideration.

In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the three months ended September 30, 2025 and 2024, we recognized no change in fair value related to the TryptageniX contingent consideration.

Change in fair value of subsequent debtor-in-possession loan commitment

Change in fair value of subsequent debtor-in-possession loan commitment consisted of subsequent remeasurements of our liability for the remaining balance of the DIP Loan for which we have elected the fair value option, prior to the completion of our acquisition. During the three months ended September 30, 2024 we recognized $0.5 million gain related to the change in the fair value.

Change in fair value of pre-funded warrant liabilities

Change in fair value of pre-funded warrant liabilities consists of subsequent remeasurements of our pre-funded warrants issued pursuant to the June and July 2025 PIPE Financings, which we record at fair value. For the three months ended September 30, 2025 we recognized a $33.7 million loss related to the increase in fair value of the warrants issued. We did not recognize any change in fair value for the three months ended September 30, 2024.

Change in fair value of digital assets, net

Change in fair value of digital assets, net consists of the subsequent remeasurement of our Bitcoin holding, as Bitcoin is measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60. For the three months ended September 30, 2025, we recognized a $0.2 million gain related to the change in fair value. We did not recognize any change in fair value for the three months ended September 30, 2024.

Foreign exchange gain (loss), net

We recorded an immaterial loss related to foreign currency exchange rates for the three months ended September 30, 2025 and a $0.8 million gain of related to foreign currency exchange rates for the three months ended September 30, 2024. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro, Canadian Dollar, and Australian Dollar and the U.S. dollar on our foreign denominated balances.

Other expense, net

Other expense for the three months ended September 30, 2025 was $0.7 million, which is related to offering costs and commissions allocated to the pre-funded warrant liabilities issued pursuant to the July 2025 PIPE Financing. Other expense for three months ended September 30, 2024 was $2.1 million, which was related to the non-cash loss of on the sale of ADS holdings in COMPASS during the period.

Benefit from (provision for) income taxes

We incurred $0.1 million provision for and $0.2 million benefit from income taxes for the three months ended September 30, 2025 and 2024, respectively. Our current income tax expense relates to tax expense of subsidiaries in the United States, Germany, Canada and the United Kingdom.

Losses from Investments in Equity Method Investees

We did not recognize any losses from investment in equity method investees for the three months ended September 30, 2025. We recognized an immaterial amount of losses from investment in equity method investees for the three months ended September 30, 2024. Losses from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Comparison of the Nine Months Ended September 30, 2025 and 2024 (unaudited)

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
License revenue	$202	$313	$(111)	(35%)
Research and development services revenue	2,821	—	2,821	100%
Total revenue	$3,023	$313	$2,710	866%
Operating expenses:
Research and development	37,100	36,513	587	2%
General and administrative	40,002	36,226	3,776	10%
Total operating expenses	77,102	72,739	4,363	6%
Loss from operations	(74,079)	(72,426)	(1,653)	2%
Other expense, net:
Interest income	938	585	353	60%
Interest expense	(1,164)	(2,172)	1,008	(46%)
Benefit from research and development tax credit	85	617	(532)	(86%)
Change in fair value of assets and liabilities, net	(45,100)	(33,764)	(11,336)	34%
Gain on other investments	3,794	—	3,794	100%
Change in fair value of digital assets, net	1,415	—	1,415	100%
Loss on extinguishment of debt	(1,317)	—	(1,317)	100%
Foreign exchange gain, net	1,901	676	1,225	181%
Other expense, net	(1,402)	(2,737)	1,335	(49%)
Total other expense, net	(40,850)	(36,795)	(4,055)	11%
Net loss before income taxes	(114,929)	(109,221)	(5,708)	5%
Benefit from (provision for) income taxes	(380)	163	(543)	(333%)
Losses from investments in equity method investees, net of tax	—	(2,000)	2,000	(100%)
Net loss	$(115,309)	$(111,058)	$(4,251)	4%
Net loss attributable to noncontrolling interests	(75)	(747)	672	(90%)
Net loss attributable to Atai Beckley N.V. stockholders	$(115,234)	$(110,311)	$(4,923)	4%

License Revenue

We recognized $0.2 million and $0.3 million in license revenue for the nine months ended September 30, 2025 and 2024, respectively. The revenue recognized for the nine months ended September 30, 2025 is related to Nualtis's license agreement with Rizafilm LLC. The revenue recognized for the nine months ended September 30, 2024 is related to our license agreement with Otsuka.

Research and Development Services Revenue

We recognized $2.8 million in research and development services revenue for the nine months ended September 30, 2025 related to certain research and development services performed by Nualtis for its customers. We did not recognize any research and development services revenue for the nine months ended September 30, 2024.

Research and Development Expenses

The table and discussion below present research and development expenses for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
Core Psychedelic Programs
VLS-01	$9,690	$6,363	$3,328	52%
EMP-01	5,414	622	4,791	770%
Discovery	1,245	1,648	(403)	(24%)
Non-Psychedelic Program
RL-007	4,822	8,057	(3,235)	(40%)
Other Programs	1,951	4,249	(2,298)	(54%)
Enabling Technologies and Drug Discovery Platforms	49	145	(96)	(66%)
Unallocated research and development expenses:
Personnel expenses	9,792	14,340	(4,548)	(32%)
Professional and consulting services	220	765	(545)	(71%)
Other	3,704	324	3,380	1043%
Depreciation	213	—	213	100%
Total research and development expenses	$37,100	$36,513	$587	2%

Research and development expenses were $37.1 million for the nine months ended September 30, 2025, compared to $36.5 million for the nine months ended September 30, 2024. The increase of $0.6 million was primarily attributable to a $3.0 million increase related to the Psilera agreement, as well as $0.4 million in facility related costs following our acquisition of Nualtis, a $2.1 million increase in direct costs for our Core Psychedelic Programs, Non-Psychedelic Programs, and Other Programs as discussed below, and a $0.2 million increase in depreciation expense. The increase was partially offset by a $4.5 million decrease in personnel expenses (inclusive of a $3.7 million decrease in stock based compensation and a $0.1 million increase in restructuring costs), a $0.5 million decrease in professional services costs, and a $0.1 million decrease in Enabling Technologies and Drug Discovery Platforms as discussed below.

Core Psychedelic Programs

VLS-01: DMT for TRD

The $3.3 million net increase in direct costs for our VLS-01 program was primarily due to a $ 3.7 million net increase in clinical development costs related to our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 clinical trial of VLS-01, as compared to costs incurred during the nine months ended September 30, 2024 primarily for our Phase 1b trial of VLS-01 designed to evaluate the efficacy, safety, tolerability, PK and PD of VLS-01 delivered using our proprietary buccal formulation, as well as $1.6 million in increased manufacturing costs. These increases were partially offset by a $2.0 million decrease in preclinical development costs that were incurred to support our now ongoing Elumina trial.

EMP-01: R-MDMA for SAD

The $4.8 million increase in direct costs for our EMP-01 program was primarily due to a $4.3 million net increase in clinical development costs relating to our exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01, as well as $0.5 million of increased manufacturing costs.

Discovery (Non-Hallucinogenic)

The $0.4 million decrease in discovery costs was primarily due to a $0.4 million decrease in preclinical development costs related to our novel 5-HT2A receptor agonists.

Non-psychedelic Program

RL-007: Pro-Cognitive Neuromodulator for Cognitive Impairment Associated with Schizophrenia

The direct costs for RL-007 decreased by $3.2 million primarily due to a $3.0 million decrease in clinical development costs relating to our Phase 2b clinical trial for RL-007 in CIAS, a $0.1 million decrease in preclinical costs, and a $0.1 million decrease in manufacturing costs.

Other Programs

The $2.3 million decrease in our other programs primarily relates to a $2.5 million decrease in IBX-210 and DMX-1002 costs, a $0.4 million decrease in PCN-101 costs, and a $0.4 million decrease in EGX-121 costs. These costs were partially offset by a $1.0 million increase as a result of research and development costs incurred by Nualtis.

Enabling Technologies and Drug Discovery Platforms

The $0.1 million decrease in our enabling technologies and drug discovery platforms primarily relates to the wind-down costs of our Invyxis, TryptageniX, InnarisBio, and Psyber programs.

General and Administrative Expenses

General and administrative expenses were $40.0 million for the nine months ended September 30, 2025, compared to $36.2 million for the nine months ended September 30, 2024. The $3.8 million increase was largely attributable to a $8.7 million increase in legal and professional service expenses primarily in connection with the Beckley Psytech strategic combination and our pending Redomiciliation and a $0.2 million increase in depreciation expense. This increase was partially offset by $4.4 million decrease in personnel costs (inclusive of $3.7 million decrease in stock-based compensation and a $1.1 million decrease in restructuring costs) and a $0.7 million decrease in insurance costs.

Other expense, net

Interest income

Interest income for the nine months ended September 30, 2025 primarily consisted of interest earned on our cash balances and unsecured promissory note to Beckley Psytech. Interest income for the nine months ended September 30, 2024 primarily consisted of interest earned on our cash balances We recognized interest income of $1.0 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest expense

Interest expense for nine months ended September 30, 2025 and 2024 primarily consisted of interest expense incurred in connection with our 2022 Term Loan Facility. Interest expense decreased $1.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as the 2022 Term Loan Facility was extinguished in May 2025.

Benefit from research and development tax credit

We recognized a research and development tax credit from the Canadian Tax Authorities of $0.1 million for the nine months ended September 30, 2025. We recognized a research and development tax credit from the Australian Tax Authorities as a benefit of $0.6 million for the nine months ended September 30, 2024.

Change in fair value of assets and liabilities, net:

Change in Fair Value of Securities carried at Fair Value

Changes in fair value of securities consists of changes in the fair value of our available for sale securities for which we have elected the fair value option. During the nine months ended September 30, 2025 and 2024 we recognized a gain of $1.7 million and $3.2 million, respectively, relating to the change in fair value of securities.

Change in fair value of short-term notes receivable - related party, net

Changes in fair value of short-term notes receivable - related party, net, including interest, consisted of subsequent remeasurement of our short-term notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the nine months ended September 30, 2025 and 2024 we recognized no change in fair value and a $0.5 million loss, respectively, related to the change in the fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of short-term convertible notes receivable - related party

Changes in fair value of convertible notes receivable - related party, including interest, consisted of subsequent remeasurement of our convertible notes receivable with IntelGenx, prior to the completion of our acquisition, for which we have elected the fair value option. During the nine months ended September 30, 2025 and 2024 we recognized no change in fair value and a $13.2 million loss, respectively, related to the change in the fair value. See Note 7 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further information.

Change in fair value of other investments held at fair value

Changes in fair value of other investments held at fair value consists of subsequent remeasurement of our investments held at fair value, including our ADS holdings in COMPASS, IntelGenx related investments, prior to the completion of our acquisition, and additional contingent warrants issued by Beckley Psytech. During the nine months ended September 30, 2025, we recognized a $12.2 million gain related to our ADS holdings in COMPASS Pathways plc and a $2.8 million loss related to additional contingent warrants issued by Beckley Psytech. For the nine months ended September 30, 2024, we recognized a $22.0 million loss related to our holding in COMPASS Pathways plc, a $6.5 million loss related to our investments in IntelGenx Technologies Corp, and a $0.6 million gain related to our investment in Beckley Psytech.

Change in fair value of short-term convertible promissory notes

In December 2023, a noteholder exchanged their 2020 Convertible Notes for New NV Notes. As noted in Note 14 above, in September 2025, the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all of their respective New NV Notes into a total of 6,185,904 common shares of ATAI Life Sciences N.V. For the nine months ended September 30, 2025 and 2024, we recognized a $11.7 million loss and a $1.2 million gain, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Change in fair value of short-term convertible promissory notes - related party

In April 2024, a related party noteholder exchanged their 2020 Convertible Notes for New NV Notes. As noted in Note 14 above, in September 2025, the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all of their respective New NV Notes into a total of 6,185,904 common shares of ATAI Life Sciences N.V. For the nine months ended September 30, 2025 and 2024, we recognized a $8.6 million loss and a $2.8 million gain, respectively, due to a change in the fair value of the conversion option of the notes issued by ATAI Life Sciences NV.

Change in fair value of contingent consideration liability—related parties

The milestone and royalty payments in relation to the acquisition of Perception were recorded at the acquisition date, and are subsequently remeasured to fair value. For the nine months ended September 30, 2025 and 2024 we recognized an no change in fair value and an immaterial change in fair value related to the Perception contingent consideration.

Change in fair value of contingent consideration liability

In October 2023, we acquired shares of the noncontrolling interest of DemeRx IB making DemeRx IB a wholly owned subsidiary. An earn-out of up to $8.0 million was part of the consideration and was recognized at fair value at the transaction date and subsequently remeasured at fair value. For the nine months ended September 30, 2025 and 2024 we recognized no change in fair value and a $0.2 million gain, respectively, related to the DemeRx IB contingent consideration.

In December 2023, we disposed of our equity interest in TryptageniX, but retained the contingent consideration liability, which is subsequently remeasured to fair value. For the nine months ended September 30, 2025 and 2024, we recognized no change in fair value and an immaterial change in fair value, respectively, related to the TryptageniX contingent consideration.

Change in fair value of subsequent debtor-in-possession loan commitment

Change in fair value of subsequent debtor-in-possession loan commitment consisted of subsequent remeasurements of our liability for the remaining balance of the DIP Loan for which we have elected the fair value option. During the nine months ended September 30, 2024 we recognized $0.5 million gain related to the change in the fair value.

Change in fair value of pre-funded warrant liabilities

Change in fair value of pre-funded warrant liabilities consists of subsequent remeasurements of our pre-funded warrants issued pursuant to the June and July 2025 PIPE Financings, which we record at fair value. For the nine months ended September 30, 2025 we recognized a $35.9 million loss related to the increase in fair value of the warrants issued. We did not recognize any change in fair value for the nine months ended September 30, 2024.

Gain on other investments

Gain on other investments for the nine months ended September 30, 2025 consists of a $3.8 million gain related to our investment in Beckley Psytech which was recognized upon the issuance of the deferred shares pursuant to the Escrow Agreement. There was no gain on other investments for the nine months ended September 30, 2024

Change in fair value of digital assets, net

Change in fair value of digital assets, net consists of the subsequent remeasurement of our Bitcoin holding as Bitcoin is measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60. For the nine months ended September 30, 2025, we recognized a $1.4 million gain related to the change in fair value. We did not recognize any change in fair value for the nine months ended September 30, 2024.

Loss on extinguishment of debt

Loss on extinguishment of debt for the nine months ended September 30, 2025 was $1.3 million, which is related to our early repayment of all outstanding obligations under the 2022 Term Loan Facility in May 2025. We did not recognize any loss on extinguishment of debt for the nine months ended September 30, 2024.

Foreign exchange gain, net

We recorded a gain of $1.9 million related to foreign currency exchange rates for the nine months ended September 30, 2025 and a gain of $0.7 million related to foreign currency exchange rates for the nine months ended September 30, 2024. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro, Canadian Dollar, and Australian Dollar and the U.S. dollar on our foreign denominated balances.

Other expense, net

Other expense for the nine months ended September 30, 2025 was $1.4 million, which is related to $1.3 million of offering costs and commissions allocated to the pre-funded warrant liabilities issued pursuant to the June and July 2025 PIPE Financings and $0.1 million from the disposal of certain fixed assets. Other expense for the nine months ended September 30, 2024 was $2.7 million, which is primarily related to our initial recognition of the IntelGenx subsequent debtor-in-possession loan commitment and non-cash loss on sale of our ADS holdings in COMPASS.

Benefit from (provision for) income taxes

We incurred $0.4 million provision for and $0.2 million benefit from income taxes for the nine months ended September 30, 2025 and 2024. Our current income tax expense relates to tax expense of subsidiaries in the United States, Germany, Canada, and the United Kingdom.

Losses from Investments in Equity Method Investees

We did not recognize any losses from investment in equity method investees for the nine months ended September 30, 2025 . We recognized $2.0 million of losses from investment in equity method investees for the nine months ended September 30, 2024. Losses from investment in equity method investees represents our share of equity method investee losses on the basis of our equity ownership percentages or based on our proportionate share of the respective class of securities in our other investments in the event that the carrying amount of our equity method investments was zero.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2025 and 2024, we had net losses attributable to our shareholders of $115.2 million and $110.3 million, respectively. As of September 30, 2025 and December 31, 2024, our accumulated deficit was $815.4 million and $700.2 million, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future until we are able to commercialize any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities investments, and sales of common shares, as further described below. We maintain cash balances with financial institutions in excess of insured limits.

Our primary requirements for liquidity and capital are clinical trial costs, manufacturing costs, nonclinical and other research and development costs, funding of strategic investments (including integration process from our strategic combination with Beckley Psytech), public company compliance costs and general corporate needs. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

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

Sources of Liquidity

Convertible Promissory Notes

In November 2018 and October 2020, we issued an aggregate principal amount of €1.0 million or $1.2 million (collectively, the “Convertible Notes”). The Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each note has a face value of €1 and is convertible into one common share of ATAI Life Sciences AG (subsequently converted into ATAI Life Sciences GmbH in April 2025) upon the payment of €17.00. The noteholders have agreed that, subsequent to converting the notes into ATAI Life Sciences AG share, they will exchange the ATAI Life Sciences AG shares for Company shares.

In December 2023 and April 2024, respectively, a noteholder and a related party noteholder each entered into an agreement with us to exchange their respective Convertible Notes for New NV Notes. Each New NV Note has a face value of €1 and is convertible into 16 common shares of the Company upon the payment of €17.00.

In September 2025, the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all of their respective New NV Notes into 6,185,904 common shares of the Company. Upon conversion, the Company received $7.7 million.

Investments

A significant potential source of non-dilutive funding resides in our investment in COMPASS's ADS, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $34.4 million as of September 30, 2025.

Digital Assets

A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions. Based on quoted market prices, the market value of our ownership in Bitcoin was $11.4 million as of September 30, 2025.

ATM Program

In November 2022, we entered into an Open Market Sale AgreementSM, or sales agreement with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell our common shares from time to time through an “at-the-market” equity offering program under which Jefferies will act as sales agent. Subject to the terms and conditions of the sales agreement, Jefferies may sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. There have been no sales under the Sales Agreement during the nine months ended September 30, 2025. See Note 15 in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for more information.

February 2025 Public Offering

In February 2025, we entered into an underwriting agreement (the “February Underwriting Agreement”) with Berenberg Capital Markets LLC in connection with the issuance and sale by us in a public offering of 26,190,477 of our common shares, at a public offering price of $2.10 per share, less underwriting discounts and commissions. The common shares were offered pursuant to our registration statement on

Form S-3 (File No. 333-265970) filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 as well as a prospectus supplement thereto. Under the terms of the February Underwriting Agreement, we granted to the underwriter an option exercisable for 30 days to purchase up to an additional 3,928,571 common shares from us at the public offering price, less underwriting discounts and commissions. Pursuant to the February Underwriting Agreement, the underwriter exercised the option to purchase an additional 3,928,571 common shares.

The net proceeds from the offering of our common shares were approximately $59.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

PIPE Financing and Pre-Funded Warrant Subscription Agreements

On June 2, 2025, we entered into the subscription agreements, relating to the purchase (the “June 2025 PIPE Financing”) by the investors party thereto of (i) 9,993,341 common shares with a nominal value of €0.10 per share for a purchase price of $1.84 per share, and (ii) a pre-funded warrant to purchase 6,311,006 common shares with an exercise price of $0.01 (the “June 2025 Pre-Funded Warrant”), for a purchase price of $1.84 per common share underlying the June 2025 Pre-Funded Warrant less the exercise price for the June 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate net proceeds to us from the June 2025 PIPE Financing of approximately $28.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The June 2025 PIPE Financing was completed in June 2025.

On July 1, 2025, we entered into subscription agreements, relating to the purchase (the “July 2025 PIPE Financing”) by the investors party thereto of (i) 18,264,840 common shares with a nominal value of €0.10 per share for a purchase price of $2.19 per share, and (ii) a pre-funded warrant to purchase 4,566,210 common shares with an exercise price of $0.01 (the “July 2025 Pre-Funded Warrant”) for a purchase price of $2.19 per common share underlying the July 2025 Pre-Funded Warrant less the exercise price for the July 2025 Pre-Funded Warrant of $0.01 per share, resulting in aggregate gross proceeds to us from the July 2025 PIPE Financing of approximately $46.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The July 2025 PIPE Financing was completed in August 2025.

October 2025 Public Offering

In October 2025, we entered into an underwriting agreement (the “October Underwriting Agreement”) with Jefferies, as representative of the underwriters, in connection with the issuance and sale by us in a public offering of 23,725,000 of our common shares, at a public offering price of $5.48 per share, less underwriting discounts and commissions. The common shares were offered pursuant to a registration statement on Form S-3 (File No. 333-290592) filed with the SEC on September 29, 2025, which became automatically effective upon filing with the SEC, as well as a prospectus supplement thereto. Under the terms of the October Underwriting Agreement, we granted to the underwriters an option exercisable for 30 days to purchase up to an additional 3,558,750 common shares at the public offering price, less underwriting discounts and commissions. Pursuant to the October Underwriting Agreement, the underwriters exercised the option to purchase the full amount of the additional 3,558,750 common shares.

The net proceeds from the offering of the common shares were approximately $139.4 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

Liquidity Risks

As of September 30, 2025, we had cash and cash equivalents of $30.4 million and short-term securities of $84.2 million. We believe our cash, cash equivalents and short-term securities will be sufficient to fund our operations for at least the next twelve months following the date of this Quarterly Report on Form 10-Q, and, based on our current operating plan and inclusive of the net proceeds from the October 2025 Public Offering, we currently estimate that our existing cash, cash equivalents, and short-term securities will be sufficient to fund operations into 2029.

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
•
the cash requirements for strategic transactions, including acquisitions and partnerships and integration process for our strategic combination with Beckley Psytech;
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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(55,196)	$(58,142)
Net cash provided by (used in) investing activities	(68,783)	52,612
Net cash provided by financing activities	127,106	5,220
Effect of foreign exchange rate changes on cash	(230)	239
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,897	$(71)

Net Cash Used in Operating Activities

Net cash used in operating activities was $55.2 million for the nine months ended September 30, 2025, which consisted of a net loss of $115.3 million, adjusted by non-cash charges and other adjustments of $55.3 million and a net cash inflow of $4.8 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted of a $46.3 million loss related to the change in fair value of assets and liabilities, net, $9.3 million related to stock-based compensation, $3.0 million related to our Psilera asset acquisition, $1.4 million related to issuance costs allocated to pre-funded warrant liabilities issued pursuant to the June and July 2025 PIPE Financings, $1.3 million related to non-cash loss on the extinguishment of debt, $0.7 million of depreciation and amortization, $0.4 million of non-cash lease expense, and $0.2 million related to amortization of debt discount. These losses were partially offset by $3.8 million non-cash gain related to other investments, $2.0 million non-cash gain related to unrealized foreign exchange revaluation, and $1.4 million non-cash gain related to the change in fair value of digital assets. The net cash inflow of $4.8 million from the change in operating assets and liabilities were primarily due to a $2.6 million increase in accounts payable, a $1.9 million decrease in prepaid expenses and other assets, and a $0.3 million increase in accrued liabilities.

Net cash used in operating activities was $58.1 million for the nine months ended September 30, 2024, which consisted of a net loss of $111.1 million, adjusted by non-cash charges of $58.1 million and a net cash outflow of $5.2 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted $36.0 million loss related to the change in fair value of assets and liabilities, net, $17.1 million of stock-based compensation, $2.0 million of losses from our equity method investments, $1.0 million in other expenses, $0.2 million in depreciation and amortization expense, $0.3 million amortization of debt discount, and $0.2 million change in right-of-use asset, partially offset by a $0.8 million unrealized foreign exchange gain. The net cash outflows from the change in operating assets and liabilities were primarily due to a $3.8 million decrease in accrued liabilities and a $0.3 million decrease in accounts payable, partially offset by a $1.6 million increase in prepaid expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $68.8 million for the nine months ended September 30, 2025, primarily driven by $38.9 million of cash paid for securities carried at fair value, $10.0 million of cash paid for our investment in Beckley Psytech, $10.0 million of cash paid for the Beckley Psytech promissory note, $10.0 million of cash paid for the acquisition of digital assets, $3.0 million of cash paid for Psilera asset acquisition, and $0.8 million of cash paid for property and equipment. These were partially offset by $3.9 million of proceeds from the sale of our COMPASS Pathways plc.

Net cash provided by investing activities was $52.6 million for the nine months ended September 30, 2024, primarily driven by $54.3 million of proceeds from the sale and maturities of securities carried at fair value and $16.1 million of proceeds from the sale of other investment held at fair value, partially offset by $10.0 million cash paid for investments, $2.0 million of cash paid for short term convertible notes receivable and warrant – related party, and $5.7 million of cash paid for short term notes receivable – related parties, net.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $127.1 million for the nine months ended September 30, 2025, primarily driven by the $118.2 million of net cash proceeds from the issuance of common stock related to our February 2025 equity offering, June 2025 PIPE Financing, and July 2025 PIPE Financing, $21.5 million of proceeds from the issuance of pre-funded warrants related to the June 2025 PIPE Financing and July 2025 PIPE Financing, $7.7 million of proceeds from the conversion of convertible notes into common shares, and $7.1 million in proceeds from stock option exercises. These were offset by $21.8 million paid for the extinguishment of our 2022 Term Loan Facility and $5.7 million paid for common stock and pre-funded warrant issuance costs related to our February 2025 equity offering, June 2025 PIPE Financing, and July 2025 PIPE Financing.

Net cash provided by finance activities was $5.2 million for the nine months ended September 30, 2024, due to $5.0 million of proceeds from debt financing and $0.4 million of proceeds from stock option exercises, partially offset by $0.2 million of financing costs paid.

Indebtedness

Convertible Notes

In November 2018, we issued an aggregate principal amount of $0.2 million of 2018 convertible notes (“2018 Convertible Notes”). In October 2020, we issued an additional principal amount of $1.0 million of 2018 Convertible Notes and 2020 Convertible Notes. The 2018 Convertible Notes and 2020 Convertible Notes are non-interest-bearing and have a maturity date of September 30, 2025, unless previously redeemed, converted, purchased or cancelled. Each note has a face value of €1 and is convertible into one common share of ATAI Life Sciences AG upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity, except during certain periods subsequent to the consummation of the IPO.

In December 2023 and April 2024, respectively, a noteholder and a related party noteholder each entered into an agreement with us to exchange their respective 2018 and 2020 Convertible Notes for New NV Notes. Each New NV Note has a face value of €1 and is convertible into 16 common shares of the Company upon the payment of €17.00. Conversion rights may be exercised by a noteholder at any time prior to maturity.

In September 2025, the noteholder and related party noteholder each exercised the conversion feature of the New NV Notes and converted all their respective New NV Notes into 6,185,904 common shares of ATAI Life Sciences N.V. Upon conversion, the Company received $7.7 million.

Hercules Term Loan

In August 2022, we entered into a Loan and Security Agreement (as amended, the “Hercules Loan Agreement”) with Hercules Capital, Inc., a Maryland corporation (“Hercules”), The Hercules Loan Agreement provided for term loans in an aggregate principal amount of up to $175.0 million under multiple tranches (collectively, the “2022 Term Loan Facility”).

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

The Hercules Loan Agreement contained customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent (the “Qualified Cash”) at all times commencing from August 2022, which included a cap on the amount of cash that can be held by, among others, certain of our foreign subsidiaries in Australia and the United Kingdom. In addition, the financial covenant under the Hercules Loan Agreement required, beginning on October 1, 2024, that we maintain Qualified Cash in an amount no less than the sum of (1) 50% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of our and our Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, upon the occurrence of certain conditions, we were required to at all times maintain Qualified cash in an amount no less than the sum of (1) 70% of the outstanding amount under the 2022 Term Loan Facility, and (2) the amount of our and our Subsidiary Guarantors’ accounts payable that had not been paid within 180 days from the invoice date of the relevant account payable, subject to certain exceptions; provided, further, that the financial covenant would not apply on any day that our market capitalization is at least $550.0 million measured on a consecutive 10-business day period immediately prior to such date of measurement and tested on a daily basis. Upon the occurrence of an event of default, subject to any specified cure periods, the Lenders could declare all amounts owed by us immediately due and payable by the Lenders. As of the Payoff Date (as defined below), we were in compliance with all applicable covenants under the Hercules Loan Agreement.

Prior to the Payoff Date, we incurred financing expenses related to the Hercules Loan Agreement, which were recorded as an offset to long-term debt on our consolidated balance sheets. These deferred financing costs were amortized over the term of the debt using the effective interest method, and were included in other income, net in our unaudited condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, interest expense included zero and $0.1 million, respectively, of amortized deferred financing costs related to the 2022 Term Loan Facility. For the nine months ended September 30, 2025 and 2024, interest expense included $0.2 million and $0.3 million, respectively, of amortized deferred financing costs related to the 2022 Term Loan Facility.

On May 2, 2025, we entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”) with Hercules. Pursuant to the Payoff Letter, on May 2, 2025 (the “Payoff Date”), the we paid off the outstanding loan amount of approximately $21.8 million in full in repayment of the our outstanding obligations under the Hercules Loan Agreement, and thereby terminated the 2022 Term Loan Facility. Due to the early prepayment, the we incurred a prepayment fee equal to 0.50% of the outstanding principal balance for a total of $0.1 million. In addition, the we paid an end of term charge equal to 6.95% of the outstanding principal balance for a total of $1.4 million. For the nine months ended September 30, 2025, we recognized a $1.3 million loss on extinguishment of debt, which is recorded to Loss on extinguishment of debt in our unaudited condensed consolidated statements of operations.

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our commitments and obligations were reported in our Annual Report, as updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. As of September 30, 2025, there has been no change in our commitments and obligations that were previously reported and updated in our Form 10-Q for the quarterly period ended March 31, 2025.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for more information.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2025 we had cash and cash equivalents of $30.4 million and short-term securities of $84.2 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is generally the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the unaudited condensed consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the previous month. Gains or losses due to transactions in foreign currencies are included in other expenses, net in our unaudited condensed consolidated statements of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The success of the strategic combination will depend on, among other things, the combined group’s ability to integrate atai’s and Beckley Psytech’s businesses in a manner that realizes anticipated synergies and benefits and meets or exceeds the forecasted stand‑alone cost savings anticipated by the combined group. Over time, the Company anticipates that the combined group will benefit from significant synergies, based on, among other things, increased scale. If the combined group is not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the strategic combination may not be realized fully or at all or may take longer to realize than expected.

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

atai and Beckley Psytech previously have operated independently, and their respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of suppliers, vendors, landlords, joint venture partners or other business partners, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses or delays associated with and following completion of the strategic combination or higher than expected integration costs and an overall post‑completion integration process that takes longer than originally anticipated.

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

During the nine months ended September 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1+§	Share Purchase Agreement, dated as of June 2, 2025, among the Company, Beckley Psytech Limited and certain other parties thereto.	8-K	001-40493	2.1	6/2/2025

3.1	Articles of Association of Atai Beckley N.V. (translated into English), currently in effect					*

10.1+§	Form of Subscription Agreement	8-K	001-40493	10.1	7/1/2025

10.2+§	Subscription Agreement, dated as of July 1, 2025, entered into between the Company and Apeiron Investment Group Ltd.	8-K	001-40493	10.2	7/1/2025

10.3+§	Subscription Agreement, dated as of July 1, 2025, entered into between the Company and Ferring Ventures S.A	8-K	001-40493	10.3	7/1/2025

10.4§	Form of Pre-Funded Warrant.	8-K	001-40493	10.4	7/1/2025

10.5+	Registration Rights Agreement, dated as of July 1, 2025, among the Company and the July 2025 PIPE Investors.	8-K	001-40493	10.5	7/1/2025

10.6+	Senior Promissory Note, dated as of August 13, 2025, by and between the Company and Beckley Psytech Ltd.	10-Q	001-40493	10.17	8/14/2025

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith
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

Atai Beckley N.V.

Date: November 12, 2025	By:	/s/ Srinivas Rao
Srinivas Rao
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Anne Johnson
Anne Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)